Form 10-Q
period 1994-03-31
CROSS A T CO
filed 1994-05-11
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended   March 31, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
OF 1934    [NO FEE REQUIRED]

For the transition period from __________to __________


Commission File No. 1-6720


A. T. CROSS COMPANY
(Exact name of registrant as specified in its charter)


        Rhode Island                              05-0126220
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


One Albion Road, Lincoln, Rhode Island                          02865
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (401) 333-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X  No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1994:

Class A common stock - 15,179,467 shares

Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION


A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
                                                1994    1993      1993
ASSETS                                          (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 73,906 $ 28,683  $ 52,822
  Short-Term Investments                        7,882   45,622    18,312
  Accounts Receivable                          22,197   21,729    36,960
  Inventories                                  22,601   32,348    18,964
  Other Current Assets                          3,287    3,967     3,068
     TOTAL CURRENT ASSETS                     129,873  132,349   130,126

PROPERTY, PLANT AND EQUIPMENT                  78,346   86,921    77,493
  Less Allowances for Depreciation             46,998   46,944    45,363
                                               31,348   39,977    32,130
INTANGIBLES AND OTHER ASSETS                   16,745   10,741    16,738
                                             $177,966 $183,067  $178,994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                        $ 21,590 $ 16,953  $ 21,243
  Compensation and Related Taxes                5,500    4,378     6,647
  Cash Dividends Payable                            0        0     2,709
  Contributions Payable to Employee
    Benefit Plans                               8,584    6,517     8,632
  Income Taxes Payable                            884      110       995
     TOTAL CURRENT LIABILITIES                 36,558   27,958    40,226

ACCRUED WARRANTY COSTS                          4,684    4,059     4,609

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued and Outstanding 15,179,467 Shares
   in 1994, 15,120,454 and 15,125,982 Shares
   in March and December, 1993, respectively   15,179   15,120    15,126
Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares      1,805    1,805     1,805
  Capital in Excess of Par Value               10,138    9,205     9,389
  Retained Earnings                           109,523  125,359   108,162
  Accumulated Foreign Currency
   Translation Adjustment                          79     (439)     (323)
                                              136,724  151,050   134,159
                                             $177,966 $183,067  $178,994



A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                  1994        1993
                                                (Thousand of Dollars
                                                Except per Share Data)

Net Sales                                        $35,193    $36,475
Cost of Goods Sold                                18,507     21,203
                                                  16,686     15,272

Selling, General and Administrative Expenses      13,296     12,575
Service and Distribution Costs                     1,105      1,447
Research and Development Expenses                    468        560
                                                   1,817        690

Interest and Other Income                            587        726

Income from Continuing Operations
  Before Income Taxes                              2,404      1,416

Income Taxes                                       1,043        471

Income from Continuing Operations                  1,361        945

Loss from Discontinued Operations                      -       (772)

Net Income                                       $ 1,361    $   173


Income (Loss) Per Share: - Note B
  From Continuing Operations                       $0.08     $ 0.06
  From Discontinued Operations                         -      (0.05)
     Net Income Per Share                          $0.08     $ 0.01




See notes to condensed consolidated financial statements.



A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED
                                                        MARCH 31

                                                     1994      1993

                                                  (Thousand of Dollars)
Cash Provided By (Used In):
Operating Activities:
  Net Cash Provided by Continuing Operations        $14,157  $ 15,500
  Net Cash Provided by Discontinued Operations            -       908
    Net Cash Provided By Operating Activities        14,157    16,408

Investing Activities:
  Additions to Property, Plant and Equipment           (863)   (1,801)
  Additional Acquisition Payment                        (69)      (52)
  Purchase of Short-Term Investments                 (3,077)  (23,629)
  Sale or Maturity of Short-Term Investments         13,508    20,811
   Net Cash Provided By (Used In)
     Investing Activities                             9,499    (4,671)

Financing Activities:
  Cash Dividends Paid                                (2,709)   (5,414)
  Other                                                  62       109
   Net Cash Used in Financing Activities             (2,647)   (5,305)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                              75      (155)

Increase in Cash and Cash Equivalents                21,084     6,277

Cash and Cash Equivalents at Beginning of Period     52,822    22,406

Cash and Cash Equivalents at End of Period          $73,906  $ 28,683




See notes to condensed consolidated financial statements.


A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In the first quarter of 1993, the Company used the gross profit method to determine approximately half of its interim inventories. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.
The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B - Net Income Per Share

Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,935,455 and 16,923,187 for the first quarter ended March 31, 1994 and 1993, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


NOTE C - Discontinued Operations

On June 30, 1993, the Company completed the sale of the Mark Cross trademark and selected assets of its wholly owned subsidiary Mark Cross, Inc. and discontinued its retail business. The Company recorded a $772,000 after tax loss in the first quarter of 1993 in connection with this discontinued operation.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


Results of Operations

Net sales for the first quarter ended March 31, 1994 decreased by $1.3 million or 3.5% from the first quarter of 1993. Domestic sales were 21.6% less than last year but foreign sales were 30.7% higher than 1993.
Domestic sales, which include leather sales, were unfavorably affected by inventory reduction programs of certain major customers. The foreign sales increase is attributable in part to the introduction of the new wide-girth Townsend line and the positive impact this product has had on the traditional Century line. Foreign sales to the Far East markets were very strong as the over-stocked inventory condition that affected many of the company's foreign distributors has been brought under control and these customers are better prepared to replenish inventory levels.

The gross profit margin for the first quarter of 1994 was 47.4%, as compared to 41.9% in 1993. The improvement in margins was largely the result of lower average costs this quarter as compared to 1993. These lower costs were the result of the manufacturing changes that were put in place over the last two years. Prices were not increased this year and are comparable to prices in the first quarter of last year.

Selling, general and administrative expenses increased 5.7% to $13.3 million in the first quarter of 1994 as a result of planned increases in advertising expenditures in support of the expanded Townsend product line. Service and Distribution costs in the first quarter were 23.6% below the same period in 1993, partially due to timing but also indicative of the cost savings generated by consolidating the distribution function. Research and Development expenses were 16.4% lower than the first quarter of 1993 due to the timing of new product development projects this year as compared to last. Research and development costs for all of 1994 are expected to exceed 1993 by approximately 50%.

The effective tax rate for the first quarter of 1994 was 43.4% as compared to 33.3% for the first quarter of last year. Changes in U.S. tax laws have caused an increase in the effective tax rate for the Company as income earned by the company's subsidiary in Ireland will now be taxed at the higher U.S. rate as compared to a 10% effective rate last year. The effective income tax rate differs from the U.S. statutory rate of 35% principally because of the effect of the limited benefits generated from certain foreign operations sustaining losses.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments increased $10.7 million from December 31, 1993 to $81.8 million at March 31, 1994. Most of this increase, and the corresponding decrease in accounts receivable, resulted from cash collected in January 1994 from customers who took advantage of the 1993 promotion that allowed qualifying domestic customers to defer payments on their 1993 purchases. Cash available for domestic operations approximated $28.2 million while cash held off-shore approximated $53.6 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short term basis. No funds were borrowed under this line in either the first quarter of 1994 or 1993.

On April 28, 1994, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its outstanding class A common stock, with the price and timing of purchases to be at the discretion of management.


PART II.  OTHER INFORMATION

No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for three months ended March 31, 1994.



SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: May 11, 1994                  By:JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: May 11, 1994                  By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer
Page 6