Form 10-Q
period 1994-06-30
CROSS A T CO
filed 1994-08-10
CIK 25793

Page 11

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  June 30, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
OF 1934    [NO FEE REQUIRED]

For the transition period from __________ to __________


                        Commission File No. 1-6720


                            A. T. CROSS COMPANY
          (Exact name of registrant as specified in its charter)


        Rhode Island                              05-0126220
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)


One Albion Road, Lincoln, Rhode Island                          02865
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (401) 333-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X  No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1994:

                 Class A common stock - 15,151,001 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION


                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30      December 31
                                                 1994    1993      1993
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 32,308 $ 36,810  $ 52,822
  Short-Term Investments                         45,708   38,349    18,312
  Accounts Receivable                            22,587   18,926    36,960
  Inventories-Note B                             19,353   21,331    18,964
  Other Current Assets                            4,529    6,145     3,068
     TOTAL CURRENT ASSETS                       124,485  121,561   130,126

PROPERTY, PLANT AND EQUIPMENT                    80,329   74,713    77,493
  Less Allowances for Depreciation               48,649   44,794    45,363
                                                 31,680   29,919    32,130
INTANGIBLES AND OTHER ASSETS                     16,751   13,606    16,738
                                               $172,916 $165,086  $178,994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 18,103 $ 15,775  $ 21,243
  Compensation and Related Taxes                  6,436    5,358     6,647
  Cash Dividends Payable                              0        0     2,709
  Contributions Payable to Employee
    Benefit Plans                                 8,976    7,136     8,632
  Income Taxes Payable                              190   (3,294)      995
     TOTAL CURRENT LIABILITIES                   33,705   24,975    40,226

ACCRUED WARRANTY COSTS                            4,759    4,109     4,609

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,182,801 Shares and Outstanding
   15,151,001 Shares in 1994, Issued and
   Outstanding 15,121,654 and 15,125,982 Shares
   in June and December, 1993, respectively      15,183   15,122    15,126
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     10,176    9,220     9,389
  Retained Earnings                             107,495  109,928   108,162
  Accumulated Foreign Currency
   Translation Adjustment                           303      (73)     (323)
                                                134,962  136,002   134,159
  Treasury Stock, at Cost; 31,800 Shares           (510)       -         -
     TOTAL SHAREHOLDERS' EQUITY                 134,452  136,002   134,159
                                               $172,916 $165,086  $178,994

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30              JUNE 30
                                    1994       1993       1994      1993
                               (Thousands of Dollars Except per Share Data)

Net Sales                         $40,620  $ 37,294      $75,813  $ 73,769
Cost of Goods Sold                 21,897    21,194       40,404    42,397
  Gross Profit                     18,723    16,100       35,409    31,372

Selling, General and
  Administrative Expenses          16,485    16,135       29,781    28,710
Service and Distribution Costs      1,075     1,153        2,180     2,600
Research and Development Expenses     626       255        1,094       815
Restructuring Charges-Note E            -     9,610            -     9,610
  Operating Income (Loss) from
    Continuing Operations             537   (11,053)       2,354   (10,363)

Interest and Other Income             760       547        1,347     1,273

Income (Loss) from Continuing
  Operations Before Income Taxes    1,297   (10,506)       3,701    (9,090)

Income Taxes                          608    (3,720)       1,651    (3,249)

Income (Loss) from
  Continuing Operations               689    (6,786)       2,050    (5,841)

Loss from Discontinued Operations,
  less Income Tax Benefit-Note D
    Loss from Operations                -      (728)           -    (1,500)
    Loss on Disposal                    -    (2,500)           -    (2,500)

Net Income (Loss)                 $   689  $(10,014)     $ 2,050  $ (9,841)

Income (Loss) Per Share:-Note C
  From Continuing Operations        $0.04    $(0.40)       $0.12    $(0.34)
  From Discontinued Operations          -     (0.19)           -     (0.24)
     Net Income (Loss) Per Share    $0.04    $(0.59)       $0.12    $(0.58)

Dividends Declared Per Share        $0.16    $ 0.32        $0.16    $ 0.32


See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                     1994      1993
                                                  (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities:
  Net Cash Provided by Continuing Operations        $15,620  $ 20,308
  Net Cash Provided by Discontinued Operations            -        84
    Net Cash Provided By Operating Activities        15,620    20,392

Investing Activities:
  Proceeds From Sale of Assets                            -     4,750
  Additions to Property, Plant and Equipment         (2,849)   (4,317)
  Additional Acquisition Payment                       (275)     (208)
  Purchase of Short-Term Investments                (43,779)  (27,255)
  Sale or Maturity of Short-Term Investments         16,383    31,710
   Net Cash Provided By (Used In)
     Investing Activities                           (30,520)    4,680

Financing Activities:
  Cash Dividends Paid                                (5,426)  (10,831)
  Purchase of Treasury Stock                           (510)        -
  Other                                                 104       126
   Net Cash Used in Financing Activities             (5,832)  (10,705)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             218        37

Increase (Decrease)in Cash and Cash Equivalents     (20,514)   14,404

Cash and Cash Equivalents at Beginning of Period     52,822    22,406

Cash and Cash Equivalents at End of Period          $32,308  $ 36,810




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1994

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In the three and six month periods ended June 30, 1993, the Company used the gross profit method to determine approximately half of its interim inventories. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B - Inventories
The components of inventory at June 30, 1994 and December 31, 1994 were as follows:

                                   June 30     December 31
                                    1994          1993
               Raw materials       $ 3,697       $ 4,223
               Work in process       3,356         3,004
               Finished products    12,300        11,737

                                   $19,353       $18,964


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,977,000 and 16,979,857 for the second quarter and six months ended June 30, 1994, respectively and 16,926,204 and 16,924,703 for the second quarter and six months ended June 30, 1993, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


NOTE D - Discontinued Operations
On June 30, 1993, the Company completed the sale of the Mark Cross trademark and selected assets of its wholly owned subsidiary Mark Cross, Inc. and discontinued its retail business. The Company recorded an after-tax loss of $3,228,000 and $4,000,000 in the second quarter and six months ended June 30, 1993, respectively, in connection with the operation and disposal of this discontinued operation.


NOTE E - Restructuring and Other Charges
In the second quarter of 1993, the Company recorded a $9.6 million restructuring charge ($6.2 million after-tax) in connection with consolidating its production and distribution facilities, restructuring its corporate organization and the discontinuance of certain product lines.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations Second Quarter 1994 Compared to Second Quarter 1993

Net sales for the second quarter ended June 30, 1994 increased by $3.3 million or 8.9% from the second quarter of 1993. Domestic sales were 4.7% higher than last year while foreign sales were 16.9% improved over the same period in 1993. The higher domestic sales this quarter reflect the positive consumer response to many of the Company's new products and marketing initiatives, including the new wider-girth Townsend line and the introduction of several traditional narrow-girth products in impulse packaging to domestic mass merchandisers. The increase in foreign sales is due, in part, to working closely with foreign distributors to enhance the image of the Cross brand and to control product distribution and inventory levels.

Gross profit margins for the second quarter of 1994 were 46.1%, compared to 43.2% for the second quarter of 1993. The gross margin improvement was due largely to lower average costs this year as compared to the same period in 1993, resulting from the widespread changes to the manufacturing process completed over the last two years. The benefit of these cost reductions was more significant in the last half of 1993 than in the earlier part of the year. Therefore, in comparison to last year, the Company does not expect the increase in margins experienced in the last six months of 1994 to be as pronounced as in the first six months.

Selling, general and administrative expenses and service and distribution costs remained at nearly the same level as 1993. Research and Development expenses were more than double the expenditures for the same period last year. The increase in R&D was due largely to a planned higher investment in new product development this year.

Interest and other income improved over 1993 by 38.9% as a result of higher average investments combined with slightly higher average yields.

The effective tax rate on income (loss) from continuing operations for the second quarter of 1994 was 46.9% as compared to a 35.4% credit for the second quarter of 1993. The tax rate for 1994 was higher than the tax credit in 1993 due to changes in the U.S. tax laws that have resulted in the taxation of income earned by the Company's subsidiary in Ireland at the higher U.S. rate as compared to the 10% effective rate in 1993. The effective income tax rate differs from the U.S. statutory rate of 35% principally because of the effect of the limited benefits generated from certain foreign operations sustaining losses.


Results of Operations Six Months Ended June 30, 1994 Compared to June 30,
1993

Net sales for the six months ended June 30, 1994 were $75.8 million, or 2.8% higher than the same period in 1993. Domestic sales of $44.4 million were 8.3% lower, but foreign sales were up 23.8% over the same period in 1993. Domestic sales, which were adversely affected by inventory reduction programs of certain major customers early in the year, recovered significantly in the second quarter as customers responded favorably to many of the Company's products and marketing initiatives. Internationally, sales continue to be strong in the Asia/Pacific Rim and other key markets as the Company's new wide-girth line, Townsend, has been very successful and has helped to bring renewed excitement and vitality to the entire range of Cross products. In addition, as noted in the discussion of the second quarter results, the increase in foreign sales is also attributable to working closely with foreign distributors to enhance the image of the Cross brand and to control product distribution and inventory levels.

Gross profit margins for the six months were 46.7%, as compared to 42.5% for 1993. The gross margin improvement was due largely to lower average costs this year as compared to the same period in 1993. As noted above, the lower costs are the result of numerous manufacturing initiatives implemented over the past several years. In comparison to last year, the Company does not expect the increase in margins experienced in the last six months of 1994 to be as pronounced as in the first six months.

Selling, general and administrative expenses for the six months ended June 30, were 3.7% higher than the same period for 1993. The minor increase was due primarily to higher advertising expenditures combined with general inflation. Service and distribution costs are 16.2% lower than last year and reflect the lower overhead costs resulting from the consolidation of the manufacturing and distribution functions from two locations into one, as well as a lower volume of products returned for service. Research and Development expenses are up over last year by 34.2% and are consistent with the Company's projected total increase for the year of approximately 40%.

Included in the second quarter and six month results for 1993 was a $9.6 million restructuring charge. The charge was comprised of a provision for loss on the sale of the Company's distribution center, costs of consolidating manufacturing operations in connection with cost-reducing manufacturing initiatives, expenses associated with an early retirement program and employee separation program, and a provision for inventory write-downs for certain discontinued product lines.

Interest and other income increased by 5.8% for the first six months of 1994 due to higher levels of investments and a slightly higher interest rate.

The effective tax rate on income/(loss) from continuing operations for the six months ended June 30, 1994 was 44.6% as compared to the 35.7% credit for the 1993 six month period. As mentioned in the second quarter discussion above, the higher 1994 rate as compared to the 1993 credit was due primarily to changes in U.S. tax laws relating to U.S. companies with international operations.


Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments increased $6.9 million from December 31, 1993 to $78.0 million at June 30, 1994. Most of this increase, and the corresponding decrease in accounts receivable, resulted from cash collected in January 1994 from customers who took advantage of the 1993 special holiday promotion. This promotion, which allowed qualifying domestic customers to defer payments on their 1993 purchases, was similar to the programs that have been offered in past years. Cash available for domestic operations approximated $22.9 million while cash held off-shore approximated $55.1 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short term basis. No funds were borrowed under this line of credit in either 1994 or 1993.

On April 28, 1994, the Company's Board of Directors authorized a repurchase of up to 1,000,000 shares of its outstanding Class A common stock, the timing and price to be at the discretion of management. As of June 30, 1994, 31,800 shares had been repurchased at a cost of approximately $510,000.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 28, 1994 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

     a.  Number of Directors

     The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 12,881,096 Class A shares in favor, 209,116 against, 43,152 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against.

     b. Election of Directors

     The following directors were elected by the Class A shareholders:

                                         For          Withheld
              Terrence Murray         12,928,649      204,715
              James C. Tappan         13,069,139       64,225
              Thomas C. McDermott     12,931,306      202,058

     The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

                             Bradford R. Boss
                             Russell A. Boss
                             John E. Buckley
                             Bernard V. Buonanno, Jr.
                             H. Frederick Krimendahl, II
                             Edward M. Watson

     c. Appointment of Independent Auditors

     A proposal to ratify the appointment of Ernst & Young as independent auditors for the Company for the year ending December 31, 1994 was approved by the unanimous vote of 1,804,800 Class B shares.

Item 6. No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for six months ended June 30, 1994.


                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: August 5, 1994               By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: August 5, 1994               By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer