Form 10-Q
period 1994-09-30
CROSS A T CO
filed 1994-11-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  September 30, 1994


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1994:

                 Class A common stock - 14,966,625 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION


                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30   December 31
                                                 1994    1993       1993
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 25,031 $ 40,684  $ 52,822
  Short-Term Investments                         49,671   31,981    18,312
  Accounts Receivable                            30,691   26,074    36,960
  Inventories-Note B                             16,496   16,393    18,964
  Other Current Assets                            3,228    5,274     3,068
     TOTAL CURRENT ASSETS                       125,117  120,406   130,126

PROPERTY, PLANT AND EQUIPMENT                    82,352   77,728    77,493
  Less Allowances for Depreciation               50,289   46,636    45,363
                                                 32,063   31,092    32,130
INTANGIBLES AND OTHER ASSETS                     16,680   14,340    16,738
                                               $173,860 $165,838  $178,994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 21,481 $ 15,833  $ 21,243
  Compensation and Related Taxes                  6,527    5,217     6,647
  Cash Dividends Payable                              0        0     2,709
  Contributions Payable to Employee
    Benefit Plans                                 7,685    7,572     8,632
  Income Taxes Payable                            1,885   (2,741)      995
     TOTAL CURRENT LIABILITIES                   37,578   25,881    40,226

ACCRUED WARRANTY COSTS                            4,834    4,159     4,609

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,191,625 Shares and Outstanding
   14,966,625 Shares in 1994, Issued and
   Outstanding 15,125,982 Shares in September
   and December, 1993, respectively              15,192   15,126    15,126
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     10,292    9,279     9,389
  Retained Earnings                             107,468  109,578   108,162
  Accumulated Foreign Currency
   Translation Adjustment                           330       10      (323)
                                                135,087  135,798   134,159
  Treasury Stock, at Cost; 225,000 Shares        (3,639)       -         -
     TOTAL SHAREHOLDERS' EQUITY                 131,448  135,798   134,159
                                               $173,860 $165,838  $178,994

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30         SEPTEMBER 30
                                    1994       1993       1994      1993
                               (Thousands of Dollars Except per Share Data)

Net Sales                         $45,928  $ 40,096     $121,741  $113,865
Cost of Goods Sold                 24,322    22,535       64,726    64,932
  Gross Profit                     21,606    17,561       57,015    48,933

Selling, General and
  Administrative Expenses          16,496    13,252       46,277    41,962
Service and Distribution Costs        992     1,014        3,172     3,614
Research and Development Expenses     343       553        1,437     1,368
Restructuring Charges-Note E            -         -            -     9,610
  Operating Income (Loss) From
    Continuing Operations           3,775     2,742        6,129    (7,621)

Interest and Other Income           1,052       749        2,399     2,022

Income (Loss) From Continuing
  Operations Before Income Taxes    4,827     3,491       8,528     (5,599)

Income Taxes (Benefit)              2,153     1,133       3,804     (2,116)

Income (Loss) From
  Continuing Operations             2,674     2,358       4,724     (3,483)

Loss from Discontinued Operations,
  Less Income Tax Benefit-Note D
    Loss From Operations                -         -           -     (1,500)
    Loss On Disposal                    -         -           -     (2,500)

Net Income (Loss)                 $ 2,674  $  2,358     $ 4,724   $ (7,483)

Income (Loss) Per Share:-Note C
  From Continuing Operations        $0.16    $ 0.13      $ 0.28     $(0.21)
  From Discontinued Operations          -         -           -      (0.24)
     Net Income (Loss) Per Share    $0.16    $ 0.13      $ 0.28     $(0.45)

Dividends Declared Per Share        $0.16    $ 0.16      $ 0.32     $ 0.48


See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                     1994      1993
                                                  (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities:
  Net Cash Provided by Continuing Operations        $20,209  $ 24,175
  Net Cash Used in Discontinued Operations                -      (201)
    Net Cash Provided By Operating Activities        20,209    23,974

Investing Activities:
  Proceeds From Sale of Assets                            -     5,650
  Additions to Property, Plant and Equipment         (4,902)   (7,450)
  Additional Acquisition Payment                       (481)     (365)
  Acquisition of Minority Interest in Subsidiary          -      (985)
  Purchase of Short-Term Investments                (49,060)  (29,199)
  Sale or Maturity of Short-Term Investments         17,701    40,022
   Net Cash Provided By (Used In)
     Investing Activities                           (36,742)    7,673

Financing Activities:
  Cash Dividends Paid                                (8,128)  (13,540)
  Purchase of Treasury Stock                         (3,639)        -
  Other                                                 228       190
   Net Cash Used in Financing Activities            (11,539)  (13,350)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             280       (19)

Increase (Decrease)in Cash and Cash Equivalents     (27,792)   18,278

Cash and Cash Equivalents at Beginning of Period     52,822    22,406

Cash and Cash Equivalents at End of Period          $25,031  $ 40,684




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1994

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In the three and nine month periods ended September 30, 1993, the Company used the gross profit method to determine approximately half of its interim inventories. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B - Inventories
The components of inventory at September 30, 1994 and December 31, 1993 were as follows:

                                   September 30     December 31
                                       1994            1993
               Raw materials         $ 3,857          $ 4,223
               Work in process         2,247            3,004
               Finished products      10,392           11,737

                                     $16,496          $18,964


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,852,929 and 16,937,083 for the third quarter and nine months ended September 30, 1994, respectively and 16,929,371 and 16,926,276 for the third quarter and nine months ended September 30, 1993, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


NOTE D - Discontinued Operations
On June 30, 1993, the Company completed the sale of the Mark Cross trademark and selected assets of its wholly owned subsidiary Mark Cross, Inc. and discontinued its retail business. The Company recorded an after-tax loss of $ $4,000,000 in the nine month period ended September 30, 1993 in connection with the operation and disposal of this discontinued operation.


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations Third Quarter 1994 Compared to Third Quarter 1993

Net sales for the third quarter ended September 30, 1994 increased by $5.8 million or 14.5% from the third quarter of 1993. Domestic sales were 15.1% higher than last year while foreign sales were 13.4% improved over the same period in 1993. The higher domestic sales this quarter reflect the continued favorable consumer response to many of the Company's new products and marketing initiatives. The new wider girth Townsend line has not only created new excitement at the prestige end of the high priced writing instrument line, but has also stimulated interest in the traditional narrow girth Century products. A new low cost resin based writing instrument was launched during the quarter. This new line, designated Solo, is targeted at the high volume, low cost Mass Merchandisers. The increase in foreign sales was due, in part, to working closely with foreign distributors to enhance the image of the Cross brand, several new product introductions and an aggressive promotional campaign.

Gross profit margins for the third quarter of 1994 were 47.0%, compared to 43.8% for the same quarter of 1993. The gross margin improvement was due, in part, to lower average costs this year as compared to the same period in 1993, as a result of the widespread changes to the manufacturing process that were put in place over the last two years. Additionally, a price increase of approximately 4.0%, effective July 1, 1994, had a favorable affect on the quarter to quarter gross margins.

Selling, general and administrative expenses increased 24.5% over last year's third quarter as a result of increased promotional spending in support of the greater number of new product and packaging initiatives launched this year. Service and distribution expenses were essentially equal to last year's levels and research and development expenses were approximately 38% less than the third quarter of 1993 due to the timing of expenditures for new product development.

Interest and other income improved over 1993 by 40.5% as a result of slightly higher interest income and gains on disposal of fixed assets.

The effective tax rate on income from continuing operations for the third quarter of 1994 was 44.6% as compared to 32.5% for the third quarter of 1993. The tax rate for 1994 was higher than 1993's rate due to changes in the U.S. tax laws that have resulted in the taxation of income earned by the Company's subsidiary in Ireland at the higher U.S. rate as compared to the 10% effective rate in 1993. The effective income tax rate differs from the U.S. statutory rate of 35% principally because of the effect of the limited benefits generated from certain foreign operations sustaining losses.

Results of Operations Nine Months Ended September 30, 1994 Compared to September 30, 1993

Net sales for the nine months ended September 30, 1994 were $121.7 million, or 6.9% higher than the same period in 1993. Domestic sales of $75.9 million were 1.3% above last year's volume while foreign sales were up 20.3% over the same period in 1993. Domestic sales rebounded strongly in the third quarter as many customers that had been reducing inventory levels earlier in the year, responded positively to the many new products and packaging initiatives offered by the Company. Internationally, sales remained strong in the Asia/Pacific Rim, Latin America, and Canadian markets as the Company's new wide-girth Townsend line was expanded and has helped to bring renewed excitement and vitality to the entire range of Cross products.

Gross profit margins for the first nine months of 1994 were 46.8%, an improvement of 3.8PP as compared to the 43.0% margin for the same period last year. The gross margin improvement was due in part to the price increase implemented on July 1, 1994 and to the lower average costs this year as compared to the same period in 1993. As noted above, the lower costs are the result of numerous manufacturing initiatives implemented over the past several years. In comparison to last year, the improvement in gross margins experienced during the first nine months of 1994 is greater than the expected improvement in the fourth quarter or the full year.

Selling, general and administrative expenses for the nine months ended September 30, were 10.3% higher than the same period for 1993. The increase was due primarily to the higher level of marketing expenditures in support of the improved sales, as well as the timing of expenditures combined with the effects of general inflation increases. Service and distribution costs are 12.2% lower than last year and reflect the lower costs resulting from the consolidation of the manufacturing and distribution functions from two locations into one.

Included in the nine month results for 1993 was a $9.6 million restructuring charge. The charge was comprised of a provision for loss on the sale of the Company's distribution center, costs of consolidating manufacturing operations in connection with cost-reducing manufacturing initiatives, expenses associated with an early retirement program and employee separation program, and a provision for inventory write-downs for certain discontinued product lines.

Interest and other income increased by 18.6% for the nine months of 1994 due to higher interest income as a result of higher levels of investments and slightly higher interest rates and from gains recorded on disposal of certain of the Company's fixed assets.

The effective tax rate on income/(loss) from continuing operations for the nine months ended September 30, 1994 was 44.6% as compared to the 37.8% credit for the 1993 nine month period. As mentioned in the third quarter discussion above, the higher 1994 rate as compared to 1993 was due primarily to changes in U.S. tax laws relating to certain U.S. companies with international operations.


Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments increased $3.6 million from December 31, 1993 to $74.7 million at September 30, 1994. There was a substantial increase in cash, and a corresponding decrease in accounts receivable, as a result of cash collected in January 1994 from customers who took advantage of the 1993 special holiday promotion. This promotion, which allowed qualifying domestic customers to defer payments on their 1993 purchases, was similar to the programs that have been offered in past years. A comparable program has been offered this year, and it is expected that accounts receivable will increase during the last quarter of the year as well. Offsetting this increase was a cash outflow of $3.6 million for the repurchase of Treasury stock(see below). Cash available for domestic operations approximated $19 million while cash held off-shore approximated $56 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short term basis. No funds were borrowed under this line of credit in 1993 or through the first nine months of 1994. Management expects to borrow not more than $5,000,000 under this line in the fourth quarter of 1994.

On April 28, 1994, the Company's Board of Directors authorized a repurchase of up to 1,000,000 shares of its outstanding Class A common stock, the timing and price to be at the discretion of management. As of September 30, 1994, 225,000 shares had been repurchased at a cost of approximately $3,600,000.

PART II. OTHER INFORMATION


Item 6. No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for nine months ended September 30, 1994.


                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: November 14, 1994             By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: November 14, 1994             By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer