Form 10-K
period 1994-12-31
CROSS A T CO
filed 1995-03-28
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________to __________

Commission File Number  1-6720

                            A. T. CROSS COMPANY
          (Exact name of registrant as specified in its charter)

        Rhode Island                              05-0126220
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

One Albion Road, Lincoln, Rhode Island                           02865
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (401) 333-1200

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class        Name of each exchange on which registered:
Class A Common Stock ($1. Par Value)     American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X  No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995:
                    Class A common stock - $192,448,425

   (For this purpose all directors have been treated as affiliates).

The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1995:
                  Class A common stock - 14,725,302 shares
                  Class B common stock -  1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 1995 annual meeting of shareholders are incorporated by reference into Part III.
                                  PART I

Item 1.  BUSINESS

A. T. Cross Company (the "registrant") currently operates predominantly in one business segment, the manufacture and sale of high quality writing instruments.

The registrant manufactures high quality writing instruments consisting of ball-point and fountain pens, Selectip roller-ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and ball-point refills. The registrant's writing instruments are offered in a traditional, narrow girth as well as a new wider girth line referred to as the Townsend collection. In addition, the registrant markets writing instrument accessories. The registrant continues to be one of the leading competitors in the United States in fine writing instruments priced from $10 to $50. The Townsend collection has given the registrant a notable presence in the $55 to $250 price range of products. The registrant is planning a worldwide introduction of a new lower priced product, Solo, for the spring of 1995. Solo will have suggested retail prices from $12.50 to $32.50. The registrant emphasizes styling, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure. The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as onyx, marble and wood.

The registrant's writing instrument products are distributed throughout the United States by approximately 37 manufacturer's agents or representatives to about 7,500 active retail and wholesale accounts. Retail accounts include gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets suitable for products of the type, quality and price range featured by the registrant.

Advertising specialty representatives market the registrant's writing instruments in the United States to business and industry. Typically, such products are engraved or carry the purchaser's name or emblem and are used for gifts, sales promotions, incentive purposes or advertising. The registrant also sells its products to United States military post exchanges, service centers and central buying operations.

Sales of the registrant's writing instrument products outside the United States during 1994 were made to foreign distributors by the registrant, and by A. T. Cross Limited ("Limited"), a wholly-owned subsidiary, with manufacturing facilities at Ballinasloe, County Galway, Ireland.

The registrant has wholly-owned subsidiaries in the United Kingdom, Germany and Japan, and branches in Spain and France, which distribute its writing instrument products to retail outlets, as well as to business and industry, within their respective countries. The registrant also has a branch sales office in Hong Kong.

The registrant also markets fine quality leather goods (primarily ladies handbags) and accessories through its wholly-owned subsidiary, Manetti-Farrow, Incorporated. Manetti-Farrow is the exclusive wholesale distributor for the Fendi brand of leather products and fashion accessories in the United States and Canada.

In 1993, the registrant sold its Mark Cross trademark and selected assets of its wholly-owned subsidiary, Mark Cross, Inc. and discontinued its Mark Cross retail business. See Note J to the registrant's financial statements included in its annual report to shareholders for the year ended December 31, 1994 (filed herewith as Exhibit 13 and hereinafter referred to as the "1994 Annual Report"), which note to such financial statements is incorporated by reference herein.

Raw Materials:
Most raw materials for production of writing instruments in the United States are obtained domestically. Brass tubing, brass clip stock, some desk set base materials, some fountain pen nibs and front sections, and lacquer coating of metal shells are imported from Germany. Complete pencil mechanisms, some porous point refill components, resin caps and barrels and some fountain pen nibs and front sections are imported from Japan. Raw materials for production of writing instruments in Ireland are obtained largely from Ireland, Germany, Japan and the United States.

Patents and Trademarks:
The registrant, directly and through its subsidiaries, has certain trademark registrations in the United States and many foreign countries, including but not limited to, its principal trademark "CROSS", and related designs, and the frustoconical top of its writing instruments. The principal trademark "CROSS" and related goodwill is of fundamental importance to the business. The registrant also holds certain United
States and foreign patents covering its desk units, Townsend series writing instruments, Signature series writing instruments, fountain pens, mechanical pencils, and fountain pen cartridges, and has filed United
States and foreign patent applications on certain of the foregoing writing instruments and other writing instruments and related items. While the registrant pursues a practice of seeking patent protection for novel inventions, the Company's business is not significantly dependent upon obtaining and maintaining patents. As discussed above, the registrant sold its Mark Cross trademark in 1993. However, under the terms of that sale, the registrant retained the right to use the CROSS trademark in certain non-writing instruments categories.

Seasonal Business:
Retail demand for the registrant's products is traditionally highest immediately prior to Christmas and other gift-giving occasions. However, seasonal fluctuations have not materially affected continuous production of writing instrument products.

Working Capital Requirements:
The Company utilizes just-in-time inventory techniques which help to keep inventory balances relatively constant throughout the year. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic customers who meet minimum purchase levels at certain points during the year, usually September through November. See the "management's discussion and analysis of financial condition and results of operations" section of the 1994 Annual Report, which section of the 1994 Annual Report is incorporated by reference herein.

Customers:
The registrant is not dependent for a material part of its business upon any single customer or a small number of customers.



Backlog of Orders:
The backlog of orders is not a significant factor in the registrant's business.

Government Contracts:
Sales of the registrant's writing instrument products are made to military post exchanges and service centers, but no contracts are entered into which are subject to renegotiation or termination by the United States
Government.

Competition:
The writing instrument field is highly competitive. In particular, competition is strong with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, roller-ball and fountain pens and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, roller-ball and fountain pens and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line or have greater resources as divisions of larger corporations.

Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $2,036,000 in 1994, $2,213,000 in 1993, and $1,236,000 in 1992.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. It is believed that future capital expenditures for environmental control facilities will not be material.

Employees:
The registrant had approximately 1,200 employees at December 31, 1994, of which 253 were employed by foreign subsidiaries or branches.

Foreign Operations and Export Sales:
Approximately 39% of the registrant's sales in 1994 were in foreign markets. The registrant's primary foreign markets are in Europe and the Far East. Sales of writing instrument products to foreign distributors are subject to import duties in many countries although sales from Limited into European Common Market countries are duty free. The operations of the registrant's foreign subsidiaries and branches are subject to the effects of currency revaluations and devaluations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries generally are not subject to current United States federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States federal and state income taxes. It is not the intention of the registrant to repatriate these earnings. The Revenue Reconciliation Act of 1993 added Internal Revenue Code Section 956A which had the effect of subjecting a portion of current foreign earnings to United States federal taxation. See Note F to the registrant's financial statements included in the 1994 Annual Report, which note to such financial statements is incorporated by reference herein. See geographic information and export sales data in Note G to the registrant's financial statements included in the 1994 Annual Report, which note to such financial statements is hereby incorporated by reference.

Item 2.  PROPERTIES

The registrant currently occupies approximately 269,000 square feet of manufacturing, warehouse and office space in its facility in Lincoln, Rhode Island. Limited owns and operates an approximately 64,000 square foot manufacturing plant in Ballinasloe, County Galway, Ireland. Substantially all of these facilities, which are well maintained and in good repair, are currently being utilized in either a manufacturing, distribution or administrative capacity. The productive capacity of these facilities is sufficient to meet the registrant's needs for the foreseeable future.
The registrant also owns an approximately 130,000 square foot facility in Lincoln, formerly the site of the registrant's distribution center and certain administrative offices, which it is offering for sale.

The registrant's marketing subsidiary in Spain owns its administrative office and warehouse space. The marketing operations in Germany, Japan, France and the United Kingdom, and the branch office in Hong Kong all lease their administrative offices and warehouse space.

Manetti-Farrow leases administrative office space in New York, New York and warehouse and office space in Oakland, California.

Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the registrant or any of its subsidiaries which would have a material effect upon their earnings or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
See the "Market and Dividend Information" section of the 1994 Annual Report, which section is incorporated by reference herein.

Item 6.  SELECTED FINANCIAL DATA

See the "Five-Year Summary" section of the 1994 Annual Report, which section is incorporated by reference herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the "management's discussion and analysis of financial condition and results of operations" section of the 1994 Annual Report, which section is incorporated by reference herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant and its subsidiaries and the report of the independent auditors thereon, set forth in the 1994 Annual Report, are incorporated herein by reference.

Quarterly Results of Operations in Note K of the registrant's financial statements included in the 1994 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
In addition to the directors and officers listed on pages 5 and 6 of the registrant's definitive proxy statement for the 1995 annual meeting of shareholders, which pages are incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):
                                                         Year in Which
        Name         Age           Title               First Held Office

Joseph F. Eastman    58   Vice President-Human Resources     1981

David A. Rogers      46   Vice President-U.S. Sales          1988

Michael El-Hillow(1) 43   Vice President-Finance; Treasurer; 1990
                          Chief Financial Officer

Donald W. Reilly (2) 36   Corporate Controller               1992
                          Chief Accounting Officer

Tina C. Benik    (3) 35   Vice President-Legal, General      1993
                          Counsel and Corporate Secretary

Richard M. Feldt (4) 43   Vice President-Operations          1993

Steven T. Henick (5) 52   Vice President-                    1993
                          Worldwide Marketing and Sales

J. John Lawler   (6) 57   Vice President-                    1993
                          Worldwide Tax and Duty Free

John T. Ruggieri (7) 38   Vice-President-                    1993
                          Corporate Development and Planning

(1) Prior to becoming Vice President-Finance, Treasurer and Chief Financial Officer in 1990, Michael El-Hillow was a partner with the auditing firm of Ernst & Young.

(2) Prior to becoming Corporate Controller in 1992, Donald W. Reilly was a senior manager with the auditing firm of Ernst & Young.

(3) Prior to becoming Vice President-Legal, General Counsel and Corporate Secretary, Tina C. Benik was the general counsel of the registrant from 1989 to 1991 and corporate secretary from 1991 to 1993.

(4) Prior to becoming Vice President-Operations in 1993, Richard M. Feldt was Vice-President-Manufacturing of the registrant. Prior to his appointment as Vice-President-Manufacturing, Mr. Feldt held various executive positions with Eastman Kodak Company.

(5) Prior to becoming Vice-President-Worldwide Marketing and Sales in 1993, Steven T. Henick held various senior executive positions in large multi-national consumer goods companies, including Procter & Gamble, Inc., Tambrands, Inc., and Del International Incorporated.

(6)  Prior to becoming Vice-President-Worldwide Tax and Duty Free in 1993,
J. John Lawler was the Vice President International of the registrant.

(7) Prior to becoming Vice President-Corporate Development and Planning in 1993, John T. Ruggieri was the Executive Vice President of the registrant's wholly-owned subsidiary Mark Cross, Inc..

Item 11.  EXECUTIVE COMPENSATION

See pages 7 through 19 of the registrant's definitive proxy statement for its 1995 annual meeting of shareholders, which pages are incorporated by reference herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See pages 3 and 4 of the registrant's definitive proxy statement for the 1995 annual meeting of shareholders, which pages are incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See pages 5 and 6 of the registrant's definitive proxy statement for the 1995 annual meeting of shareholders, which pages are incorporated by reference herein.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

       (3)  Listing of Exhibits
            (3) Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980); Amendment to Restated Articles of Incorporation, Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989); Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991).

            (10.1) A. T. Cross Company Executive Compensation Program Performance Cash Plan, January 1, 1995

            (10.2) A. T. Cross Company Executive Compensation Program Annual Incentive Plan, January 1, 1995

            (10.3) A. T. Cross Company Non-Qualified Stock Option Plan, 1975 (as amended and restated February 4, 1988, as amended December 10, 1991, and as further amended October 21, 1993)

            (10.4) A. T. Cross Company Incentive Stock Option Plan, 1981 (as amended February 6, 1992 and as further amended April 28, 1994)

            (10.5)  A. T. Cross Company Deferred Compensation Plan

            (10.6)  A. T. Cross Company Unfunded Excess Benefit Plan
                    (as amended)

            (11)    Statement Re: Computation of Per Share Earnings

            (13) Annual Report to Security Holders for the year ended December 31, 1994. This is submitted only in respect to the portion incorporated by reference in this Form 10-K.

            (21) Subsidiaries - incorporated by reference to the "Subsidiaries and Branches" section of the registrant's 1994 Annual Report

            (23)    Consent of Ernst & Young

            (27)    Financial Data Schedules - filed electronically

  (b)  No reports on Form 8-K were filed in the fourth quarter of 1994.

  (c)  Exhibits--See Item (a)(3) above

  (d)  Financial Statement Schedules--The response to this portion of
       Item 14 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY

                                    By: BRADFORD R. BOSS
                                       Bradford R. Boss
                                       Chairman

                                    Dated:  March 24, 1995
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

      Signature                     Title                   Date


BRADFORD R. BOSS             Chairman & Director        March 24, 1995
(Bradford R. Boss)


RUSSELL A. BOSS              President & Director       March 24, 1995
(Russell A. Boss)            (Chief Executive Officer)


JOHN E. BUCKLEY              Executive Vice President   March 24, 1995
(John E. Buckley)            & Director
                             (Chief Operating Officer)


MICHAEL EL-HILLOW            Vice President, Finance    March 24, 1995
(Michael El-Hillow)          Treasurer
                             (Chief Financial Officer)

DONALD W. REILLY             Corporate Controller       March 24, 1995
(Donald W. Reilly)           (Chief Accounting Officer)


EDWARD M. WATSON             Director                   March 24, 1995
(Edward M. Watson)


BERNARD V. BUONANNO, JR.     Director                   March 24, 1995
(Bernard V. Buonanno, Jr.)


H. FREDERICK KRIMENDAHL, II  Director                   March 24, 1995
(H. Frederick Krimendahl, II)


THOMAS C. MCDERMOTT          Director                   March 24, 1995
(Thomas C. McDermott)


TERRENCE MURRAY              Director                   March 24, 1995
(Terrence Murray)


JAMES C. TAPPAN              Director                   March 24, 1995
(James C. Tappan)






                        ANNUAL REPORT ON FORM 10-K

                    ITEM 14 (a)(1) and (2), (c) and (d)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1994

                            A. T. CROSS COMPANY

                           LINCOLN, RHODE ISLAND

                     FORM 10-K - ITEM 14(a)(1) and (2)

                   A. T. CROSS COMPANY AND SUBSIDIARIES

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of A. T. Cross Company and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1994 and December 31, 1993

     Consolidated Statements of Income and Retained Earnings - Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements - December 31, 1994

The following consolidated financial statement schedule of A. T. Cross Company and its subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or the information required therein has otherwise been disclosed in the consolidated financial statements referred to above, or are inapplicable, and therefore have been omitted.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
A. T. CROSS COMPANY AND SUBSIDIARIES

          COLUMN A           COLUMN B           COLUMN C             COLUMN D     COLUMN E
                                                Additions
                                            (A)
                             Balance at  Charged to    Charged to                 Balance
                             Beginning   Costs and   Other Accounts  Deductions   at End of
       DESCRIPTION           of Period    Expenses      Describe      Describe     Period
Year Ended December 31, 1994
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,632,000  $405,592                    $209,592(A)  $1,828,000

Year Ended December 31, 1993
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,550,000  $422,719                    $340,719(A)  $1,632,000

Year Ended December 31, 1992
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,657,000  $312,733                    $419,733(A)  $1,550,000


(A)  Uncollectible accounts written off.