Form 10-Q
period 1995-03-31
CROSS A T CO
filed 1995-05-10
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995:

                 Class A common stock - 14,725,302 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
                                               1995      1994      1994
ASSETS                                           (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 13,645  $ 73,906  $ 15,690
  Short-Term Investments                       60,924     7,882    56,331
  Accounts Receivable                          21,877    22,197    37,436
  Inventories - Note B                         22,234    22,601    16,725
  Other Current Assets                          6,975     3,287     4,545
     Total Current Assets                     125,655   129,873   130,727

PROPERTY, PLANT AND EQUIPMENT                  87,070    78,346    84,979
  Less Allowances for Depreciation             52,903    46,998    51,029
                                               34,167    31,348    33,950
INTANGIBLES AND OTHER ASSETS                   15,671    16,745    15,692
                                             $175,493  $177,966  $180,369

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
   Other Liabilities                         $ 23,360  $ 21,590  $ 26,599
  Compensation and Related Taxes                4,831     5,500     5,158
  Cash Dividends Payable                            0         0     2,644
  Contributions Payable to Employee
   Benefit Plans                                8,310     8,584     8,055
  Income Taxes Payable                          2,773       884     4,302
     Total Current Liabilities                 39,274    36,558    46,758

ACCRUED WARRANTY COSTS                          4,984     4,684     4,909

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,200,302 Shares Issued and 14,725,302
   Outstanding in 1995, 15,179,467 Shares
   Issued and Outstanding in March 1994, and
   15,194,293 Shares Issued and 14,719,293
   Outstanding in December 1994                15,200    15,179    15,194
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares      1,805     1,805     1,805
  Capital in Excess of Par Value               10,798    10,138    10,722
  Retained Earnings                           109,513   109,523   107,959
  Accumulated Foreign Currency
   Translation Adjustment                       1,225        79       328
                                              138,541   136,724   136,008
  Treasury Stock, at Cost                      (7,306)        -    (7,306)
     Total Shareholders' Equity               131,235   136,724   128,702
                                             $175,493  $177,966  $180,369

See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                   1995       1994
                                                (Thousands of Dollars
                                                Except per Share Data)

Net Sales                                        $35,407    $35,193
Cost of Goods Sold                                17,810     18,507
                                                  17,597     16,686

Selling, General and Administrative Expenses      14,453     13,296
Service and Distribution Costs                     1,021      1,105
Research and Development Expenses                    628        468

Operating Income                                   1,495      1,817

Interest and Other Income                            991        587

Income Before Income Taxes                         2,486      2,404

Income Taxes                                         932      1,043

Net Income                                       $ 1,554    $ 1,361


Net Income Per Share - Note C                      $0.09     $ 0.08








See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                         1995      1994

                                                    (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities:
Net Cash Provided By Operating Activities              $ 7,104   $ 14,157

Investing Activities:
  Additions to Property, Plant and Equipment            (2,088)      (863)
  Additional Acquisition Payment                             -        (69)
  Purchase of Short-Term Investments                    (4,856)    (3,077)
  Sale or Maturity of Short-Term Investments               263     13,508
Net Cash Provided By (Used In) Investing Activities     (6,681)     9,499

Financing Activities:
  Cash Dividends Paid                                   (2,644)    (2,709)
  Other                                                     83         62
Net Cash Used in Financing Activities                   (2,561)    (2,647)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                                 93         75

Increase (Decrease) in Cash and Cash Equivalents        (2,045)    21,084

Cash and Cash Equivalents at Beginning of Period        15,690     52,822

Cash and Cash Equivalents at End of Period             $13,645    $73,906




See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Inventories
The components of inventory at March 31, 1995 and December 31, 1994 were as follows:
                                     March 31       December 31
                                       1995            1994
          Finished goods             $12,952          $ 9,612
          Work in process              4,465            2,832
          Raw materials                4,817            4,281
                                     $22,234          $16,725


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,527,823 and 16,935,455 for the first quarter ended March 31, 1995 and 1994, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Results of Operations

Net sales for the first quarter ended March 31, 1995 were essentially flat compared to the first quarter of 1994. Domestic writing instruments sales of $14.8 million were 3.0% greater than last year, while foreign sales of $16.9 million improved 2.7% over 1994. Domestic writing instrument sales were favorably affected by higher Townsend sales, the Company's wide-girth product line. This impact of Townsend sales was offset somewhat by a slow-down in orders from customers anticipating the introduction of the Company's new lower-priced Solo line which will begin sales in the second quarter. The increase in foreign sales was largely due to favorable exchange rates against the dollar. Leather sales of $3.6 million were down 15.5% from last year due to the consolidation of major department store companies.

The gross profit margin for the first quarter of 1995 was 49.7%, as compared to 47.4% in 1994. The gross margin improvement was due in part to the price increase implemented on July 1, 1994 and to lower average costs this year as compared to the same period in 1994.

Selling, general and administrative expenses increased 8.7% to $14.5 million in the first quarter of 1995 as a result of planned increases in Marketing support expenditures and the effect of the weaker U.S. dollar when translating foreign operations' expenses. Research and Development expenses were 34.2% higher than the first quarter of 1994 because of new product development projects. The Company expects an increase in R&D expenditures in 1995 in excess of 50%.

Interest and other income rose 68.8% for the first three months of 1995 due to an increase in interest income as a result of higher interest rates.

The effective income tax rate for the first quarter of 1995 was 37.5% as compared to 43.4% for the first quarter of last year. The Company implemented a reorganization of certain of its European operations at the end of 1994 to lower its overall effective corporate income tax rate.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments increased $2.5 million from December 31, 1994 to $74.6 million at March 31, 1995. Most of this increase, and the corresponding decrease in accounts receivable, resulted from cash collected in January 1995 from customers who took advantage of the 1994 promotion that allowed qualifying domestic customers to defer payments on their 1994 purchases. This promotion was similar to programs that have been offered in past years. Cash available for domestic operations approximated $18.6 million while cash held off-shore approximated $56.0 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. The highest amount borrowed as of December 31, 1994 and March 31, 1995 was $2.0 million.

The increase in inventory since December 31, 1994 is in support of a number of recent and forthcoming new product introductions.

PART II.  OTHER INFORMATION

Item 6. No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for three months ended March 31, 1995.

                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: May 9, 1995                  By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: May 9, 1995                  By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer