Form 10-Q
period 1995-06-30
CROSS A T CO
filed 1995-08-11
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  June 30, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995:

                 Class A common stock - 14,717,036 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30      December 31
                                                 1995    1994      1994
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 28,369 $ 32,308  $ 15,690
  Short-Term Investments                         33,256   45,708    56,331
  Accounts Receivable                            26,684   22,587    37,436
  Inventories-Note B                             25,117   19,353    16,725
  Other Current Assets                            6,191    4,529     4,545
     TOTAL CURRENT ASSETS                       119,617  124,485   130,727

PROPERTY, PLANT AND EQUIPMENT                    89,279   80,329    84,979
  Less Allowances for Depreciation               54,787   48,649    51,029
                                                 34,492   31,680    33,950
INTANGIBLES AND OTHER ASSETS                     15,663   16,751    15,692
                                               $169,772 $172,916  $180,369

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 19,089 $ 18,103  $ 26,599
  Compensation and Related Taxes                  5,750    6,436     5,158
  Cash Dividends Payable                              0        0     2,644
  Contributions Payable to Employee
    Benefit Plans                                 8,007    8,976     8,055
  Income Taxes Payable                            1,824      190     4,302
     TOTAL CURRENT LIABILITIES                   34,670   33,705    46,758

ACCRUED WARRANTY COSTS                            5,059    4,759     4,909

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,202,636 Shares and Outstanding
   14,717,036 Shares in June 1995, Issued
   15,182,801 Shares and Outstanding
   15,151,001 Shares in June 1994 and
   Issued 15,194,293 Shares and Outstanding
   14,719,293 Shares in December 1994            15,203   15,183    15,194
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     10,827   10,176    10,722
  Retained Earnings                             108,514  107,495   107,959
  Accumulated Foreign Currency
   Translation Adjustment                         1,157      303       328
                                                137,506  134,962   136,008
  Treasury Stock, at Cost                        (7,463)    (510)   (7,306)
     TOTAL SHAREHOLDERS' EQUITY                 130,043  134,452   128,702
                                               $169,772 $172,916  $180,369
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30                JUNE 30
                                    1995      1994         1995      1994
                               (Thousands of Dollars Except per Share Data)

Net Sales                         $44,883   $40,620       $80,290   $75,813
Cost of Goods Sold                 23,215    21,897        41,025    40,404
  Gross Profit                     21,668    18,723        39,265    35,409

Selling, General and
  Administrative Expenses          17,983    16,485        32,436    29,781
Service and Distribution Costs      1,093     1,075         2,114     2,180
Research and Development Expenses     639       626         1,267     1,094

Operating Income                    1,953       537         3,448     2,354

Interest and Other Income             682       760         1,673     1,347

Income Before Income Taxes          2,635     1,297         5,121     3,701

Income Taxes                          988       608         1,920     1,651

Net Income                        $ 1,647   $   689       $ 3,201   $ 2,050


Net Income Per Share - Note C       $0.10     $0.04         $0.19     $0.12

Dividends Declared Per Share        $0.16    $ 0.16         $0.16    $ 0.16



See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                     1995      1994
                                                  (Thousands of Dollars)
Cash Provided By(Used In):

Operating Activities                                $(1,291) $ 15,620

Investing Activities:
  Additions to Property, Plant and Equipment         (4,118)   (2,849)
  Additional Acquisition Payment                          0      (275)
  Purchase of Short-Term Investments                (34,812)  (43,779)
  Sale or Maturity of Short-Term Investments         57,887    16,383
Net Cash Provided By(Used In)Investing Activities    18,957   (30,520)

Financing Activities:
  Cash Dividends Paid                                (5,289)   (5,426)
  Purchase of Treasury Stock                           (157)     (510)
  Other                                                 114       104
Net Cash Used in Financing Activities                (5,332)   (5,832)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             345       218

Increase(Decrease)in Cash and Cash Equivalents       12,679   (20,514)

Cash and Cash Equivalents at Beginning of Period     15,690    52,822

Cash and Cash Equivalents at End of Period          $28,369  $ 32,308




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Inventories
The components of inventory at June 30, 1995 and December 31, 1994 were as follows:

                                   June 30     December 31
                                    1995          1994
               Finished goods     $ 13,762       $ 9,612
               Work in process       5,790         2,832
               Raw Materials         5,565         4,281
                                   $25,117       $16,725


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,531,149 and 16,529,497 for the second quarter and six months ended June 30, 1995, respectively and 16,977,000 and 16,979,857 for the second quarter and six months ended June 30, 1994, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations Second Quarter 1995 Compared to Second Quarter 1994

Net sales for the second quarter ended June 30, 1995 increased by $4.3 million or 10.5% from the second quarter of 1994. Domestic sales were 5.1% higher than last year while foreign sales were 19.7% improved over the same period in 1994. The higher domestic sales this quarter are due in part to the continued success of the wider-girth Townsend product line. A new Townsend case quality with a lapis lazuli finish was introduced this quarter. The elegant and distinctive look of this new product added excitement and interest to the entire line.. In late May, the Company began the worldwide introduction of its two new resin-based Solo products -- a lower-priced line with black appointments and a Classic line with gold electroplated appointments. Their debut had a positive effect on sales in the last few weeks of the quarter, although the introduction was later than planned and was not a major factor in the spring gift-giving occasions, such as Father's Day, Mother's Day and Graduation. The Solo and Solo Classic lines will be widely distributed prior to the important fall selling season. The increase in foreign sales was also the result of the continued demand for the exclusive Townsend product line and the introduction of Solo. The weaker U.S. dollar in the second quarter of 1995 as compared to the second quarter of 1994 also contributed to the foreign sales increase. A price increase on July 1, of last year positively affected both domestic and foreign sales this quarter in comparison to last year.

Gross profit margins for the second quarter of 1995 were 48.3%, compared to 46.1% for the second quarter of 1994. The gross margin improvement was due largely to favorable changes in product mix compared to the same period in 1994 and the effect of the previously noted price increase.

Selling, general and administrative expenses increased 9.1% to $18.0 million in the second quarter as a result of planned increases in Marketing Support expenditures and the effect of the weaker U. S. dollar on the Company's foreign operations.

Interest and other income was 10.3% lower than 1994 due largely to lower non-recurring other income this period. Interest income alone was 22.7% improved as a result higher average yields, offset by lower average investments.

The effective tax rate on income for the second quarter of 1995 was 37.5% as compared to 46.9% for the second quarter of 1994. The Company implemented a reorganization of certain of its European Operations at the end of 1994 to lower its overall effective corporate income tax rate.


Results of Operations Six Months Ended June 30, 1995 Compared to June 30,
1994

Net sales for the six months ended June 30, 1995 were $80.3 million, or 5.9% higher than the same period in 1994. Domestic sales of $45.5 million were 2.4% higher, and foreign sales were up 10.8% over the same period in 1994. The factors affecting sales results for the second quarter had a similar affect on year to date sales. Both domestic and foreign sales were higher due to the continued strength of Townsend, aided by the introduction of the lapis lazuli finish, and by the introduction of Solo. Foreign results were also favorably affected by a weaker U. S. dollar in the first six months of 1995 compared to the same period last year.

Gross profit margins for the six months of 1995 were 48.9%, as compared to 46.7% for the same period in 1994. As was the case in the second quarter, the gross margin improvement was largely due to favorable changes in product mix this year as compared to the same period in 1994 and the affect of the July 1, 1994 price increase.

Selling, general and administrative expenses for the six months ended June 30 were 8.9% higher than the same period for 1994. The increase was due primarily to planned higher Marketing Support expenditures combined with the effect of a weaker U.S. dollar on foreign locations. Research and Development expenses were up over last year by 15.8% as a result of the timing of new projects in 1995 compared to 1994.

Interest and other income increased by 24.2% for the first six months of 1995 primarily due to higher interest income as average rates are slightly higher than last year.

The effective tax rate on income for the six months ended June 30, 1995 was 37.5% as compared to 44.6% for the 1994 six month period. As mentioned in the second quarter discussion above, the lower 1995 rate as compared to the 1994 rate was due primarily to a restructuring of the Company's European operations.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments decreased $10.4 million from December 31, 1994 to $61.6 million at June 30, 1995. Cash available for domestic operations approximated $7.9 million while cash held off-shore approximated $53.7 million. Contributing to the decrease in cash was the increase in inventory and the repayment of $2 million in short term loans which were outstanding at the end of 1994. The company has a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short term basis. Accounts receivable decreased $10.8 million from December 31, 1994 due to collections in 1995 from customers who took advantage of the 1994 special holiday promotion which, similar to previous years, allowed qualifying domestic customers to defer payments on their 1994 purchases. The increase in inventory since December 31, 1994 is in support of new product introductions. Cash from operations in 1995 is approximately $17 million less through the first six months of 1995 compared to the same period of 1994 due to the increase in inventory combined with an increase in accounts receivable compared to June 30, 1994, due to higher shipments late in the quarter.

In the second half of 1994, the Company repurchased 475,000 shares of its common stock at a cost of $7.3 million. While only 10,600 shares have been repurchased in 1995, the Company is authorized to repurchase an additional 614,400 shares at management's discretion.
PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 27, 1995 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

     a.  Number of Directors

     The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 12,197,093 Class A shares in favor, 683,357 against, 48,501 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against.

     b. Election of Directors

     The following directors were elected by the Class A shareholders:

                                         For           Withheld
              Terrence Murray         12,729,851        199,100
              James C. Tappan         12,619,844        309,107
              Thomas C. McDermott     12,711,108        217,843

     The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

                             Bradford R. Boss
                             Russell A. Boss
                             John E. Buckley
                             Bernard V. Buonanno, Jr.
                             H. Frederick Krimendahl, II
                             Edwin G. Torrance

     c. Appointment of Independent Auditors

     A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 1995 was approved by the unanimous vote of 1,804,800 Class B shares.

     d. Approval of the Company's Non-Qualified Stock Option Plan, as amended and restated

     A proposal to approve the Company's Non-Qualified Stock Option Plan, as amended and restated, was approved by the affirmative vote of 9,842,244 Class A shares in favor, 2,973,634 against and 113,073 abstaining, and by the unanimous vote of 1,804,800 Class B shares.

Item 6. No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for the six months ended June 30, 1995.


                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: August 9, 1995            By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: August 9, 1995            By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer