Form 10-Q
period 1995-09-30
CROSS A T CO
filed 1995-11-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  September 30, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995:

                 Class A common stock - 14,717,650 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30   December 31
                                                 1995    1994      1994
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 26,198 $ 25,031  $ 15,690
  Short-Term Investments                         31,587   49,671    56,331
  Accounts Receivable                            29,931   30,691    37,436
  Inventories-Note B                             25,486   16,496    16,725
  Other Current Assets                            6,811    3,228     4,545
     TOTAL CURRENT ASSETS                       120,013  125,117   130,727

PROPERTY, PLANT AND EQUIPMENT                    92,076   82,352    84,979
  Less Allowances for Depreciation               56,437   50,289    51,029
                                                 35,639   32,063    33,950
INTANGIBLES AND OTHER ASSETS                     15,494   16,680    15,692
                                               $171,146 $173,860  $180,369

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 17,279 $ 21,481  $ 26,599
  Compensation and Related Taxes                  6,961    6,527     5,158
  Cash Dividends Payable                              0        0     2,644
  Contributions Payable to Employee
    Benefit Plans                                 8,682    7,685     8,055
  Income Taxes Payable                            3,678    1,885     4,302
     TOTAL CURRENT LIABILITIES                   36,600   37,578    46,758

ACCRUED WARRANTY COSTS                            5,134    4,834     4,909

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,208,250 Shares and Outstanding
   14,717,650 Shares in September 1995, Issued
   15,191,625 Shares and Outstanding
   14,966,625 Shares in September 1994 and
   Issued 15,194,293 Shares and Outstanding
   14,719,293 Shares in December 1994            15,208   15,192    15,194
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     10,903   10,292    10,722
  Retained Earnings                             108,621  107,468   107,959
  Accumulated Foreign Currency
   Translation Adjustment                           410      330       328
                                                136,947  135,087   136,008
  Treasury Stock, at Cost                        (7,535)  (3,639)   (7,306)
     TOTAL SHAREHOLDERS' EQUITY                 129,412  131,448   128,702
                                               $171,146 $173,860  $180,369
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30           SEPTEMBER 30
                                    1995      1994         1995      1994
                               (Thousands of Dollars Except per Share Data)

Net Sales                         $44,859   $45,928      $125,149  $121,741
Cost of Goods Sold                 23,199    24,322        64,224    64,726
  Gross Profit                     21,660    21,606        60,925    57,015

Selling, General and
  Administrative Expenses          16,540    16,496        48,976    46,277
Service and Distribution Costs        959       992         3,073     3,172
Research and Development Expenses     748       343         2,015     1,437

Operating Income                    3,413     3,775         6,861     6,129

Interest and Other Income             989     1,052         2,662     2,399

Income Before Income Taxes          4,402     4,827         9,523     8,528

Income Taxes                        1,651     2,153         3,571     3,804

Net Income                        $ 2,751   $ 2,674      $  5,952  $  4,724


Net Income Per Share - Note C       $0.17     $0.16         $0.36     $0.28

Dividends Declared Per Share        $0.16    $ 0.16         $0.32    $ 0.32



See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                     1995      1994
                                                  (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities                               $    726  $ 20,210

Investing Activities:
  Additions to Property, Plant and Equipment         (7,052)   (4,902)
  Additional Acquisition Payment                          0      (481)
  Purchase of Short-Term Investments                (37,867)  (49,060)
  Sale or Maturity of Short-Term Investments         62,611    17,701
Net Cash Provided By (Used In)Investing Activities   17,692   (36,742)

Financing Activities:
  Cash Dividends Paid                                (7,932)   (8,128)
  Purchase of Treasury Stock                           (229)   (3,639)
  Other                                                 195       228
Net Cash Used in Financing Activities                (7,966)  (11,539)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                              56       280

Increase (Decrease)in Cash and Cash Equivalents      10,508   (27,791)

Cash and Cash Equivalents at Beginning of Period     15,690    52,822

Cash and Cash Equivalents at End of Period         $ 26,198  $ 25,031




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Inventories
The components of inventory at September 30, 1995 and December 31, 1994 were as follows:

                                September 30     December 31
                                    1995            1994
              Finished goods     $ 13,582         $ 9,612
              Work in process       7,491           2,832
              Raw materials         4,413           4,281
                                 $ 25,486         $16,725


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,521,489 and 16,526,798 for the third quarter and nine months ended September 30, 1995, respectively and 16,852,929 and 16,937,083 for the third quarter and nine months ended September 30, 1994, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations Third Quarter 1995 Compared to Third Quarter 1994

Net sales for the third quarter ended September 30, 1995 decreased by $1.1 million or 2.3% from the third quarter of 1994. Domestic sales were 8.8% lower than last year, while foreign sales were 11.8% improved over the same period in 1994. The lower domestic sales this quarter are due to the delay in introducing the Company's new low-priced Solo line and to a change in the ordering patterns of certain larger domestic customers. The Company had planned to introduce Solo early in the second quarter to take advantage of the major spring gift giving occasions but the product was not available until the end of the second quarter. This delay negatively impacted the momentum of the launch of this new product during a key selling period, resulting in lower sales in both the second and third quarters. The change in customer ordering patterns was influenced in part by a change in the Company's annual holiday season program which offers extended payment terms to certain qualifying domestic customers. Unlike 1994, the revised program did not require that customers accept shipment by the end of September in order to qualify for extended payment terms. Similar to the U.S., foreign sales of the wider-girth Townsend line remained strong and, along with the Solo introduction, made up a large part of the quarter to quarter foreign sales increase. The weaker U.S. dollar in the third quarter of 1995 as compared to the third quarter of 1994 also contributed to the foreign sales increase.

Gross profit margins for the third quarter of 1995 were 48.3%, compared to 47.0% for the third quarter of 1994. The gross margin improvement was due largely to favorable changes in product mix compared to the same period in 1994.

Selling, general and administrative expenses of $16.5 million in the third quarter were even with the prior year. Research and development expenses were up over last year by 118.1% mainly as a result of the Company's emphasis on new product development.

Interest and other income was 6.0% lower than 1994 due largely to lower non-recurring other income this period. Interest income alone was 13.3% improved as a result of higher average yields, offset by lower average investments.

The effective tax rate on income for the third quarter of 1995 was 37.5% as compared to 44.6% for the third quarter of 1994. The Company implemented a reorganization of certain of its European Operations at the end of 1994 to reflect a change in its operating philosophy in that market which lowered the Company's overall effective corporate income tax rate.


Results of Operations Nine Months Ended September 30, 1995 Compared to September 30, 1994

Net sales for the nine months ended September 30, 1995 were $125.1 million, or 2.8% higher than the same period in 1994. Domestic sales of $74.2 million were 2.2% lower, but foreign sales were up 11.1% over the same period in 1994. As discussed above, the decline in domestic sales was primarily due to the delay in the first half of the year in introducing the new lower-priced Solo line and to a significant change in the ordering patterns of certain larger domestic customers. New products and packaging variations of the existing products continue to be well received. The wider-girth Townsend line continues to perform well in the United States. Impulse packaging of the Century writing instruments has helped to renew interest in this older line. The increase in foreign sales was also the result of the continuing strong performance of Townsend, as well as the introduction of the Solo and Solo Classic lines. In addition, foreign results were favorably affected by a weaker U. S. dollar in the first nine months of 1995 compared to the same period last year.

Gross profit margins for the nine months of 1995 were 48.7%, as compared to 46.8% for the same period in 1994. The gross margin improvement was largely due to favorable changes in product mix this year as compared to 1994 and the affect of the mid-year 1994 price increase.

Selling, general and administrative expenses for the nine months ended September 30 were 5.8% higher than the same period for 1994. The increase was due primarily to higher marketing support expenditures combined with the effect of the weaker U.S. dollar on the results of foreign operations. Research and Development expenses were up over last year by 40.2% mainly as a result of the new product development efforts.

Interest and other income increased by 11.0% for the first nine months of 1995 largely due to higher interest income as average rates are slightly higher than last year.

The effective tax rate on income for the nine months ended September 30, 1995 was 37.5% as compared to 44.6% for the same period in 1994. As mentioned in the third quarter discussion above, the lower 1995 rate compared to the 1994 rate was primarily due to a restructuring of the Company's European operations.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments decreased $14.2 million from December 31, 1994 to $57.8 million at September 30, 1995. Cash available for domestic operations approximated $5.6 million while cash held off-shore approximated $52.2 million. Contributing to the decrease in cash was the increase in inventory and the repayment of $2.0 million in short-term loans which were outstanding at the end of 1994. The Company has a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short term basis. Accounts receivable decreased $7.5 million from December 31, 1994 due to collections in 1995 from customers who took advantage of the 1994 special holiday promotion which, similar to previous years, allowed qualifying domestic customers to defer payments on their 1994 purchases. The increase in inventory since December 31, 1994 is in support of new product introductions. As the Company continues to expand its product lines, it is probable that it will also need to maintain inventories at a higher level than it has had over the last several years. It is the Company's intention to meet certain stringent inventory turnover ratios once the new products have established themselves in the market place and the ordering patterns become more predictable. Cash from operations in 1995 is approximately $19 million less through the first nine months of 1995 compared to the same period of 1994 due largely to the increase in inventory combined with lower accounts payable and the repayment of the short-term borrowing discussed above.

Through September 1995 the Company has repurchased 490,600 shares of its common stock at a cost of $7.5 million. The Company is authorized to repurchase up to one million shares at management's discretion.


PART II. OTHER INFORMATION

Item 6. No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for the nine months ended September 30, 1995.


                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: November 13, 1995         By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: November 13, 1995         By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer