Form 10-Q
period 1996-03-31
CROSS A T CO
filed 1996-05-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  March 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

                 Class A common stock - 14,755,677 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31    December 31
                                                 1996    1995      1995
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 20,552 $ 13,645  $ 32,469
  Short-Term Investments                         30,409   60,924    21,427
  Accounts Receivable                            27,411   21,877    48,017
  Inventories-Note B                             37,481   22,234    29,465
  Other Current Assets                            5,559    6,975     3,765
     TOTAL CURRENT ASSETS                       121,412  125,655   135,143

PROPERTY, PLANT AND EQUIPMENT                    97,440   87,070    95,589
  Less Allowances for Depreciation               59,193   52,903    57,352
                                                 38,247   34,167    38,237
INTANGIBLES AND OTHER ASSETS                     15,837   15,671    15,982
                                               $175,496 $175,493  $189,362

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 18,375 $ 23,360  $ 30,155
  Compensation and Related Taxes                  4,545    4,831     5,309
  Cash Dividends Payable                              0        0     2,648
  Contributions Payable to Employee
    Benefit Plans                                10,061    8,310     9,443
  Income Taxes Payable                            3,981    2,773     4,884
     TOTAL CURRENT LIABILITIES                   36,962   39,274    52,439

ACCRUED WARRANTY COSTS                            5,284    4,984     5,209

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,251,777 Shares and Outstanding
   14,755,677 Shares in March 1996, Issued
   15,200,302 Shares and Outstanding
   14,725,302 Shares in March 1995 and
   Issued 15,243,316 Shares and Outstanding
   14,747,216 Shares in December 1995            15,252   15,200    15,243
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     11,427   10,798    11,320
  Retained Earnings                             112,401  109,513   110,743
  Accumulated Foreign Currency
   Translation Adjustment                          (22)    1,225       216
                                                140,863  138,541   139,327
  Treasury Stock, at Cost                        (7,613)  (7,306)   (7,613)
     TOTAL SHAREHOLDERS' EQUITY                 133,250  131,235   131,714
                                               $175,496 $175,493  $189,362
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                   1996       1995
                                                (Thousands of Dollars
                                                Except per Share Data)

Net Sales                                        $36,053    $35,407
Cost of Goods Sold                                18,153     17,810
Gross Profit                                      17,900     17,597

Selling, General and Administrative Expenses      14,516     14,453
Research and Development Expenses                    646        673
Service and Distribution Costs                       911      1,021

Operating Income                                   1,827      1,450

Interest and Other Income                            722      1,036

Income Before Income Taxes                         2,549      2,486

Income Taxes                                         892        932

Net Income                                       $ 1,657    $ 1,554


Net Income Per Share - Note C                      $0.10     $ 0.09



See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED
                                                        MARCH 31
                                                     1996      1995
                                                   (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities                               $  1,519  $  7,104

Investing Activities:
  Additions to Property, Plant and Equipment         (1,857)   (2,088)
  Purchase of Short-Term Investments                (14,659)   (4,856)
  Sale or Maturity of Short-Term Investments          5,677       263
Net Cash Used In Investing Activities               (10,839)   (6,681)

Financing Activities:
  Cash Dividends Paid                                (2,648)   (2,644)
  Other                                                 115        83
Net Cash Used In Financing Activities                (2,533)   (2,561)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             (64)       93

Decrease in Cash and Cash Equivalents               (11,917)   (2,045)

Cash and Cash Equivalents at Beginning of Period     32,469    15,690

Cash and Cash Equivalents at End of Period         $ 20,552  $ 13,645




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - Inventories
The components of inventory at March 31, 1996 and December 31, 1995 were as follows:

                                  March 31        December 31
                                    1996             1995
              Finished goods     $ 19,676         $ 14,499
              Work in process       9,267            7,837
              Raw materials         8,538            7,129
                                 $ 37,481         $ 29,465


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,555,892 and 16,527,823 for the first quarter ended March 31, 1996 and 1995, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Results of Operations

Net sales for the first quarter ended March 31, 1996 increased 1.8% compared to the first quarter of 1995. Domestic writing instrument sales of $15.6 million were 4.7% greater than last year, while foreign sales of $17.3 million improved 2.1% over 1995. Contributing to the increase in both domestic and foreign writing instrument sales is the growing popularity of the Townsend line, a wider-girth writing instrument, and the initial favorable response to Solo Classic, a lower priced line of writing instruments introduced for the first time in 1995. Domestic sales also benefited from the March launch of the new Metropolis line, a contemporary styled product featuring polished lacquered caps and fluted-metal barrels, offered generally in the upper price range of the Company's well established Century line. The foreign sales increase is partly attributable to the launch of the redesigned Century line in Europe, the Middle East and Africa, as well as to strong sales of Townsend and Solo Classic. Leather sales were $3.2 million, down 11.7% from last year as major retailers were balancing first quarter inventories in response to low 1995 holiday sell-through. A 1996 price increase had a favorable effect on sales as well.

The gross profit margin for the first quarter of 1996 was 49.6%, about even with 1995. Selling, general and administrative expenses for the first quarter of 1996 were also about even with the prior year. Research and Development expenses were 4.0% lower than the same period of 1995 due to the timing of projects under development. Service and Distribution costs were 10.8% less than last year. This was due largely to timing of expenditures and, to a lesser extent, to somewhat lower costs of product repairs under the Company's warranty.

Interest and other income decreased 30.3% for the first three months of 1996 due to lower interest income. Both average investable funds and interest rates were lower than in the first quarter of 1995.

The effective income tax rate for the first quarter of 1996 was 35.0% as compared to 37.5% for the same period last year, primarily due to relatively higher domestic sourced income compared to foreign sourced income in 1996.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments decreased $2.9 million from December 31, 1995 to $51.0 million at March 31, 1996. Accounts receivable decreased from year-end by $20.6 million to $27.4 million as cash was collected in January 1996 from customers who took advantage of the 1995 promotion that allowed qualifying domestic customers to defer payments on certain 1995 purchases. This promotion was similar to programs that have been offered in past years. Cash available for domestic operations approximated $3.0 million while cash held off-shore approximated $48.0 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. There were no outstanding amounts under either agreement as of March 31, 1996 or December 31, 1995.

Inventory of $37.5 million increased $8.0 million since December 31, 1995. The higher inventory is the result of new product introductions and expanded packaging variations. It is the Company's intention to meet certain stringent inventory turnover ratios once the new products have established themselves in the market place and the ordering patterns become more predictable. Also, more of the materials used in the Company's newer products are foreign sourced and require longer lead times, resulting in the need for higher inventory levels of these materials.


PART II.  OTHER INFORMATION

Item 6. No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for three months ended March 31, 1996.

                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: May 14, 1996                  By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: May 14, 1996                  By: MICHAEL EL-HILLOW
                                    Michael El-Hillow
                                    Vice President, Finance, Treasurer
                                    Chief Financial Officer