Form 10-Q
period 1996-06-30
CROSS A T CO
filed 1996-08-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  June 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

                 Class A common stock - 14,762,344 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   June 30      December 31
                                                 1996     1995      1995
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                   $ 18,986  $ 28,369  $ 32,469
  Short-Term Investments                        31,989    33,256    21,427
  Accounts Receivable                           27,572    26,684    48,017
  Inventories-Note B                            38,327    25,117    29,465
  Other Current Assets                           7,868     6,191     3,765
     TOTAL CURRENT ASSETS                      124,742   119,617   135,143

PROPERTY, PLANT AND EQUIPMENT                   99,844    89,279    95,589
  Less Allowances for Depreciation              61,064    54,787    57,352
                                                38,780    34,492    38,237
INTANGIBLES AND OTHER ASSETS                    15,758    15,663    15,982
                                              $179,280  $169,772  $189,362

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                         $ 18,894  $ 19,089   $30,155
  Note Payable to Bank                           7,100         0         0
  Compensation and Related Taxes                 5,550     5,750     5,309
  Cash Dividends Payable                             0         0     2,648
  Contributions Payable to Employee
    Benefit Plans                                9,578     8,007     9,443
  Income Taxes Payable                           1,398     1,824     4,884
     TOTAL CURRENT LIABILITIES                  42,520    34,670    52,439

ACCRUED WARRANTY COSTS                           5,359     5,059     5,209

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,258,444 Shares and Outstanding
   14,762,344 Shares in June 1996, Issued
   15,202,636 Shares and Outstanding
   14,717,036 Shares in June 1995 and
   Issued 15,243,316 Shares and Outstanding
   14,747,216 Shares in December 1995           15,258    15,203    15,243
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares       1,805     1,805     1,805
  Additional Paid-In Capital                    11,504    10,827    11,320
  Retained Earnings                            110,542   108,514   110,743
  Accumulated Foreign Currency
   Translation Adjustment                         (95)     1,157       216
                                               139,014   137,506   139,327
  Treasury Stock, at Cost                       (7,613)   (7,463)   (7,613)
     TOTAL SHAREHOLDERS' EQUITY                131,401   130,043   131,714
                                              $179,280  $169,772  $189,362
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30               JUNE 30
                                    1996      1995          1996      1995
                               (Thousands of Dollars Except per Share Data)

Net Sales                          $41,524   $44,883      $77,577   $80,290
Cost of Goods Sold                  21,788    23,215       39,941    41,025
Gross Profit                        19,736    21,668       37,636    39,265

Selling, General and
  Administrative Expenses           17,643    17,983       32,159    32,436
Research and Development Expenses      557       685        1,203     1,358
Service and Distribution Costs         928     1,093        1,839     2,114

Operating Income                       608     1,907        2,435     3,357

Interest and Other Income              614       728        1,336     1,764

Income Before Income Taxes           1,222     2,635        3,771     5,121

Income Taxes                           428       988        1 320     1,920

Net Income                         $   794   $ 1,647      $ 2,451   $ 3,201


Net Income Per Share - Note C        $0.05     $0.10        $0.15    $ 0.19

Dividends Declared Per Share         $0.16    $ 0.16        $0.16    $ 0.16



See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                        1996       1995
                                                     (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities                                 $  6,714   $ (1,291)

Investing Activities:
  Additions to Property, Plant and Equipment           (4,236)    (4,118)
  Purchase of Short-Term Investments                  (30,032)   (34,812)
  Sale or Maturity of Short-Term Investments           19,470     57,887
Net Cash Provided By (Used In) Investing Activities   (14,798)    18,957

Financing Activities:
  Cash Dividends Paid                                  (5,300)    (5,289)
  Purchase of Treasury Stock                                0       (157)
  Other                                                   199        114
Net Cash Used In Financing Activities                  (5,101)    (5,332)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                              (298)       345

Increase (Decrease) in Cash and Cash Equivalents      (13,483)    12,679

Cash and Cash Equivalents at Beginning of Period       32,469     15,690

Cash and Cash Equivalents at End of Period           $ 18,986   $ 28,369




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - Inventories
The components of inventory at June 30, 1996 and December 31, 1995 were as follows:

                                  June 30       December 31
                                   1996            1995
              Finished goods     $20,002         $14,499
              Work in process      8,767           7,837
              Raw materials        9,558           7,129
                                 $38,327         $29,465


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,561,264 and 16,558,579 for the second quarter and six months ended June 30, 1996, respectively and 16,531,149 and 16,529,497 for the second quarter and six months ended June 30, 1995, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

Results of Operations Second Quarter 1996 Compared to Second Quarter 1995

Net sales for the second quarter ended June 30, 1996 decreased 7.5% compared to the second quarter of 1995. Domestic sales of $22.4 million were 17.0% lower than last year, while foreign sales of $19.1 million improved 7.0% over 1995. The decline in Domestic writing instrument sales was primarily caused by lower sales of the Company's Century and Solo lines to certain mass market retailers as these retailers attempt to balance inventory levels with expected consumer demand. Leather sales were also down for the quarter due to lower purchases from a major customer. The overall decline in domestic sales was offset somewhat by the continued success of Townsend and Solo Classic and by the 1996 launch of the new Metropolis line, a contemporary styled product featuring polished lacquered caps and fluted-metal barrels, offered generally in the middle to upper price range of the Century line. The foreign sales increase is attributable to the launch of the Century Restage line in Europe, the Middle East and Africa, as well as to strong sales of Townsend and Solo Classic. A 1996 price increase in certain lines had a slightly favorable effect on both domestic and foreign sales as well, while the stronger dollar in 1996 unfavorably affected foreign sales in comparison to the second quarter of 1995.

The gross profit margin for the second quarter of 1996 decreased slightly to 47.5%, compared to 48.3% for the second quarter of 1995, due primarily to product mix and lower sales. Selling, general and administrative expenses for the second quarter of 1996 were down 1.9% from the prior year resulting from cost containment efforts taken as a result of lower than expected sales. Research and Development expenses were 18.7% lower than the same period of 1995 due to the timing of projects under development. Service and Distribution costs were 15.1% less than last year due in part to lower costs of product repairs under the Company's warranty, and to overall lower sales.

Interest and other income decreased 15.7% for the second quarter of 1996 due to lower interest income resulting from both lower average investable funds and lower interest rates than in the second quarter of 1995.

The effective income tax rate for the second quarter of 1996 was 35.0%, lower than the 37.5% rate for the same period last year, but more in line with the full year 1995 rate of 34.0%. The change in the rate in the 1996 compared to the 1995 second quarter was primarily due to relative changes in the levels of domestic and foreign income comprising total income.

Results of Operations Six Months Ended June 30, 1996 Compared to June 30,
1995

Net sales for the six months ended June 30, 1996 were $77.6 million, or 3.4% lower than the same period in 1995. Domestic sales of $41.2 million were 9.5% lower, while foreign sales of $36.4 million were up 4.6% over the same period in 1995. For the most part, the factors affecting sales results for the second quarter had a similar affect on year-to-date sales:
Lower Century and Solo sales were offset somewhat by the continued success of the higher-priced, wider-girth Townsend line and the early positive results for Metropolis, Solo Classic and Century Restage. A 1996 price increase had a slightly favorable effect on sales as well. Although foreign sales increased, they were unfavorably affected by a stronger U. S. dollar in the first six months of 1996 compared to the same period last year.

Gross profit margins for the first six months of 1996 were 48.5%, as compared to 48.9% for the same period in 1995 due primarily to product mix and lower sales. Selling, general and administrative expenses for the six months ended June 30 were 0.9% lower than the same period for 1995. Research and Development expenses were down from last year by 11.4% while Service and Distribution expenses decreased 13.0%. The factors affecting the quarterly results in these areas, discussed above, also are applicable to the six month results.

Interest and other income decreased by 24.3% for the first six months of 1996 primarily due to lower interest income as average investable funds and interest rates were lower than last year.

The effective tax rate on income for the six months ended June 30, 1996 was 35.0% as compared to 37.5% for the 1995 six month period and 34.0% for the full year 1995. As mentioned in the second quarter discussion above, the lower 1996 rate as compared to the six month June 30, 1995 rate was due to relative changes in the levels of domestic and foreign income comprising total income.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments decreased $2.9 million from December 31, 1995 to $51.0 million at June 30, 1996. Accounts receivable decreased from year-end by $20.4 million to $27.6 million as cash was collected in January 1996 from customers who took advantage of the 1995 promotion that allowed qualifying domestic customers to defer payments on certain 1995 purchases. This promotion was similar to programs that have been offered in past years. Cash available for domestic operations approximated $3.4 million while cash held off-shore approximated $47.6 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. At June 30, 1996 there was $7.1 million outstanding under this line. The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. There were no outstanding amounts under this agreement as of June 30, 1996 and 1995 and December 31, 1995.

Inventory of $38.3 million increased $8.9 million since December 31, 1995. The higher inventory is the result of new product introductions and expanded packaging variations. It is the Company's intention to meet certain stringent inventory turnover ratios once the new products have established themselves in the market place and the ordering patterns become more predictable. Also, more of the materials used in the Company's newer products are foreign sourced and require longer lead times, resulting in the need for higher inventory levels of these materials.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on April 25, 1996 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

     a.  Number of Directors

     The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 12,164,437 Class A shares in favor, 340,073 against, 26,455 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against.

     b. Election of Directors

     The following directors were elected by the Class A shareholders:

                                         For           Withheld
              Terrence Murray         11,948,109        582,856
              James C. Tappan         12,115,356        415,609
              Thomas C. McDermott     12,123,956        407,009

     The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

                             Bradford R. Boss
                             Russell A. Boss
                             John E. Buckley
                             Bernard V. Buonanno, Jr.
                             H. Frederick Krimendahl, II
                             Edwin G. Torrance


Item 6. Exhibits and Reports on Form 8-K
A report on Form 8-K dated July 16, 1996 was filed by the Company, stating that a change in the Company's independent certifying accountants had occurred due to the dismissal of Ernst & Young LLP. The report noted that Ernst & Young LLP did not issue any adverse or qualified opinions on the Company's financial statements for the preceding two fiscal years, nor did any disagreement arise prior to the dismissal of Ernst & Young LLP which, if not resolved, would have required a comment in connection with its report. The Company also reported it has retained Deloitte & Touche LLP as its new independent certifying accountants. Holders of all Class B shares approved by unanimous consent vote dated July 16, 1996 the appointment of Deloitte & Touche as independent auditors for the year ending December 31, 1996.


                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      A. T. CROSS COMPANY


Date: August 13, 1996                 By: JOHN E. BUCKLEY
                                      John E. Buckley
                                      Executive Vice President
                                      Chief Operating Officer


Date: August 13, 1996                 By: MICHAEL EL-HILLOW
                                      Michael El-Hillow
                                      Vice President, Finance, Treasurer
                                      Chief Financial Officer