Form 10-Q
period 1996-09-30
CROSS A T CO
filed 1996-11-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  September 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

                 Class A common stock - 14,686,312 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 September 30   December 31
                                                 1996    1995      1995
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 12,555 $ 26,198  $ 32,469
  Short-Term Investments                         31,947   31,587    21,427
  Accounts Receivable                            33,737   29,931    48,017
  Inventories-Note B                             37,350   25,486    29,465
  Other Current Assets                            7,022    6,811     3,765
     TOTAL CURRENT ASSETS                       122,611  120,013   135,143

PROPERTY, PLANT AND EQUIPMENT                   101,689   92,076    95,589
  Less Allowances for Depreciation               62,971   56,437    57,352
                                                 38,718   35,639    38,237
INTANGIBLES AND OTHER ASSETS                     15,678   15,494    15,982
                                               $177,007 $171,146  $189,362

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 19,353 $ 17,279  $ 30,155
  Note Payable to Bank                            6,000        0         0
  Compensation and Related Taxes                  5,549    6,961     5,309
  Cash Dividends Payable                              0        0     2,648
  Contributions Payable to Employee
    Benefit Plans                                 9,059    8,682     9,443
  Income Taxes Payable                            2,170    3,678     4,884
     TOTAL CURRENT LIABILITIES                   42,131   36,600    52,439

ACCRUED WARRANTY COSTS                            5,434    5,134     5,209

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,282,412 Shares and Outstanding
   14,686,312 Shares in September 1996, Issued
   15,208,250 Shares and Outstanding
   14,717,650 Shares in September 1995 and
   Issued 15,243,316 Shares and Outstanding
   14,747,216 Shares in December 1995            15,282   15,208    15,243
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     11,838   10,903    11,320
  Retained Earnings                             109,524  108,621   110,743
  Accumulated Foreign Currency
   Translation Adjustment                          (117)     410       216
                                                138,332  136,947   139,327
  Treasury Stock, at Cost                        (8,890)  (7,535)   (7,613)
     TOTAL SHAREHOLDERS' EQUITY                 129,442  129,412   131,714
                                               $177,007 $171,146  $189,362
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30           SEPTEMBER 30
                                    1996      1995         1996      1995
                               (Thousands of Dollars Except per Share Data)

Net Sales                         $43,053   $44,859      $120,630  $125,149
Cost of Goods Sold                 22,789    23,199        62,730    64,224
  Gross Profit                     20,264    21,660        57,900    60,925

Selling, General and
  Administrative Expenses          16,346    16,540        48,505    48,976
Research and Development Expenses     725       794         1,928     2,152
Service and Distribution Expenses   1,086       959         2,925     3,073

Operating Income                    2,107     3,367         4,542     6,724

Interest and Other Income             386     1,035         1,722     2,799

Income Before Income Taxes          2,493     4,402         6,264     9,523

Income Taxes                          872     1,651         2,192     3,571

Net Income                        $ 1,621   $ 2,751      $  4,072  $  5,952


Net Income Per Share - Note C       $0.10     $0.17         $0.25     $0.36

Dividends Declared Per Share        $0.16     $0.16         $0.32     $0.32



See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                     1996      1995
                                                  (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities                                $  5,813  $    726

Investing Activities:
  Additions to Property, Plant and Equipment          (6,026)   (7,052)
  Purchase of Short-Term Investments                 (30,494)  (37,867)
  Sale or Maturity of Short-Term Investments          19,974    62,611
Net Cash Provided By (Used In) Investing Activities  (16,546)   17,692

Financing Activities:
  Cash Dividends Paid                                 (7,939)   (7,932)
  Purchase of Treasury Stock                          (1,277)     (229)
  Other                                                  332       195
Net Cash Used in Financing Activities                 (8,884)   (7,966)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             (297)       56

Increase (Decrease)in Cash and Cash Equivalents      (19,914)   10,508

Cash and Cash Equivalents at Beginning of Period      32,469    15,690

Cash and Cash Equivalents at End of Period          $ 12,555  $ 26,198




See notes to condensed consolidated financial statements.
                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - Inventories
The components of inventory at September 30, 1996 and December 31, 1995 were as follows:

                               September 30    December 31
                                   1996            1995
              Finished goods     $19,776         $14,499
              Work in process      7,549           7,837
              Raw materials       10,025           7,129
                                 $37,350         $29,465


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,508,235 and 16,545,194 for the third quarter and nine months ended September 30, 1996, respectively and 16,521,489 and 16,526,798 for the third quarter and nine months ended September 30, 1995, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

Results of Operations Third Quarter 1996 Compared to Third Quarter 1995

Net sales for the third quarter ended September 30, 1996 decreased 4.0% compared to the third quarter of 1995. Domestic writing instrument sales of $23.3 million were 5.3% lower than last year, while foreign sales of $16.9 million improved 5.1% over 1995. Underlying the decline in domestic writing instrument sales was a sharp reduction, almost 35%, in sales to mass market retailers. The Company's Century and Solo product lines were the most negatively affected by the fall off in business to this distribution channel. Sales of the Company's new Metropolis and Solo Classic lines, particularly to the office mega stores as well as to department, gift and jewelry stores (i.e., the "carriage trade"), helped to partially offset the Century and Solo decreases. Leather sales were also down for the quarter, $1.3 million or 31.7%, due to the lack of availability of newer, more popularly priced styles of Fendi products. The foreign sales increase is attributable to the launch of the Century Restage line in Europe, the Middle East and Africa, as well as to relatively strong sales of Townsend and Solo Classic. A 1996 price increase in certain lines had a slightly favorable effect on both domestic and foreign sales as well, while the stronger dollar against most other currencies in 1996 unfavorably affected foreign sales in comparison to the third quarter of 1995.

The gross profit margin for the third quarter of 1996 decreased to 47.1%, compared to 48.3% for the third quarter of 1995, due primarily to product mix and lower sales. Selling, general and administrative expenses for the third quarter of 1996 were down 1.2% from the prior year resulting from cost containment efforts taken as a result of lower than expected sales. Research and Development expenses were 8.7% lower than the same period of 1995, due to postponing certain projects in light of the lower sales results, while service and distribution costs were higher than last year by $127,000 or 13.2%.

Interest and other income decreased 62.7% for the third quarter of 1996 due to lower interest income resulting from both lower average investable funds and lower interest rates than in the third quarter of 1995. In addition, interest income in 1995 included approximately $200,000 of interest income on a state income tax refund claim, while other income included approximately $100,000 relating to the sale of a building.

The effective income tax rate for the third quarter of 1996 was 35.0%, lower than the 37.5% rate for the same period last year, but more in line with the full year 1995 rate of 34.0%. The change in the rate in the 1996 compared to the 1995 third quarter was primarily due to relative changes in the levels of domestic and foreign income comprising total income.

Results of Operations Nine Months Ended September 30, 1996 Compared to September 30, 1995

Net sales for the nine months ended September 30, 1996 were $120.6 million, or 3.6% lower than the same period in 1995. Domestic sales of $67.3 million were 9.4% lower, while foreign writing instrument sales of $53.3 million were up 4.8% over the same period in 1995. Similar to the third quarter, year-to-date sales to mass market retailers declined significantly from the prior year, almost 43%, which contributed to the decline in the Century and Solo product lines. Further contributing to lower Century sales was a decline of almost 9% in sales to advertising specialty counselors, supplied by the Company's Special Markets division. Lower sales to mass market retailers was offset to a large extent by higher sales to office supply stores and the Carriage Trade, driven by the introduction of the new Metropolis and Solo Classic lines. The foreign sales increase is attributable to the launch of the Century Restage line in Europe, the Middle East and Africa, as well as to relatively strong sales of Townsend and Solo Classic. A 1996 price increase had a slightly favorable effect on both domestic and foreign sales as well. Although foreign sales increased, they were unfavorably affected by a stronger U. S. dollar in the first nine months of 1996 compared to the same period last year.

Gross profit margins for the first nine months of 1996 were 48.0%, as compared to 48.7% for the same period in 1995, due primarily to product mix and lower sales. Selling, general and administrative expenses for the nine months ended September 30 were 1.0% lower than the same period for 1995. Research and development expenses were down from last year by 10.4% while Service and Distribution expenses decreased 4.8%. The factors affecting the quarterly results in these areas, discussed above, also are applicable to the nine month results.

Interest and other income decreased by 38.5% for the first nine months of 1996 primarily due to lower interest income as average investable funds and interest rates were lower than last year. In addition, as mentioned in the third quarter discussion above, interest income in 1995 included approximately $200,000 of interest income on a state income tax refund claim, while other income included approximately $100,000 relating to the sale of a building.

The effective tax rate on income for the nine months ended September 30, 1996 was 35.0% as compared to 37.5% for the 1995 nine month period and 34.0% for the full year 1995. As mentioned in the third quarter discussion above, the lower 1996 rate as compared to the nine month September 30, 1995 rate was due to relative changes in the levels of domestic and foreign income comprising total income.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments decreased $9.4 million from December 31, 1995 to $44.5 million at September 30, 1996. Accounts receivable decreased from year-end by $14.3 million to $33.7 million as cash was collected in January 1996 from customers who took advantage of the 1995 promotion that allowed qualifying domestic customers to defer payments on certain 1995 purchases. This promotion was similar to programs that have been offered in past years. Cash available for domestic operations approximated $6.1 million while cash held off-shore approximated $38.4 million. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. At September 30, 1996 there was $6.0 million outstanding under this line. The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. There were no outstanding amounts under this agreement as of September 30, 1996 and 1995 and December 31, 1995.

Inventory of $37.4 million increased $7.9 million since December 31, 1995. The higher inventory is partially attributable to a build up of certain new products in order to meet expected high demand in the fourth quarter. Also contributing to higher inventories is the overall expansion in product offerings and packaging variations. In addition, more of the materials used in the Company's newer products are foreign sourced and require longer lead times, resulting in the need for higher inventory levels of these materials.

Changes in other current assets and in accounts payable, accrued expenses and other liabilities are primarily due to timing of payments.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for the three months ended September 30, 1996.


                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      A. T. CROSS COMPANY


Date: November 14, 1996               By:  JOHN E. BUCKLEY
                                      John E. Buckley
                                      Executive Vice President
                                      Chief Operating Officer


Date: November 14, 1996               By:  MICHAEL EL-HILLOW
                                      Michael El-Hillow
                                      Vice President, Finance, Treasurer
                                      Chief Financial Officer