Form 10-K
period 1996-12-31
CROSS A T CO
filed 1997-03-27
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-K

  ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended  December 31, 1996

                                    OR

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

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X  No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:
                    Class A common stock - $154,431,900

   (For this purpose all directors have been treated as affiliates).

The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1997:
                  Class A common stock - 14,691,679 shares
                  Class B common stock -  1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III.

                                  PART I


Item 1.  BUSINESS

A. T. Cross Company (the "registrant") currently operates predominantly in one business segment, the manufacture and sale of high quality writing instruments.

The registrant manufactures fine writing instruments consisting of ball-point and fountain pens, Selectip roller-ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and ball-point refills. The registrant's writing instruments are offered in a variety of styles and materials, including the traditional, narrow girth Century line and the wider girth Townsend line, both fabricated primarily in metal, the Solo and Solo Classic lines, fabricated in resin, and the new Metropolis line, also fabricated in metal, introduced in the United States and certain foreign markets in 1996. The registrant also markets certain writing instrument accessories. The registrant continues to be the leading company in the United States in fine writing instruments priced from $10 to $50. Products in this price range include Century, Solo and Solo Classic and Metropolis. The Townsend collection has given the registrant a notable presence in the $55 to $250 price range of products. The registrant emphasizes styling, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure.
The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as onyx, marble and wood.

The registrant's writing instrument products are distributed throughout the United States by approximately 40 manufacturer's agents or representatives to about 7,300 active retail and wholesale accounts. Retail accounts include gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets which purchase in smaller quantities.

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

Sales of the registrant's writing instrument products outside the United States during 1996 were made by the registrant and by its wholly-owned subsidiaries to foreign distributors and to retailers principally in Canada, Latin America, Europe, Africa, the Middle East, Asia, and the Far East.

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

Patents and Trademarks:
The registrant, directly and through its subsidiaries, has certain trademark registrations in the United States and many foreign countries, including but not limited to, its principal trademark "CROSS", and related trademarks, and the frustoconical top of its writing instruments. The principal trademark "CROSS" and related goodwill is of fundamental importance to the business. The registrant also holds certain United States and foreign patents covering its desk set units, Townsend series writing instruments, Solo and Solo Classic series writing instruments, Metropolis series writing instruments, Signature series writing instruments, fountain pens, mechanical pencil mechanisms, ball-point pen mechanisms, and fountain pen cartridges, and has filed United States and foreign patent applications on certain of the foregoing writing instruments and related items. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.

In 1993, the registrant sold its Mark Cross trademark and selected assets of its wholly-owned subsidiary, Mark Cross, Inc. and discontinued its Mark Cross retail business. However, under the terms of that sale, the registrant retained the right to use the CROSS trademark in certain non-writing instruments categories, without challenge by the purchaser of the Mark Cross trademark.

Seasonal Business:
Retail demand for the registrant's products is traditionally highest immediately prior to Christmas and other gift-giving occasions. However, seasonal fluctuations have not materially affected continuous production of writing instrument products. The Company generates approximately one third of its annual sales in the fourth quarter.

Working Capital Requirements:
Inventory balances tend to be highest in anticipation of new product launches and just before peak selling seasons. Production for some products which have longer lead times or for which production capacity is limited is proportionately greater earlier in the year, and inventory balances are relatively higher, to assure adequate supply is available for the peak selling season. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic customers at certain points during the year, usually September through November. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the registrant's annual report to shareholders for the year ended December 31, 1996 (filed herewith as Exhibit 13 and hereinafter referred to as the "1996 Annual Report"), which section is incorporated by reference herein.

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

Competition:
The writing instrument field is highly competitive. In particular, competition is strong with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, roller-ball and fountain pens and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, roller-ball and fountain pens and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations.

Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $2,877,000 in 1996, $2,991,000 in 1995, and $2,036,000 in 1994.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. It is believed that future capital expenditures for environmental control facilities will not be material.

Employees:
The registrant had approximately 1,200 employees at December 31, 1996, of which 255 were employed by foreign subsidiaries or branches.

Foreign Operations and Export Sales:
Approximately 45% of the registrant's sales in 1996 were in foreign markets. The registrant's primary foreign markets are in Europe and the Far East. Sales of writing instrument products to foreign distributors are subject to import duties in many countries although sales by the registrant's wholly-owned manufacturing and distribution facilities in Ireland into European Common Market countries are duty free. The operations of the registrant's foreign subsidiaries and branches are subject to the effects of currency fluctuations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries prior to the Revenue Reconciliation Act of 1993 (i.e., the "1993 Act") generally are not subject to current United States federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States federal and state income taxes. It is not the intention of the registrant to repatriate these earnings. The 1993 Act added Internal Revenue Code Section 956A which had the effect of subjecting a portion of current foreign earnings (i.e., earnings generated subsequent to the 1993 Act) to United States federal taxation. See Note F to the registrant's financial statements included in the 1996 Annual Report, which note to such financial statements is incorporated by reference herein. See geographic information and export sales data in Note G to the registrant's financial statements included in the 1996 Annual Report, which note to such financial statements is hereby incorporated by reference.

___________________________________________________________________________

See the first paragraph under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1996 Annual Report incorporated herein by reference. In addition to statements in this document that may be construed as forward-looking statements, there may be statements in other documents of the registrant and oral statements by representatives of the registrant to security analysts or investors that may be construed as forward-looking statements about the business and new products, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to differ materially, including but not limited to the ability of the Company to generate consumer acceptance of various new products recently introduced and or planned for introduction in the coming months; increases in the cost of, or limitations in the supply of, raw materials (including prices of precious metals used in the Company's products); changes in political and economic conditions in the United States and other countries in which the Company operates; interest and currency rate fluctuations; competitive product and pricing pressures; and inflation. These risks are discussed in the section referred to above.

Item 2.  PROPERTIES
The registrant currently occupies approximately 269,000 square feet of manufacturing, warehouse and office space in its facility in Lincoln, Rhode Island. The registrant's wholly-owned subsidiary, A. T. Cross Limited, owns and operates an approximately 64,000 square foot manufacturing and distribution facility in Ballinasloe, County Galway, Ireland.
Substantially all of these facilities, which are well maintained and in good repair, are currently being utilized in either a manufacturing, distribution or administrative capacity. The productive capacity of these facilities is sufficient to meet the registrant's needs for the foreseeable future. The registrant also owns an approximately 130,000 square foot facility in Lincoln, formerly the site of the registrant's distribution center and certain administrative offices, which it is offering for sale, and which currently is partially rented.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.



                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
See the "Market and Dividend Information" section of the 1996 Annual Report, which section is incorporated by reference herein.

Item 6.  SELECTED FINANCIAL DATA
See the "Five-Year Summary" section of the 1996 Annual Report, which section is incorporated by reference herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1996 Annual Report, which section is incorporated by reference herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant and its subsidiaries and the report of its independent auditors thereon for the audit of the consolidated financial statements for the year ended December 31, 1996, set forth in the 1996 Annual Report, are incorporated herein by reference.

The report of the Company's independent auditors for the year ended December 31, 1995 and 1994 are included in Item 14 (a)(1).

Quarterly Results of Operations in Note I of the registrant's financial statements included in the 1996 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on July 11, 1996 the Audit Committee of the Company's Board of Directors recommended, and the Board of Directors approved, the engagement of Deloitte & Touche LLP as its independent auditors for the year ending December 31, 1996 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective July 11, 1996. The appointment of Deloitte & Touche LLP as the Company's independent accountants for 1996 was effective upon the dismissal of Ernst & Young LLP, subject to the approval of the Company's Class B shareholders which was obtained on July 16, 1996.

     The reports of Ernst & Young LLP on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two years ended December 31, 1995, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its report.

      During the Company's two most recently completed years and the subsequent interim period preceding the engagement of Deloitte & Touche LLP through the present date, there were no reportable events (as defined in item 304 of Regulation S-K) with Ernst & Young LLP and during such periods the Company did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.



                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
In addition to the directors and executive officers listed on pages 5 and 6 of the registrant's definitive proxy statement for the 1997 annual meeting of shareholders, which pages are incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):
                                                            Year in Which
       Name              Age          Title               First Held Office

Joseph F. Eastman        60   Vice President-Human Resources     1981

David A. Rogers      (1) 48   Vice President-U.S. Marketing
                               and Sales                         1995

Michael El-Hillow        45   Vice President-Finance; Treasurer; 1990
                               Chief Financial Officer

Donald W. Reilly         38   Corporate Controller               1992
                               Chief Accounting Officer

Tina C. Benik        (2) 37   Vice President-Legal, General      1993
                               Counsel and Corporate Secretary

Steven T. Henick     (3) 54   Vice President-                    1996
                               Worldwide Marketing and Sales

J. John Lawler       (4) 59   Vice President-                    1993
                               Worldwide Tax and Duty Free

John T. Ruggieri     (5) 40   Vice President-                    1993
                               Corporate Development and Planning

Stephen A. Perreault (6) 49   Vice President-Manufacturing       1995

David J. Arthur      (7) 38   Vice President, Engineering        1996

(1) Prior to becoming the Vice President-U.S. Marketing and Sales in 1995, David A. Rogers was the Vice President of U.S. Sales.

(2) Prior to becoming Vice President-Legal, General Counsel and Corporate Secretary, Tina C. Benik was the general counsel of the registrant from 1989 to 1991 and corporate secretary from 1991 to 1993.

(3) Prior to becoming Vice President-International Marketing and Sales in 1996, Steven T. Henick was the Vice President-Worldwide Marketing and Sales from 1993 to 1996. Prior to 1993, Mr. Henick held various senior executive positions in large multi-national consumer goods companies, including Procter & Gamble, Inc., Tambrands, Inc., and Del International Incorporated.

(4)  Prior to becoming Vice President-Worldwide Tax and Duty Free in 1993,
J. John Lawler was the Vice President International of the registrant.

(5) Prior to becoming Vice President-Corporate Development and Planning in 1993, John T. Ruggieri was the Executive Vice President of the registrant's wholly-owned subsidiary Mark Cross, Inc.

(6) Prior to becoming Vice President-Manufacturing in 1995, Stephen A. Perreault held various senior executive positions in the jewelry, cosmetics, and gift manufacturing and distribution companies, including Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd., and Avon Products, Inc.

(7) Prior to becoming Vice President, Engineering in 1996, David J. Arthur was the Director of Engineering of the registrant from 1995 to 1996, and the Manager, New Business Development of the registrant from 1994 to 1995. From 1991-1994 Mr. Arthur was Group Manager, Corporate R&D and Product Line Manager, Composite Materials Division, at Rogers Corporation.

Item 11.  EXECUTIVE COMPENSATION
See pages 7 through 13 of the registrant's definitive proxy statement for its 1997 annual meeting of shareholders, which pages are incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See pages 3 and 4 of the registrant's definitive proxy statement for the 1997 annual meeting of shareholders, which pages are incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See pages 5 and 6 of the registrant's definitive proxy statement for the 1997 annual meeting of shareholders, which pages are incorporated by reference herein.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

       (3)  Listing of Exhibits
            (3) Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980); Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit
                    (3) to the registrant's report on Form 10-K for the year ended December 31, 1994), Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989); Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)

            (10.1) A. T. Cross Company Executive Compensation Program Performance Cash Plan, January 1, 1995 (incorporated by reference to Exhibit (10.1) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.2) A. T. Cross Company Executive Compensation Program Annual Incentive Plan, January 1, 1995 (incorporated by reference to Exhibit (10.2) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.3) A. T. Cross Company Non-Qualified Stock Option Plan, 1975 (as amended and restated February 4, 1988, as amended December 10, 1991, as amended October 21, 1993, and as further amended and restated December 6, 1994)
                   (incorporated by reference to Exhibit (10.3) to the
                    registrant's report on Form 10-K for the year ended December 31, 1995)*

            (10.4) A. T. Cross Company Incentive Stock Option Plan, 1981 (as amended February 6, 1992 and as further amended April 28, 1994) (incorporated by reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.5) A. T. Cross Company Deferred Compensation Plan (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.6) A. T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.7) A. T. Cross Company Restricted Stock Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31,
                    1995)*

            (11)    Statement Re: Computation of Per Share Earnings

            (13) Annual Report to Shareholders for the year ended December 31, 1996. Filed only in respect to the portions expressly incorporated by reference in this Form 10-K.

            (21) Subsidiaries - incorporated by reference to the "Subsidiaries and Branches" section of the registrant's 1996 Annual Report

            (23.1)  Consent of Deloitte & Touche LLP

            (23.2)  Consent of Ernst & Young LLP

            (27)    Financial Data Schedules - filed electronically

   * Management contract, compensatory plan or arrangement

  (b)  No reports on Form 8-K were filed in the fourth quarter of 1996.

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

                                    A. T. CROSS COMPANY

                                    By: BRADFORD R. BOSS
                                       Bradford R. Boss
                                       Chairman

                                    Dated:  March 25, 1997
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

       Signature                      Title                   Date


BRADFORD R. BOSS               Chairman & Director        March 25, 1997
(Bradford R. Boss)


RUSSELL A. BOSS                President & Director       March 25, 1997
(Russell A. Boss)              (Chief Executive Officer)


JOHN E. BUCKLEY                Executive Vice President   March 25, 1997
(John E. Buckley)              & Director
                               (Chief Operating Officer)


MICHAEL EL-HILLOW              Vice President, Finance    March 18, 1997
(Michael El-Hillow)            Treasurer
                               (Chief Financial Officer)

DONALD W. REILLY               Corporate Controller       March 25, 1997
(Donald W. Reilly)             (Chief Accounting Officer)


BERNARD V. BUONANNO, JR.       Director                   March 25, 1997
(Bernard V. Buonanno, Jr.)


H. FREDERICK KRIMENDAHL, II    Director                   March 25, 1997
(H. Frederick Krimendahl, II)


THOMAS C. MCDERMOTT            Director                   March 25, 1997
(Thomas C. McDermott)


TERRENCE MURRAY                Director                   March 25, 1997
(Terrence Murray)


JAMES C. TAPPAN                Director                   March 25, 1997
(James C. Tappan)


EDWIN G. TORRANCE              Director                   March 25, 1997
(Edwin G. Torrance)



                        ANNUAL REPORT ON FORM 10-K

                    ITEM 14 (a)(1) and (2), (c) and (d)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1996

                            A. T. CROSS COMPANY

                           LINCOLN, RHODE ISLAND


                     FORM 10-K - ITEM 14(a)(1) and (2)

                   A. T. CROSS COMPANY AND SUBSIDIARIES

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of A. T. Cross Company and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1996 and December 31, 1995

     Consolidated Statements of Income and Retained Earnings - Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements - December 31, 1996

     Independent Auditors Report for the year ended December 31, 1996

The independent public accountants report for the years ended December 31, 1995 and 1994 are included herein.

The following consolidated financial statement schedule of A. T. Cross Company and its subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts

The report of independent public accountant on Financial Statement Schedule II for the year ended December 31, 1996 is included herein. The report of independent public accountant on the consolidated financial statements, and on Financial Statement Schedule II, for the years ended December 31, 1995 and 1994, are included herein. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or the information required therein has otherwise been disclosed in the consolidated financial statements referred to above, or are inapplicable, and therefore have been omitted.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
A. T. CROSS COMPANY AND SUBSIDIARIES

          COLUMN A           COLUMN B           COLUMN C             COLUMN D     COLUMN E
                                                Additions
                                            (A)
                             Balance at  Charged to    Charged to                 Balance
                             Beginning   Costs and   Other Accounts  Deductions   at End of
       DESCRIPTION           of Period    Expenses      Describe      Describe     Period
Year Ended December 31, 1996
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,745,000  $342,977                    $535,977(A)  $1,552,000

Year Ended December 31, 1995
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,828,000  $360,755                    $443,755(A)  $1,745,000

Year Ended December 31, 1994
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,632,000  $405,592                    $209,592(A)  $1,828,000


(A)  Uncollectible accounts written off.

                                                                     Item 14 (d)

Report of Deloitte & Touche LLP
Independent Auditors

To the Shareholders of
A.T. Cross Company:

We have audited the consolidated financial statements of A.T. Cross Company and subsidiaries as of December 31, 1996 and for the year then ended, and have issued our report thereon dated February 10, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of A.T. Cross Company, listed in Item
14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Boston, Massachusetts
February 10, 1997


Report of Ernst & Young LLP
Independent Auditors

To the Shareholders of
A.T. Cross Company:

      We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income and retained earnings, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.T. Cross Company and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP
Providence, Rhode Island
January 30, 1996