Form 10-Q
period 1997-03-31
CROSS A T CO
filed 1997-05-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended March 31, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

                 Class A common stock - 14,691,679 shares

                 Class B common stock -  1,804,800 shares
PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31    December 31
                                                 1997    1996      1996
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 22,881 $ 20,552  $ 16,171
  Short-Term Investments                         27,395   30,409    27,290
  Accounts Receivable                            27,062   27,411    44,970
  Inventories-Note B                             27,107   37,481    26,174
  Other Current Assets                            5,289    5,559     4,767
     TOTAL CURRENT ASSETS                       109,734  121,412   119,372

PROPERTY, PLANT AND EQUIPMENT                   105,958   97,440   104,459
  Less Allowances for Depreciation               65,981   59,193    64,134
                                                 39,977   38,247    40,325
INTANGIBLES AND OTHER ASSETS                     15,360   15,837    15,494
                                               $165,071 $175,496  $175,191

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                          $ 17,280 $ 18,375  $ 21,653
  Note Payable to Bank                                0        0     6,000
  Compensation and Related Taxes                  3,153    4,545     2,783
  Cash Dividends Payable                              0        0     2,639
  Contributions Payable to Employee
    Benefit Plans                                 8,872   10,061     8,228
  Income Taxes Payable                            2,991    3,981     1,588
     TOTAL CURRENT LIABILITIES                   32,296   36,962    42,891

ACCRUED WARRANTY COSTS                            5,584    5,284     5,509

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,288,042 Shares and Outstanding
   14,691,679 Shares in March 1997, Issued
   15,251,777 Shares and Outstanding
   14,755,677 Shares in March 1996 and
   Issued 15,282,412 Shares and Outstanding
   14,686,049 Shares in December 1996            15,288   15,252    15,282
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares        1,805    1,805     1,805
  Additional Paid-In Capital                     11,900   11,427    11,838
  Retained Earnings                             107,587  112,401   106,781
  Accumulated Foreign Currency
   Translation Adjustment                          (495)     (22)      (21)
                                                136,085  140,863   135,685
  Treasury Stock, at Cost                        (8,894)  (7,613)   (8,894)
     TOTAL SHAREHOLDERS' EQUITY                 127,191  133,250   126,791
                                               $165,071 $175,496  $175,191
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                   1997       1996
                                                (Thousands of Dollars
                                                Except per Share Data)

Net Sales                                        $36,796    $36,053
Cost of Goods Sold                                19,090     18,153
Gross Profit                                      17,706     17,900

Selling, General and Administrative Expenses      15,132     14,516
Research and Development Expenses                    942        646
Service and Distribution Costs                       852        911

Operating Income                                     780      1,827

Interest and Other Income                            460        722

Income Before Income Taxes                         1,240      2,549

Income Taxes                                         434        892

Net Income                                       $   806    $ 1,657


Net Income Per Share - Note C                      $0.05      $0.10

See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED
                                                        MARCH 31
                                                     1997      1996
                                                   (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities                               $ 17,164  $  1,519

Investing Activities:
  Additions to Property, Plant and Equipment         (1,515)   (1,857)
  Purchase of Short-Term Investments                 (1,205)  (14,659)
  Sale or Maturity of Short-Term Investments          1,100     5,677
Net Cash Used In Investing Activities                (1,620)  (10,839)

Financing Activities:
  Cash Dividends Paid                                (2,639)   (2,648)
  Repayment of Bank Borrowings                       (6,000)        0
  Other                                                  68       115
Net Cash Used In Financing Activities                (8,571)   (2,533)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                            (263)      (64)

Increase/(Decrease) in Cash and Cash Equivalents      6,710   (11,917)

Cash and Cash Equivalents at Beginning of Period     16,171    32,469

Cash and Cash Equivalents at End of Period         $ 22,881  $ 20,552

See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1997

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - Inventories
The components of inventory at March 31, 1997 and December 31, 1996 were as follows:

                                  March 31        December 31
                                    1997             1996
              Finished goods      $15,157          $14,226
              Work in process       5,408            5,449
              Raw materials         6,542            6,499
                                  $27,107          $26,174


NOTE C - Net Income Per Share
Net income per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,494,602 and 16,555,892 for the first quarter ended March 31, 1997 and 1996, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share because the result is not dilutive.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, reported earnings per share would have been unchanged.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Results of Operations

Net sales for the first quarter ended March 31, 1997 increased 2.1% compared to the first quarter of 1996. Foreign writing instrument sales of $19.0 million improved 9.6% over 1996, while domestic writing instrument sales of $14.7 million were 5.3% lower than last year. Leather sales by the Company's Manetti-Farrow subsidiary were down 2.9% from the prior year.

Internationally, sales improved in most major foreign countries as the Company continues to increase brand awareness and distribution in countries where its products are less established. In particular, sales to Latin America and Canada improved significantly, as did sales to Europe and the Middle East. The improvement in Canadian sales is the result of a change in the method of distribution in this market, from sales to a distributor to direct sales to Canadian retail customers. The 1997 increase is magnified since Canadian sales deteriorated in the first quarter of 1996 due to the financial difficulties experienced by the Company's distributor at that time. Sales to Europe and the Middle East continued to improve due to the Company's on-going efforts to develop this lucrative quality writing instrument market. Although actual sales in Yen improved over last year, reported Japanese sales in dollars were lower this quarter due to further weakening of the Yen.

The Company believes that the decline in domestic sales, entirely in the Retail Division, was the result of low consumer awareness of the Company's newer product lines. Somewhat offsetting the overall decline in retail sales were the strong business and institutional sales by the Special Markets Division in the quarter.

The gross profit margin for the first quarter of 1997 was 48.1%, down slightly from last year's gross margin of 49.6%. The decline in margin was largely attributable to changes in product mix and promotional sales of certain discontinued products, and unfavorable foreign exchange. Selling, general and administrative expenses for the first quarter of 1997 were 4.2% higher than last year, partly due to higher expenses associated with selling directly to customers in Canada instead of through a distributor, and to the continued growth in key European markets. The higher expenses in 1997 include the cost of operating the Company's recently established subsidiary in Italy. Research and development expenses, which exceeded the 1996 first quarter by $296,000, or 45.8%, included expenditures associated with certain new writing instrument products and the development of the Pen Computing Group line of products.

Interest and other income decreased 36.3% for the first three months of 1997 primarily due to lower interest income. This decrease was due mostly to lower average investable funds in the first quarter of 1997 offset by slightly higher interest rates.

The effective income tax rate for the first quarter of 1997 was 35.0%, unchanged from the first quarter of 1996.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash")increased $6.8 million from December 31, 1996 to $50.3 million at March 31, 1997. Cash available for domestic operations approximated $12.5 million while cash held off-shore approximated $37.8 million at March 31, 1997. Accounts receivable decreased since the end of 1996 by $17.9 million to $27.1 million as cash was collected in January 1997 from customers who took advantage of the 1996 extended dating program that allowed domestic customers to defer payments on certain 1996 purchases. This program was similar to extended dating programs that have been offered in past years. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. There were no outstanding amounts under either agreement as of March 31, 1997. A $6.0 million balance on the Fleet line as of December 31, 1996 was paid off during the first quarter.

Inventory of $27.1 million increased $0.9 million since December 31, 1996. Since the end of March 1996, inventory levels have been reduced in excess of $10 million. This decrease was the result of inventory reduction efforts undertaken in the second half of 1996.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for three months ended March 31, 1997.

                                SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: May 13, 1997                  By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: May 13, 1997                  By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer