Form 10-Q
period 1997-06-30
CROSS A T CO
filed 1997-08-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended  June 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

                 Class A common stock - 14,690,134 shares

                 Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    June 30     December 31
                                                 1997      1996      1996
ASSETS                                            (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                   $ 21,374  $ 18,537  $ 14,767
  Short-Term Investments                        27,674    31,988    27,289
  Accounts Receivable                           19,182    26,241    43,222
  Inventories-Note B                            23,130    30,723    19,011
  Net Assets of Discontinued Operations          8,436    11,138    13,246
  Other Current Assets                           5,582     7,700     4,606
     TOTAL CURRENT ASSETS                      105,378   126,327   122,141

PROPERTY, PLANT AND EQUIPMENT                  105,798    97,162   101,697
  Less Allowances for Depreciation              65,512    59,075    61,994
                                                40,286    38,087    39,703
INTANGIBLES AND OTHER ASSETS                    12,339    12,252    12,278
                                              $158,003  $176,666  $174,122
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                         $ 16,671  $ 16,370  $ 21,256
  Note Payable to Bank                           2,300     7,100     6,000
  Compensation and Related Taxes                 3,484     5,482     2,392
  Cash Dividends Payable                             0         0     2,639
  Contributions Payable to Employee
    Benefit Plans                                9,558     9,492     8,105
  Income Taxes Payable                             594     1,462     1,430
     TOTAL CURRENT LIABILITIES                  32,607    39,906    41,822

ACCRUED WARRANTY COSTS                           5,659     5,359     5,509

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,288,042 Shares and Outstanding
   14,690,134 Shares in June 1997, Issued
   15,258,444 Shares and Outstanding
   14,762,344 Shares in June 1996 and
   Issued 15,282,412 Shares and Outstanding
   14,686,049 Shares in December 1996           15,288    15,258    15,282
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares       1,805     1,805     1,805
  Additional Paid-In Capital                    11,900    11,504    11,838
  Retained Earnings                             99,988   110,542   106,781
  Accumulated Foreign Currency
   Translation Adjustment                         (326)      (95)      (21)
                                               128,655   139,014   135,685
  Treasury Stock, at Cost                       (8,918)   (7,613)   (8,894)
     TOTAL SHAREHOLDERS' EQUITY                119,737   131,401   126,791
                                              $158,003  $176,666  $174,122
See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30               JUNE 30
                                    1997      1996          1997      1996
                               (Thousands of Dollars Except per Share Data)

Net Sales                          $31,124   $39,035      $64,812   $71,887
Cost of Goods Sold                  17,136    20,350       34,365    36,653
Gross Profit                        13,988    18,685       30,447    35,234

Selling, General and
  Administrative Expenses           16,629    16,623       30,594    29,963
Research and Development Expenses      820       557        1,762     1,203
Service and Distribution Costs         942       928        1,794     1,839
Operating Income (Loss)             (4,403)      577       (3,703)    2,229

Interest and Other Income              444       606          883     1,297

Income(Loss)from Continuing Operations
  Before Income Taxes               (3,959)    1,183       (2,820)    3,526

Income Taxes (Benefit)              (1,386)      414         (987)    1,234

Income(Loss)from Continuing
  Operations                        (2,573)      769       (1,833)    2,292

Income (Loss) from Discontinued
  Operations (Net of Income Taxes)  (2,387)       25       (2,321)      159
Net Income (Loss)                  $(4,960)  $   794      $(4,154)  $ 2,451

Income (Loss) Per Share - Note C
  Continuing Operations            $ (0.16)  $  0.05      $ (0.11)  $  0.14
  Discontinued Operations            (0.14)     0.00        (0.14)     0.01
Net Income (Loss) Per Share        $ (0.30)  $  0.05      $ (0.25)  $  0.15

Dividends Declared Per Share         $0.16    $ 0.16        $0.16    $ 0.16



See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                                     1997      1996
                                                  (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities
  Net Cash Provided by Continuing Operations       $ 17,860   $ 17,700
  Net Cash Provided by (Used In) Discontinued
    Operations                                        2,489     (2,573)
    Net Cash Provided By Operating Activities        20,349     15,127

Investing Activities:
  Additions to Property, Plant and Equipment         (4,081)    (4,087)
  Purchase of Short-Term Investments                 (1,505)   (30,032)
  Sale or Maturity of Short-Term Investments          1,120     19,470
Net Cash Used In Investing Activities                (4,466)   (14,649)

Financing Activities:
  Cash Dividends Paid                                (5,278)    (5,300)
  Repayment of Bank Borrowings                       (6,000)    (7,100)
  Proceeds from Bank Borrowings                       2,300          0
  Other                                                  45        199
Net Cash Used In Financing Activities                (8,933)   (12,201)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                            (343)      (298)

Increase/(Decrease) in Cash and Cash Equivalents      6,607    (12,021)

Cash and Cash Equivalents at Beginning of Period     14,767     30,558

Cash and Cash Equivalents at End of Period         $ 21,374   $ 18,537

See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1997


NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - Inventories
The components of inventory at June 30, 1997, 1996 and December 31, 1996 were as follows:

                             June 30       June 30     December 31
                               1997          1996          1996
         Finished goods     $  9,736      $ 12,398      $  7,063
         Work in process       6,086         8,767         5,449
         Raw materials         7,308         9,558         6,499
                            $ 23,130      $ 30,723      $ 19,011


NOTE C - Net Income (Loss) Per Share
Net income (loss) per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,495,206 and 16,494,906 for the second quarter and six months ended June 30, 1997, respectively, and 16,561,264 and 16,558,579 for the second quarter and six months ended June 30, 1996, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share in 1997 because the result is not dilutive.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters and six month periods ended June 30, 1997 and 1996, reported earnings per share would have been unchanged.


NOTE D - COST REDUCTION PLAN
In July 1997, the Company's Board of Directors approved a plan designed to reduce the cost of its independent sales force and operating costs at its manufacturing facility in Lincoln, Rhode Island. The Plan primarily involves reducing personnel costs by eliminating redundant or excess positions in several of the Company's functional areas. Severance and other charges associated with the Plan will approximate $520,000 after income taxes($.03 per share)and will be reflected in the Company's operating results in the 1997 third quarter.


NOTE E - DISCONTINUED OPERATIONS
In June 1997, the Company discontinued the distribution of quality leather goods and accessory products and began to wind-down all operations of its Manetti-Farrow subsidiary. Manetti-Farrow is the exclusive wholesale distributor for the Fendi and Echo brands of leather products and fashion accessories in the United States. The Company recorded an after-tax loss of $2,387,000 in the second quarter of 1997 in connection with the disposition of this subsidiary. The following table sets forth summary information relating to Manetti-Farrow:


                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                          JUNE 30            JUNE 30
                                      1997      1996       1997      1996
                                            (Thousands of Dollars)

Net Sales                             $2,471    $2,490    $5,579    $5,690
Cost and expenses                      2,543     2,452     5,550     5,445
Operating gain (loss) before taxes       (72)       38        29       245
Income taxes related to operations       (24)       13        11        86
Operating gain (loss)                    (48)       25        18       159

Loss on disposal before income taxes  (3,600)        0    (3,600)        0
Income tax benefit related to loss
  on disposal                         (1,261)        0    (1,261)        0
Loss on disposal                      (2,339)        0    (2,339)        0
Gain (loss) from discontinued
  operations                         $(2,387)    $  25   $(2,321)    $ 159


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Recent Developments

The contract between the Company's Manetti-Farrow subsidiary and Fendi Diffusione whereby the Company distributes Fendi leather products in the United States expires on December 31, 1997. In June 1997, the Company and Fendi agreed that the distribution agreement would not be renewed and, consequently, the Company decided to discontinue the distribution of quality leather goods and accessory products and to wind-down operations of its Manetti-Farrow subsidiary. The Company recorded an after tax loss of $2.4 million in connection with the discontinuation of this business. Management believes that the liquidation of Manetti-Farrow, in addition to generating significant cash flow in the next six months due to the sale of existing inventories, will help to sharpen its focus on both its core writing instruments business and its new product lines.

In July 1996, the Company formed the Cross Pen Computing Group or "Cross PCG". This new division was established to develop complementary product opportunities peripheral to or outside the Company's core writing instruments division. In conjunction with leading high technology companies, Cross PCG is developing products that combine the functionality and aesthetic qualities of its quality writing instruments with state of the art technology. The division's initial product offerings were introduced at the June 1997 Comdex show in Atlanta, Georgia, and the Company expects to begin sales of these products in the 1997 third quarter.

In addition, in order to test the transferability of the Cross brand to other high quality gift and self purchase products, the Company has developed a line of Swiss-made Cross timepieces which it plans to introduce on a limited basis in the third quarter.

The Company believes that, while the potential of these new product initiatives is difficult to forecast at this early stage, sales of Cross PCG products and Cross timepieces could reach 10% of writing instrument revenue for the last six months of 1997. The Company also believes that these products, particularly Cross PCG products, may have a material impact on 1998 consolidated revenue and earnings, although there can be no assurance of success for these products at this early stage.

In July 1997, the Company adopted a cost reduction plan designed to reduce operating costs primarily by eliminating excess or redundant positions at its manufacturing facility in Lincoln, Rhode Island, and by reducing the size of its independent sales force. Severance and other charges associated with this plan which will be recorded in the third quarter are expected to approximate $800,000 ($520,000 after income taxes).

The above statements are forward looking statements subject to the implications set forth below ("Forward Looking Statements").


Results of Operations Second Quarter 1997 Compared to Second Quarter 1996

Net sales for the second quarter ended June 30, 1997 decreased 20.3% compared to the second quarter of 1996. International writing instrument sales of $15.1 million decreased 20.8% as compared to the 1996 period, while domestic writing instrument sales of $16.0 million were 19.8% lower than the prior year period. The Company believes that the sales decrease, both internationally and domestically, is attributable, to some extent, to a worldwide decrease in demand for quality writing instruments. The Company believes that many of its competitors are experiencing similar sales decreases in many key markets.

The decrease in International sales was the result of a significant decline in sales to Asia, the Far East, Europe and the Middle East/Africa, partially offset by an improvement in sales to Canada. With respect to Asia and the Far East, the 1997 results compared to the 1996 period were affected by a flat market throughout most of the region in 1997, price-driven promotions in 1996 that were not repeated this year and an inability to repeat substantial, one time business gift sales in 1996. Actual sales in Yen decreased somewhat from the prior year period due to a negative consumer reaction to the tax increases that were implemented in Japan in April. In addition, the dollar decrease in Japanese sales was exacerbated by the further weakening of the Yen. The improvement in Canadian sales was the result of a change in the method of distribution in this market, from a distributor to direct sales to major Canadian retail customers. The 1997 increase also reflects the deterioration of Canadian sales in the second quarter of 1996 due to the financial difficulties experienced by the Company's distributor at that time. Sales to Europe and the Middle East decreased from the second quarter of 1996 partially due to strong initial product sales in 1996 of the restaged Century product, and to a weak economy in 1997 in a number of countries in Europe and the Middle East, most significantly Germany, and a soft retail environment in France and Spain. The stronger US dollar against most major currencies this year also negatively impacted sales.

The Company believes that the decline in domestic sales, primarily in the Retail Division, was the result of continued low consumer awareness of the Company's newer product lines. To help stimulate consumer interest, the Company expects to increase expenditures for advertising and marketing support in the last half of 1997 as well as in 1998, both Domestically and Internationally.

The gross profit margin for the second quarter of 1997 was 44.9%, as compared to 47.9% for the second quarter of 1996. The decline in margin was attributable to changes in product mix and unfavorable foreign exchange rates, in addition to a higher percentage of indirect product costs (i.e., factory overhead) in relation to sales resulting from the overall lower sales and production levels this year. Selling, general and administrative expenses for the second quarter of 1997, while flat with the 1996 period, included a loss of $290,000 related to the sale of the Company's former distribution facility in Lincoln, Rhode Island. In addition, lower personnel and marketing costs in 1997 were partly offset by higher expenses associated with selling directly to major retail customers in Canada instead of through a distributor. Research and development expenses, which exceeded the 1996 second quarter by $263,000, or 47.2%, included expenditures associated with certain new writing instrument products and the development of the Pen Computing Group line of products. See the "Recent Developments" section above.

Interest and other income decreased 26.7% for the second quarter of 1997 primarily due to lower interest income. This decrease was due mostly to lower average investable funds in the second quarter of 1997 offset by slightly higher interest rates.

The effective income tax rate on the loss from continuing operations for the second quarter of 1997 was 35.0%, unchanged from the second quarter of 1996.

The Company recorded an after-tax loss of $2.4 million in connection with discontinuing its distribution of fine quality leather goods and accessory products. See the "Recent Developments" section above.


Results of Operations Six Months Ended June 30, 1997 Compared to June 30,
1996

Net sales for the six months ended June 30, 1997 were $64.8 million, or 9.8% lower than the same period in 1996. Domestic sales of $30.7 million were 13.4% lower, while foreign sales of $34.1 million were down 6.3% from the same period in 1996. For the most part, the factors affecting sales results for the second quarter had a similar effect on year-to-date sales. Internationally, sales to Asia, the Far East and Europe declined from the prior year period, but these declines were partially offset by increases in Canada and Latin America. The stronger US dollar also contributed to the decrease compared to last year, partially offset by a 1997 price increase. Domestically, the decline in retail sales was offset slightly by an increase in sales to business and institutional customers in the Company's Special Markets Division.

Gross profit margins for the first six months of 1997 were 47.0%, as compared to 49.0% for the same period in 1996. Similar to the second quarter, unfavorable product mix and foreign exchange along with the higher relative level of indirect factory costs together lowered overall product margins compared to 1996. Selling, general and administrative expenses for the six months ended June 30, 1997 were 2.1% higher than the same period for 1996 and included the $290,000 loss on the sale of the Company's former distribution facility discussed above. Research and Development expenses were up from last year by 46.5%, while Service and Distribution costs were substantially flat. As noted above, the increase in R&D was attributable to expenditures associated with certain new writing instrument products and the development of the Pen Computing Group line of products.

Interest and other income decreased by 31.9% for the first six months of 1997, primarily due to lower interest income as average investable funds and interest rates were lower than last year's first half.

The effective tax rate on the loss from continuing operations for the six months ended June 30, 1997 was 35.0%, unchanged compared to the same period in 1996.


Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") increased $7.0 million from December 31, 1996 to $49.0 million at June 30, 1997. Cash available for domestic operations approximated $9.5 million while cash held off-shore approximated $39.5 million at June 30, 1997. Accounts receivable decreased since the end of 1996 by $24.0 million to $19.2 million as cash was collected in January 1997 from customers who took advantage of the Company's 1996 extended dating program that allowed domestic customers to defer payments on certain 1996 purchases. This program was similar to extended dating programs that have been offered in past years. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. At June 30, 1997 there was $2.3 million outstanding under this line (which was repaid in July). The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. The Company believes that its current level of working capital, along with the funds available from the Fleet line of credit and the proceeds from the sale of its former distribution facility and the liquidation of Manetti-Farrow, will be sufficient to meet the Company's normal operating needs and to finance the development of its new Pen Computing Group division for the foreseeable future.

While inventory of $23.1 million increased $4.1 million since December 31, 1996, compared to the end of June 1996 inventory levels have been reduced by $7.6 million. This decrease from June 1996 was the result of inventory reduction efforts undertaken in the second half of 1996. The increase in the first six months of 1997 is the result of lower sales, and of the production of certain products with longer lead times in anticipation of higher demand in the last six months.

Citing the disappointing operating results for the first six months and uncertainty about the remainder of 1997, the Company's Board of Directors at their meeting on July 10, 1997, voted to reduce the quarterly dividend from $.16 to $.08 per share.


Forward Looking Information

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, use of words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with consumer acceptance of the Company's new product lines, the successful development and performance of new technology in connection with such new products, the Company's ability to streamline its manufacturing and sales operations as planned in a timely manner with expected cost savings, the impact of such streamlining on revenues from the Company's existing and new products as well as on the successful launch of new products, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on April 24, 1997 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

     a.  Number of Directors

     The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 13,242,113 Class A shares in favor, 244,744 against, 21,510 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against.

     b.  Election of Directors

     The following directors were elected by the Class A shareholders:

                                         For           Withheld
              Terrence Murray         13,237,980        270,387
              James C. Tappan         13,328,377        179,990
              Thomas C. McDermott     13,333,377        174,990

     The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

                             Bradford R. Boss
                             Russell A. Boss
                             John E. Buckley
                             Bernard V. Buonanno, Jr.
                             H. Frederick Krimendahl II
                             Edwin G. Torrance

     c.  Appointment of Independent Auditors

     A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1997 was approved by the unanimous vote of 1,804,800 Class B shares.


Item 6.  Exhibits and Reports on Form 8-K
No reports have been filed on Form 8-K pursuant to item 6(b) and no other items are applicable for six months ended June 30, 1997.


                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: August 13, 1997               By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: August 13, 1997               By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer