Form 10-Q
period 1997-09-30
CROSS A T CO
filed 1997-11-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended  September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

                 Class A common stock - 14,696,744 shares

                 Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  September 30  December 31
                                                 1997      1996      1996
ASSETS                                             (UNAUDITED)
CURRENT ASSETS                                    (Thousands of Dollars)
  Cash and Cash Equivalents                   $ 24,279  $ 11,741  $ 14,767
  Short-Term Investments                        20,783    31,946    27,289
  Accounts Receivable                           26,111    32,506    43,222
  Inventories-Note B                            25,520    28,625    19,011
  Net Assets of Discontinued Operations          5,436    12,665    13,246
  Other Current Assets                           6,186     6,870     4,606
     TOTAL CURRENT ASSETS                      108,315   124,353   122,141

PROPERTY, PLANT AND EQUIPMENT                  107,279    98,933   101,697
  Less Allowances for Depreciation              67,372    60,907    61,994
                                                39,907    38,026    39,703
INTANGIBLES AND OTHER ASSETS                     8,308    12,213    12,278
                                              $156,530  $174,592  $174,122
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                         $ 20,464  $ 17,372  $ 21,256
  Note Payable to Bank                               0     6,000     6,000
  Compensation and Related Taxes                 3,988     5,217     2,392
  Cash Dividends Payable                             0         0     2,639
  Contributions Payable to Employee
    Benefit Plans                                8,618     8,949     8,105
  Income Taxes Payable                               0     2,178     1,430
     TOTAL CURRENT LIABILITIES                  33,070    39,716    41,822

ACCRUED WARRANTY COSTS                           5,734     5,434     5,509

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   Issued 15,294,652 Shares and Outstanding
   14,696,744 Shares in September 1997, Issued
   15,282,412 Shares and Outstanding
   14,686,312 Shares in September 1996 and
   Issued 15,282,412 Shares and Outstanding
   14,686,049 Shares in December 1996           15,295    15,282    15,282
  Class B, Authorized 4,000,000 Shares;
   Issued and Outstanding 1,804,800 Shares       1,805     1,805     1,805
  Additional Paid-In Capital                    11,959    11,838    11,838
  Retained Earnings                             98,079   109,524   106,781
  Accumulated Foreign Currency
   Translation Adjustment                         (494)     (117)      (21)
                                               126,644   138,332   135,685
  Treasury Stock, at Cost                       (8,918)   (8,890)   (8,894)
     TOTAL SHAREHOLDERS' EQUITY                117,726   129,442   126,791
                                              $156,530  $174,592  $174,122
See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30           SEPTEMBER 30
                                     1997      1996         1997      1996
                               (Thousands of Dollars Except per Share Data)

Net Sales                          $36,626   $40,237     $101,438  $112,124
Cost of Goods Sold                  19,084    21,186       53,449    57,839
Gross Profit                        17,542    19,051       47,989    54,285

Selling, General and
  Administrative Expenses           17,397    15,328       47,991    45,291
Research and Development Expenses      555       725        2,317     1,928
Service and Distribution Costs         990     1,086        2,784     2,925
Operating Income(Loss)              (1,400)    1,912       (5,103)    4,141

Interest and Other Income              495       379        1,378     1,676

Income(Loss) from Continuing Operations
  Before Income Taxes                 (905)    2,291       (3,725)    5,817

Income Taxes(Benefit)                 (317)      770       (1,304)    2,004

Income(Loss) from Continuing
  Operations                          (588)    1,521       (2,421)    3,813

Income(Loss) from Discontinued
  Operations (Net of Income Taxes)       0       100       (2,321)      259
Net Income(Loss)                   $  (588)  $ 1,621      $(4,742)  $ 4,072

Income(Loss) Per Share - Note C
  Continuing Operations            $ (0.04)  $  0.09      $ (0.15)  $  0.23
  Discontinued Operations            (0.00)     0.01        (0.14)     0.02
Net Income(Loss) Per Share         $ (0.04)  $  0.10      $ (0.29)  $  0.25

Dividends Declared Per Share         $0.08    $ 0.16        $0.24    $ 0.32



See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                     1997      1996
                                                  (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities
  Net Cash Provided by Continuing Operations       $ 16,093   $  4,690
  Net Cash Provided by (Used In) Discontinued
    Operations                                        5,489     (3,999)
    Net Cash Provided By Operating Activities        21,582        691

Investing Activities:
  Additions to Property, Plant and Equipment         (5,451)    (5,807)
  Purchase of Short-Term Investments                 (1,500)   (30,494)
  Sale or Maturity of Short-Term Investments          8,006     19,974
Net Cash Provided By (Used In) Investing Activities   1,055    (16,327)

Financing Activities:
  Cash Dividends Paid                                (6,598)    (7,939)
  Repayment of Bank Borrowings                       (8,300)    (2,600)
  Proceeds from Bank Borrowings                       2,300      8 600
  Other                                                 110       (945)
Net Cash Used In Financing Activities               (12,488)    (2,884)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                            (637)      (297)

Increase/(Decrease)in Cash and Cash Equivalents       9,512    (18,817)

Cash and Cash Equivalents at Beginning of Period     14,767     30,558

Cash and Cash Equivalents at End of Period         $ 24,279   $ 11,741

See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997


NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - Inventories
The components of inventory at September 30, 1997, 1996 and December 31, 1996 were as follows:

                           September 30  September 30   December 31
                               1997          1996          1996
         Finished goods     $ 10,817      $ 11,051      $  7,063
         Work in process       6,898         7,549         5,449
         Raw materials         7,805        10,025         6,499
                            $ 25,520      $ 28,625      $ 19,011


NOTE C - Net Income (Loss) Per Share
Net income (loss) per share has been determined based upon the weighted average number of Class A and Class B common shares outstanding of 16,499,604 and 16,496,490 for the third quarter and nine months ended September 30, 1997, respectively, and 16,508,235 and 16,545,194 for the third quarter and nine months ended September 30, 1996, respectively. Common stock equivalents related to outstanding stock options have not been included in the calculations of earnings per share in 1997 because the result is not dilutive.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters and nine month periods ended September 30, 1997 and 1996, reported earnings per share would have been unchanged.


NOTE D - COST REDUCTION PLAN
In July 1997, the Company's Board of Directors approved a plan designed to reduce the cost of its independent sales force and operating costs at its manufacturing facility in Lincoln, Rhode Island. The plan primarily involved reducing personnel costs by eliminating redundant or excess positions in several of the Company's functional areas. Severance and other charges associated with the plan were approximately $800,000 and were reflected in the Company's operating results in the 1997 third quarter.


NOTE E - DISCONTINUED OPERATIONS
In June 1997, the Company discontinued the distribution of quality leather goods and accessory products and began to wind-down all operations of its Manetti-Farrow subsidiary. Manetti-Farrow is the exclusive wholesale distributor for the Fendi and Echo brands of leather products and fashion accessories in the United States. The Company recorded an after-tax loss of $2,387,000 in the second quarter of 1997 in connection with the disposition of this subsidiary. The following table sets forth summary information relating to Manetti-Farrow from January 1, 1997 through the measurement date, (in thousands).


Net Sales                                      $ 5,579
Cost and expenses                                5,550
Operating income before taxes                       29
Income taxes related to operations                  11
Operating income                                    18

Loss on disposal before income taxes            (3,600)
Income tax benefit related to loss
  on disposal                                   (1,261)
Loss on disposal                                (2,339)
Loss from discontinued
  operations                                   $(2,321)

Net sales related to Manetti-Farrow for the three month period ended September 30, 1997 and 1996 were $6,767,000 and $2,816,000, respectively.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Recent Developments

The contract between the Company's Manetti-Farrow subsidiary and Fendi Diffusione whereby the Company distributes Fendi leather products in the United States expires on December 31, 1997. In June 1997, the Company and Fendi agreed that the distribution agreement would not be renewed and, consequently, the Company decided to discontinue the distribution of quality leather goods and accessory products and to wind-down operations of its Manetti-Farrow subsidiary. The Company recorded an after tax loss in the second quarter of $2.3 million in connection with the discontinuation of this business.

In July 1996, the Company formed the Cross Pen Computing Group, or "Cross PCG". This new division was established to develop complementary product opportunities peripheral to or outside the Company's core writing instruments division. In conjunction with leading high technology companies, Cross PCG is developing products that combine the functionality and aesthetic qualities of its quality writing instruments with state of the art technology. The division's initial product offerings were introduced at the June 1997 Comdex show in Atlanta, Georgia, and the Company began sales of the Ipen product in the 1997 third quarter. The Company plans to formally introduce its electronic portfolio product that was jointly developed with IBM at the November Comdex show in Las Vegas.

In addition, in order to test the transferability of the Cross brand to other high quality gift and self purchase products, the Company has developed a line of Swiss-made Cross timepieces which it began to sell on a limited basis in the 1997 third quarter. Distribution of timepieces will continue to expand in the test markets during the fourth quarter.

The Company believes that the sales of these new product initiatives will approximate 4% to 5% of writing instrument revenue for the last quarter of 1997, which is lower than previously expected. The Company believes that these products, particularly Cross PCG products, may have a material impact on 1998 consolidated revenue and earnings, although there can be no assurance of success for these products at this early stage. The Company's Pen Computing Group expects to contribute a minimum of $25 million to sales in 1998.

The above statements are forward looking statements subject to the considerations set forth below in "Forward Looking Statements".


Results of Operations Third Quarter 1997 Compared to Third Quarter 1996

Net sales for the third quarter ended September 30, 1997 decreased 9.0% compared to the third quarter of 1996. International writing instrument sales of $14.7 million decreased 12.9% as compared to the 1996 period, while domestic writing instrument sales of $21.1 million were 9.4% lower than the prior year period. Sales of Pen Computing Group products and Cross timepieces in the third quarter 1997 were $800,000. The Company believes that the sales decrease, both internationally and domestically, is attributable, to some extent, to a worldwide decrease in demand for quality writing instruments. The Company believes that many of its competitors are also experiencing similar sales decreases in many key markets.

The decrease in international sales in the quarter was the result of a significant decline in sales to Asia and Japan partially offset by improvement in sales to Canada, Europe and the Middle East/Africa. Sales to the Asian markets were adversely affected by currency devaluation in several markets and the underlying related economic weakness that these devaluations reflect. Sales in Japan were down due to the continued negative consumer reaction to the tax increases that were implemented earlier this year. The dollar decrease in Japanese sales was exacerbated by the further weakening of the Yen. The improvement in Canadian sales was the result of a change made in late 1996 in the method of distribution in this market from sales to a distributor to direct sales to major Canadian retail customers. The 1997 increase also reflects the deterioration of Canadian sales last year due to the financial difficulties experienced by the Company's distributor at that time. The stronger US dollar against most major currencies this year also negatively impacted sales.

The Company believes that the decline in domestic sales was the result of continued low consumer awareness of the Company's newer product lines and, to a certain extent, a soft quality writing instrument market. To help stimulate consumer interest, the Company expects to increase expenditures for advertising and marketing support in the last quarter of 1997 as well as in 1998, both domestically and internationally.

The gross profit margin for the third quarter of 1997 was 47.9%, as compared to 47.3% for the third quarter of 1996. The improvement in margin was largely attributable to certain favorable manufacturing variances and the effect of the Company's cost reduction plan, offset somewhat by the higher percentage of indirect product costs (i.e., factory overhead) in relation to sales resulting from the overall lower sales and production levels this year. Selling, general and administrative expenses, (S G & A), for the third quarter of 1997 were up over last year by 13.5%. In July 1997, the Company adopted a cost reduction plan designed to reduce operating costs primarily by eliminating excess or redundant positions at its manufacturing facility in Lincoln, Rhode Island, and by reducing the size of its independent sales force. Severance and other charges associated with this plan that were recorded in the third quarter approximated $800,000 ($520,000 after income taxes). Also included in S G & A were approximately $1.3 million of expenses related to Cross timepieces and the Pen Computing Group. Without these costs S, G & A would have been about flat with the prior year's third quarter. Research and development expenses were lower than the 1996 third quarter by $170,000, or 23.5%, due primarily to the timing of expenditures associated with certain new writing instrument products and the development of the Pen Computing Group line of products. See the "Recent Developments" section above.

Interest and other income increased 30.6% for the third quarter of 1997 due to higher interest income this year and to the interest expense incurred on the note payable in last year's third quarter.

The effective income tax rate on the loss from continuing operations for the third quarter of 1997 was 35.0%, up slightly from the third quarter of 1996.


Results of Operations Nine Months Ended September 30, 1997 Compared to September 30, 1996

Net sales for the nine months ended September 30, 1997 were $101.4 million, or 9.5% lower than the same period in 1996. Domestic writing instrument sales of $51.7 million were 12.1% lower, while foreign writing instrument sales of $48.8 million were down 8.4% from the same period in 1996. Pen Computing Group sales and sales of Cross timepieces through September were $900,000. To a large extent, the factors that affected sales results in the third quarter had a similar effect on the year-to-date sales. Internationally, sales to Asia, Japan and Europe declined from the prior year period, somewhat offset by increases in Canada, and the Middle East/Africa. The stronger US dollar also contributed to the sales decrease compared to last year, partially offset by a 1997 price increase. Domestically, the Retail and Special Markets Division reported lower sales for the nine months as the soft market conditions have now affected both the retail and business gift markets.

Gross profit margins for the nine months ended September 30, 1997 were 47.3%, as compared to 48.4% for the same period in 1996. Unfavorable product mix and foreign exchange along with the higher relative level of indirect factory costs together lowered overall product margins compared to 1996. Selling, general and administrative expenses, (S G & A), for the nine months ended September 30, 1997 were 6.0% higher than the same period for 1996. Included in S, G & A was the $290,000 loss on the sale of the Company's former distribution facility, $800,000 in cost reduction expenses, and $2,700,000 of expenses associated with Cross timepieces and the Company's Pen Computing Group. Without these charges, S, G & A would have been below last year's level by 2.4%. Research and Development expenses , (R&D), were up from last year by 20.2%, while Service and Distribution costs were down by 4.8%. The increase in R&D was attributable to expenditures associated with certain new writing instrument products and the development of the Pen Computing Group line of products.

Interest and other income decreased by 17.8% for the first nine months of 1997, primarily due to lower interest income as average investable funds were lower than last year's first nine months.

The effective tax rate on the loss from continuing operations for the nine months ended September 30, 1997 was 35.0%, essentially unchanged compared to the same period in 1996.

The Company recorded an after-tax loss of $2.3 million in connection with discontinuing its distribution of fine quality leather goods and accessory products. See the "Recent Developments" section above.


Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") increased $3.0 million from December 31, 1996 to $45.1 million at September 30, 1997. Cash available for domestic operations approximated $5.3 million while cash held off-shore approximated $39.8 million at September 30, 1997. Accounts receivable decreased since the end of 1996 by $17.1 million to $26.1 million. The decrease in receivables can be attributed to reduced sales as well as the effect of the Company's 1996 extended dating program that allowed domestic customers to defer payments on certain 1996 purchases to 1997. This program was similar to extended dating programs that have been offered in past years. The Company has available a $50 million line of credit with Fleet National Bank which provides an additional source of working capital on a short-term basis. At September 30, 1997 there were no outstanding amounts under this line. The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. There were no outstanding amounts under this agreement as of September 1997. The Company believes that its current level of working capital, along with the funds available from the Fleet line of credit and the proceeds from the sale of its former distribution facility and the liquidation of Manetti-Farrow, will be sufficient to meet the Company's normal operating needs and to finance the development of its new Pen Computing Group division for the foreseeable future.

Inventory of $25.5 million increased $6.5 million since December 31, 1996. Compared to the end of September 1996 inventory levels, however, have been reduced by $3.1 million. This decrease from September 1996 was the result of inventory reduction efforts undertaken in the second half of 1996. The increase in the first nine months of 1997 is the result of lower sales, the production of certain products with longer lead times in anticipation of higher demand later in the year, and the increase associated with the launch of Cross timepieces and PCG products.

The change in intangibles and other assets was due primarily to the July 1997 sale of the Company's distribution center in Lincoln, Rhode Island.

Citing the disappointing operating results for the first six months and uncertainty about the remainder of 1997, the Company's Board of Directors at their meeting on July 10, 1997, voted to reduce the quarterly dividend from $.16 to $.08 per share.


Forward Looking Statements

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


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
   Exhibit 27    Financial Data Schedule

b) Reports on Form 8-K
   There were no reports on Form 8-K filed during the period covered by this report.


                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY



Date: November 12, 1997             By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: November 12, 1997             By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer