Form 10-K
period 1997-12-31
CROSS A T CO
filed 1998-03-24
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998:
                    Class A common stock - $139,713,000

   (For this purpose all directors have been treated as affiliates).

The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1998:
                  Class A common stock - 14,703,513 shares
                  Class B common stock -  1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Parts I and III.

                                  PART I


Item 1.  BUSINESS

A. T. Cross Company (the "registrant") currently operates predominantly in one business segment, the manufacture and sale of high quality writing instruments.

Recent Developments:

In July 1996, the Company established the Pen Computing Group (PCG) to develop and market new pen-based products that facilitate electronic communications. In conjunction with leading high technology companies, PCG is developing products that combine the functionality and aesthetic qualities of Cross' quality writing instruments with state of the art technology.

In addition, in order to test the transferability of the Cross brand to other high quality gift and self purchase products, the Company has developed a line of Swiss-made Cross timepieces which it began to sell on a limited basis in 1997.

The contract between the Company's Manetti-Farrow subsidiary and Fendi Diffusione whereby the Company distributed Fendi leather products in the United States, expired on December 31, 1997. In June 1997, the Company and Fendi agreed that the distribution agreement would not be renewed and, consequently, the Company decided to discontinue the distribution of quality leather goods and accessory products and to wind-down operations of its Manetti-Farrow subsidiary.

Business:

The registrant manufactures fine writing instruments consisting of ball-point and fountain pens, Selectip rolling ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and ball-point refills. The registrant's writing instruments are offered in a variety of styles and materials, including the traditional, narrow girth Century line, the wider girth Townsend line, and the fluted barrel Metropolis line, all fabricated primarily in metal, the Solo and Solo Classic lines, fabricated in resin, and the new Pinnacle line, also fabricated primarily in metal, which was introduced in the United States in 1997. The registrant also markets certain writing instrument accessories. The registrant continues to be a leader in the United States in fine writing instruments priced from $10 to $50. Products in this price range include Century, Solo, Solo Classic and Metropolis. The Townsend and Pinnacle lines have given the registrant a notable presence in the $55 to $250 price range of products. The registrant emphasizes styling, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure. The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as onyx, marble and wood.

The registrant's writing instrument products are sold throughout the United States by approximately 30 manufacturer's agents or representatives to about 6,600 active retail and wholesale accounts. Retail accounts include gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets which purchase in smaller quantities.

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

Sales of the registrant's writing instrument products outside the United States during 1997 were made by the registrant and by its wholly-owned subsidiaries to foreign distributors and to retailers in Canada, Latin America, Europe, Africa, the Middle East, Asia, and Japan.

The registrant also manufactures, markets and sells pen-based computer products through its Pen Computing Group (PCG) in the United States. These pen-based products are used to facilitate electronic communication via the use of a special patented refill in a Cross pen (DigitalWriter) with a personal digital assistant, or as an alternative to the traditional mouse input device for use with a personal computer (iPen).

Raw Materials:
Most raw materials for production of writing instruments in the United States are obtained domestically. Some desk set base materials, some fountain pen nibs and front sections, certain finished caps and barrels, and some lacquer coating of metal shells are imported from Germany and France. Complete pencil mechanisms, some porous point refill components and leads, resin caps and barrels and some fountain pen nibs and front sections are imported from Japan. Raw materials for production of writing instruments in Ireland are obtained largely from Ireland, Germany, Japan and the United States. Raw materials for the production of PCG products in the United States are obtained largely from the United States and China.

Patents and Trademarks:
The registrant, directly and through its subsidiaries, has certain writing instrument and PCG trademark registrations, and pending trademark applications, in the United States and many foreign countries, including but not limited to, its principal trademark "CROSS" and the frustoconical top of its writing instruments. The principal trademark "CROSS" is of fundamental importance to the business. The registrant holds certain United States and foreign writing instrument patents, and/or has filed U.S. and foreign patent applications, covering its desk set units, Townsend series writing instruments, Solo and Solo Classic series writing instruments, Metropolis series writing instruments, Signature series writing instruments, Pinnacle series writing instruments, fountain pens, mechanical pencil mechanisms, and ball-point pen mechanisms. The registrant also holds certain United States patents, and has filed United States and foreign patent applications, covering certain of its PCG pen-based computer products. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.

In 1993, the registrant sold its Mark Cross trademark and selected assets of its wholly-owned subsidiary, Mark Cross, Inc. and discontinued its Mark Cross retail business. However, under the terms of that sale, the registrant retained the right to use the CROSS trademark in certain non-writing instruments categories, without challenge by the purchaser of the Mark Cross trademark.

Seasonal Business:
Retail demand for the registrant's writing instrument products is traditionally highest immediately prior to Christmas and other gift-giving occasions. However, seasonal fluctuations have not materially affected continuous production of writing instrument products. The Company historically has generated approximately one third of its annual sales in the fourth quarter.

Working Capital Requirements:
Inventory balances tend to be highest in anticipation of new product launches and just before peak selling seasons. Production for some products which have longer lead times or for which production capacity is limited is proportionately greater earlier in the year, and inventory balances are relatively higher, to assure adequate supply is available for the peak selling season. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic customers at certain points during the year, usually September through November. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the registrant's annual report to shareholders for the year ended December 31, 1997 (filed herewith as Exhibit 13 and hereinafter referred to as the "1997 Annual Report"), which section is incorporated by reference herein.

Customers:
The registrant is not dependent for a material part of its business upon any single customer.

Backlog of Orders:
The backlog of orders is not a significant factor in the registrant's business.

Government Contracts:
Sales of the registrant's writing instrument products are made to military post exchanges and service centers, but no contracts are entered into which are subject to renegotiation or termination by the United States
Government.

Competition:
The writing instrument field is highly competitive. In particular, competition is strong with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, roller-ball and fountain pens and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, roller-ball and fountain pens and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. See also the "New Products" and the "Technological Change" sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the registrant's annual report to shareholders for the year ended December 31, 1997 (filed herewith as Exhibit 13 and hereinafter referred to as the "1997 Annual Report"), which section is incorporated by reference herein.


Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $3,367,000 in 1997, $2,877,000 in 1996, and $2,991,000 in 1995.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. It is believed that future capital expenditures for environmental control facilities will not be material.

Employees:
The registrant had approximately 1,100 employees at December 31, 1997, of which approximately 260 were employed by foreign subsidiaries or branches.

Foreign Operations and Export Sales:
Approximately 48.5% of the registrant's sales in 1997 were in foreign markets. The registrant's primary foreign markets are in Europe and the Far East. Sales of writing instrument products to foreign distributors are subject to import duties in many countries although sales by the registrant's wholly-owned manufacturing and distribution facilities in Ireland into European Common Market countries are duty free. The operations of the registrant's foreign subsidiaries and branches are subject to the effects of currency fluctuations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries prior to the Revenue Reconciliation Act of 1993 (i.e., the "1993 Act") generally are not subject to current United States federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States federal and state income taxes. It is not the intention of the registrant to repatriate these earnings. The 1993 Act added Internal Revenue Code Section 956A which had the effect of subjecting a portion of current foreign earnings (i.e., earnings generated subsequent to the 1993 Act) to United States federal taxation. See Note F to the registrant's financial statements included in the 1997 Annual Report, which note to such financial statements is incorporated by reference herein. See geographic information and export sales data in Note G to the registrant's financial statements included in the 1997 Annual Report, which note to such financial statements is hereby incorporated by reference. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1997 Annual Report incorporated herein by reference.
___________________________________________________________________________

See "Risks and Uncertainties; Forward Looking Statements" under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1997 Annual Report incorporated herein by reference. In addition to statements in this document that may be construed as forward-looking statements, there may be statements in other documents of the registrant and oral statements by representatives of the registrant to securities analysts or investors that may be construed as forward-looking statements about the business and new products, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to differ materially, including but not limited to the ability of the Company to generate consumer acceptance of various new products recently introduced and or planned for introduction in the coming months; increases in the cost of, or limitations in the supply of, raw materials (including prices of precious metals used in the Company's products); changes in political and economic conditions in the United States and other countries in which the Company operates; interest and currency rate fluctuations; competitive product and pricing pressures; and inflation. These risks are discussed in the section referred to above.

Executive Officers of the Registrant:

In addition to the directors and executive officers listed in the "Election of Directors" section of the registrant's definitive proxy statement for the 1998 annual meeting of shareholders, which section is incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):

                                                            Year in Which
       Name                Age          Title             First Held Office

Joseph F. Eastman          61   Vice President-Human Resources     1981

John T. Ruggieri       (1) 41   Senior Vice President, Treasurer   1997
                               and Chief Financial Officer

Gary S. Simpson        (2) 46   Corporate Controller               1997
                               Chief Accounting Officer

Tina C. Benik          (3) 38   Vice President-Legal, General      1993
                               Counsel and Corporate Secretary

J. John Lawler         (4) 60   Vice President-                    1993
                               Worldwide Tax and Duty Free

Stephen A. Perreault   (5) 50   Vice President-Manufacturing       1995

David J. Arthur        (6) 39   Vice President, Engineering        1996

Joseph V. Bassi        (7) 45   Finance Director                   1997

Robert J. Byrnes, Jr.  (8) 48  President and Chief Executive       1997
                              Officer, Pen Computing Group

Jack K. Gelman         (9) 52  Vice President/General Manager,     1998
                              Marketing And Sales - Americas

(1) Prior to becoming Senior Vice President - Chief Financial Officer in 1997, John T. Ruggieri was Vice President-Corporate Development and Planning, from 1993 to 1997, and from 1989 to 1993 was Executive Vice President of the registrant's wholly-owned subsidiary Mark Cross, Inc.

(2) Prior to becoming Corporate Controller in 1997, Gary S. Simpson was the Controller, Lincoln Operations, of the registrant from 1992 to 1997.

(3) Prior to becoming Vice President-Legal, General Counsel and Corporate Secretary, Tina C. Benik was the general counsel of the registrant from 1989 to 1991 and corporate secretary from 1991 to 1993.

(4)  Prior to becoming Vice President-Worldwide Tax and Duty Free in 1993,
J. John Lawler was the Vice President International of the registrant from 1979 to 1993.

(5) Prior to becoming Vice President-Manufacturing in 1995, Stephen A. Perreault held various senior executive positions in the jewelry, cosmetics, and gift manufacturing and distribution companies, including Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd., and Avon Products, Inc.

(6) Prior to becoming Vice President, Engineering in 1996, David J. Arthur was the Director of Engineering of the registrant from 1995 to 1996, and the Manager, New Business Development of the registrant from 1994 to 1995. From 1991 to 1994 Mr. Arthur was Group Manager, Corporate R&D and Product Line Manager, Composite Materials Division, at Rogers Corporation.

(7) Prior to becoming Finance Director in 1997, Joseph V. Bassi was the Manager Financial Planning, of the registrant from 1996 to 1997, and the Manager, Budgeting and Financial Planning of the registrant from 1987 to 1996.

(8) Prior to becoming President and Chief Executive Officer, Pen Computing Group in 1997, Robert J. Byrnes, Jr. was the Executive Vice President and General Manager of the NEC Computer Systems Division of Packard Bell NEC Inc. from 1996 to 1997. From 1993 to 1996 Mr. Byrnes was the Executive Vice President of NEC Technology.

(9)  Prior to becoming Vice President/General Manager, Marketing and Sales
- Americas in 1998, Jack K. Gelman was the Managing Partner, Gelman and Associates from 1996 to 1997. From 1994 to 1995, Mr. Gelman was President and General Manager, International Division, Nashua Corporation, and from 1989 to 1993, he was the Vice President and General Manager North American Consumer Tape Division of Beiersdorf A.G.


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

The registrant's discontinued operation, Manetti-Farrow, has lease commitments for administrative office space in New York City and warehouse and office space in Oakland, California.

Item 3.  LEGAL PROCEEDINGS
No material legal proceedings are pending by or against the registrant or any of its subsidiaries which would have a material effect upon the registrant's consolidated business and financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.



                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
See the "Market and Dividend Information" section of the 1997 Annual Report, which section is incorporated by reference herein.

Item 6.  SELECTED FINANCIAL DATA
See the "Five-Year Summary" section of the 1997 Annual Report, which section is incorporated by reference herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1997 Annual Report, which section is incorporated by reference herein.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant and its subsidiaries and the report of its independent auditors thereon for the audits of the consolidated financial statements for the years ended December 31, 1997 and 1996, set forth in the 1997 Annual Report, are incorporated herein by reference.

The report of the Company's independent auditors for the year ended December 31, 1995 is included in Item 14 (a)(1)(2).

Quarterly Results of Operations (Unaudited) in Note L of the registrant's financial statements included in the 1997 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 11, 1996, the Audit Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company appoint Deloitte & Touche LLP as the Company's independent accountants. By Unanimous Consent dated July 16, 1996, the Board of Directors appointed Deloitte & Touche LLP as the Company's independent accountants to replace Ernst & Young LLP for fiscal year 1996. The Company's management did not consult with Deloitte & Touche LLP on any accounting, auditing or reporting matter prior to their appointment as independent accountants for the
Company. During the two fiscal years ended December 31, 1995 and the interim period subsequent to December 31, 1995, there had been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Ernst & Young LLP's report on the Company's financial statements for such two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the registrant's definitive proxy statement for the 1998 annual meeting of shareholders, which sections are incorporated by reference herein. See also "Item 1. Business - Executive Officers of the Registrant."


Item 11.  EXECUTIVE COMPENSATION
See "Executive Compensation" of the registrant's definitive proxy statement for its 1998 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the registrant's definitive proxy statement for the 1998 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Election of Directors" of the registrant's definitive proxy statement for the 1998 annual meeting of shareholders, which section is incorporated by reference herein.

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

            (10.8)  A. T. Cross Company Executive Life Insurance Program

            (11) Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated Statements of Operations and Retained Earnings" section of the registrant's 1997 Annual Report)

            (13) Annual Report to Shareholders for the year ended December 31, 1997. Filed only in respect to the portions expressly incorporated by reference in this Form 10-K.

            (21) Subsidiaries - incorporated by reference to the "Subsidiaries and Branches" section of the registrant's 1997 Annual Report

            (23.1)  Consent of Deloitte & Touche LLP

            (23.2)  Consent of Ernst & Young LLP

            (27)    Financial Data Schedules

   * Management contract, compensatory plan or arrangement

  (b)  No reports on Form 8-K were filed in the fourth quarter of 1997.

  (c)  Exhibits--See Item (a)(3) above

  (d)  Financial Statement Schedule--The response to this portion of
       Item 14 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    A. T. CROSS COMPANY

                                    By /s/BRADFORD R. BOSS
                                       Bradford R. Boss
                                       Chairman

                                    Dated:  March 23,1998
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

       Signature                      Title                   Date


/s/BRADFORD R. BOSS               Chairman & Director        March 23, 1998
(Bradford R. Boss)


/s/RUSSELL A. BOSS                President & Director       March 23, 1998
(Russell A. Boss)              (Chief Executive Officer)


/s/JOHN E. BUCKLEY                Executive Vice President   March 23, 1998
(John E. Buckley)              & Director
                               (Chief Operating Officer)


/s/JOHN T. RUGGIERI               Senior Vice President      March 23, 1998
(John T. Ruggieri)             (Chief Financial Officer)


/s/GARY S. SIMPSON                Corporate Controller       March 23, 1998
(Gary S. Simpson )             (Chief Accounting Officer)


/s/BERNARD V. BUONANNO, JR.       Director                   March 23, 1998
(Bernard V. Buonanno, Jr.)


/s/H. FREDERICK KRIMENDAHL II     Director                   March 23, 1998
(H. Frederick Krimendahl II)


/s/THOMAS C. MCDERMOTT            Director                   March 23, 1998
(Thomas C. McDermott)


/s/TERRENCE MURRAY                Director                   March 23, 1998
(Terrence Murray)


/s/JAMES C. TAPPAN                Director                   March 23, 1998
(James C. Tappan)


/s/EDWIN G. TORRANCE              Director                   March 23, 1998
(Edwin G. Torrance)


                        ANNUAL REPORT ON FORM 10-K

                    ITEM 14 (a)(1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                             CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULE

                       YEAR ENDED DECEMBER 31, 1997

                            A. T. CROSS COMPANY

                           LINCOLN, RHODE ISLAND


                     FORM 10-K - ITEM 14(a)(1) and (2)

                   A. T. CROSS COMPANY AND SUBSIDIARIES

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of A. T. Cross Company and subsidiaries, included in the 1997 Annual Report, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1997 and December 31, 1996

     Consolidated Statements of Operations and Retained Earnings- Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report for the years ended December 31, 1997 and
     1996

The following consolidated financial statement schedule of A. T. Cross Company and subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts

The independent auditors' report on Financial Statement Schedule II for the years ended December 31, 1997 and 1996 is included herein. The report of independent auditors on the consolidated financial statements, and on Financial Statement Schedule II, for the year ended December 31, 1995, is included herein. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or the information required therein has otherwise been disclosed in the consolidated financial statements referred to above, or are inapplicable, and therefore have been omitted.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
A. T. CROSS COMPANY AND SUBSIDIARIES

          COLUMN A           COLUMN B           COLUMN C             COLUMN D     COLUMN E
                                                Additions                                  .

                             Balance at  Charged to    Charged to                 Balance
                             Beginning   Costs and   Other Accounts  Deductions   at End of
       DESCRIPTION           of Period    Expenses      Describe      Describe     Period
Year Ended December 31, 1997
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,388,000  $648,140                    $412,140(A)  $1,624,000
                                                                             <F1>
Year Ended December 31, 1996
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,244,000  $325,064                    $181,064(A)  $1,388,000
                                                                             <F1>
Year Ended December 31, 1995
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,329,000  $264,091                    $349,091(A)  $1,244,000
                                                                             <F1>

<F1>
(A)  Uncollectible accounts written off.

Independent Auditors' Report                               Item 14 (d)

To the Board of Directors and Shareholders of A.T. Cross Company
Lincoln, Rhode Island

We have audited the consolidated financial statements of A.T. Cross Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for the years then ended, and have issued our report thereon dated February 10, 1998; such consolidated financial statements and report are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14 (d). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Boston, Massachusetts
February 10, 1998

Report of Ernst & Young,
Independent Auditors

To the Shareholders
A.T. Cross Company

We have audited the accompanying consolidated statements of income and retained earnings and cash flows for the year ended December 31, 1995. Our audit also included the financial statement schedule for the year ended December 31, 1995, listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31,1995.

ERNST & YOUNG LLP
ERNST & YOUNG LLP
Providence, Rhode Island
January 30, 1996