Form 10-Q
period 1998-03-31
CROSS A T CO
filed 1998-05-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

                 Class A common stock - 14,710,393 shares

                 Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              March 31    December 31
                                                 1998        1997
ASSETS                                       (UNAUDITED)
CURRENT ASSETS                                (Thousands of Dollars)
  Cash and Cash Equivalents                   $ 31,552     $ 25,801
  Short-Term Investments                        21,625       21,607
  Accounts Receivable                           21,919       37,571
  Inventories:
    Finished Goods                               7,950        7,767
    Work in Process                              6,833        5,647
    Raw Material                                 7,125        6,625
                                                21,908       20,039
  Other Current Assets                           6,456        4,761
     TOTAL CURRENT ASSETS                      103,460      109,779

PROPERTY, PLANT AND EQUIPMENT                  110,335      109,344
  Less Allowances for Depreciation              71,537       69,588
                                                38,798       39,756
INTANGIBLES AND OTHER ASSETS                     8,461        8,484
                                              $150,719     $158,019

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                         $ 20,732     $ 25,388
  Compensation and Related Taxes                 2,640        3,328
  Cash Dividends Payable                             0        1,320
  Contributions Payable to Employee
    Benefit Plans                                9,747        9,228
     TOTAL CURRENT LIABILITIES                  33,119       39,264

ACCRUED WARRANTY COSTS                           5,896        5,821
SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,310,561 Shares Issued and 14,710,393
   Shares Outstanding at March 31, 1998 and
   15,294,652 Shares Issued and 14,696,272
   Shares Outstanding at December 31, 1997      15,310       15,295
  Class B, Authorized 4,000,000 Shares;
   1,804,800 Shares Issued and Outstanding
   At March 31, 1998 and December 31, 1997       1,805        1,805
  Additional Paid-In Capital                    12,104       11,959
  Retained Earnings                             92,176       93,503
  Accumulated Other Comprehensive Loss            (739)        (703)
                                               120,656      121,859
  Treasury Stock, at Cost                       (8,952)      (8,925)
     TOTAL SHAREHOLDERS' EQUITY                111,704      112,934
                                              $150,719     $158,019
See notes to condensed consolidated financial statements.

                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                             THREE MONTHS ENDED
                                                   MARCH 31
                                                1998      1997
                                    (In Thousands Except per Share Data)

Net Sales                                    $31,525    $33,688
Cost of Goods Sold                            17,130     17,229
Gross Profit                                  14,395     16,459

Selling, General and
  Administrative Expenses                     15,123     13,965
Research and Development Expenses              1,006        942
Service and Distribution Costs                   772        852
Operating Income(Loss)                        (2,506)       700

Interest and Other Income                        555        439

Income(Loss) from Continuing Operations
  Before Income Taxes                         (1,951)     1,139

Income Tax Provision (Benefit)                  (624)       399

Income(Loss) from Continuing
  Operations                                  (1,327)       740
Income from Discontinued
  Operations (Net of Income Taxes)                 0         66
Net Income(Loss)                             $(1,327)   $   806

Basic and Diluted Earnings
 (Loss) Per Share:
  Continuing Operations                      $ (0.08)   $  0.05
  Discontinued Operations                      (0.00)      0.00
Net Income(Loss) Per Share                   $ (0.08)   $  0.05

Weighted Average Shares Outstanding:
Denominator for Basic Earnings
 Per Share                                    16,507     16,494

Effect of Dilutive Securities:
Employee Stock Options                          - (A)         1

Denominator for Diluted Earnings
 Per Share                                    16,507     16,495

(A) No incremental shares related to stock options are included due to the loss.


See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                     1998      1997
                                                  (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities:
  Net Cash Provided by Continuing Operations       $  8,017   $ 16,366
  Net Cash Used In Discontinued Operations                0       (439)
    Net Cash Provided By Operating Activities         8,017     15,927
Investing Activities:
  Additions to Property, Plant and Equipment           (919)    (1,500)
  Purchase of Short-Term Investments                (10,042)    (1,205)
  Sale or Maturity of Short-Term Investments         10,024      1,100
    Net Cash Used In Investing Activities              (937)    (1,605)

Financing Activities:
  Cash Dividends Paid                                (1,320)    (2,639)
  Repayment of Bank Borrowings                            0     (6,000)
  Other                                                 134         68
    Net Cash Used In Financing Activities            (1,186)    (8,571)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                            (143)      (263)

Increase in Cash and Cash Equivalents                 5,751      5,488

Cash and Cash Equivalents at Beginning of Period     25,801     14,768

Cash and Cash Equivalents at End of Period         $ 31,552   $ 20,256

See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1998


NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - Discontinued Operations
In June 1997, the Company discontinued the distribution of quality leather goods and accessory products and began to wind-down all operations of its Manetti-Farrow subsidiary. The Company recorded an after-tax profit of $66,000 in the first quarter of 1997 in connection with this subsidiary. Certain amounts for 1997 have been restated to allow comparison with 1998.

NOTE C - Comprehensive Income
The Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income" in 1998. SFAS No.130 requires the reporting of comprehensive income which, in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment which is a component of shareholders' equity. SFAS No.130 has no impact on the Company's reported net income. Comprehensive income for the quarter ended March 31, 1998 and 1997 follows:

                                                     1998      1997

Net Income (Loss)                                 $(1,327)     $806
Change in Cumulative
  Translation Adjustment                              (36)     (474)
Comprehensive Income (Loss)                       $(1,363)     $332


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations First Quarter 1998 Compared to First Quarter 1997

Net sales for the first quarter ended March 31, 1998 decreased 6.4% compared to the first quarter of 1997. Total writing instrument sales for the quarter of $28.7 million were down 14.7% from the prior year. Domestic writing instrument sales of $14.0 million were 4.6% lower than the first quarter 1997 while foreign writing instrument sales of $14.7 million declined 22.6% compared to 1997. Sales by the Pen Computing Group (PCG) during the first quarter of 1998 were $2.6 million while last year there were only minimal PCG sales in the first quarter. The continuation of the test marketing of Cross Timepieces generated $200,000 of revenue in this year's first quarter. There were no timepiece sales in the same period last year.

The decline in domestic writing instrument sales was due to lower sales through the mass market and catalog showroom channels. In addition, in the first two months of 1997's first quarter, there were sales made in anticipation of a March 1, 1997 price increase.

Internationally, the sales decrease in the quarter was due to continuing declines in sales to our Asian markets. For the fourth consecutive quarter, sales to the Asian markets were adversely affected by currency devaluation in several key markets and the underlying related economic weakness. Offsetting these declines somewhat were improved sales to Europe and the Middle East, Latin America and Canada. Sales to Europe and the Middle East continued to improve due largely to the Company's efforts to develop those markets. The improvement in Canada was primarily attributable to the continued strengthening of relationships with key accounts after the 1997 change in the method of distribution in this market.

In March 1998, the PCG division launched CrossPad, a portable digital notepad that was developed jointly with IBM. First introduced at the November 1997 Comdex show, the CrossPad has recently received extensive national news coverage. A second-generation iPen (iPen Pro) with enhanced software was introduced during the first quarter of 1998, as well as a dual-function line of DigitalWriter, which includes an ink refill and a polymeric tip stylus.

The gross profit margin for the first quarter of 1998 was 45.7%, down from last year's gross margin of 48.9%. The decline in margin was partially attributable to the effect of the higher percentage of indirect product costs in relation to the overall lower sales volume in the first quarter. In addition, 1998 first quarter margins were lower than the prior year due to the greater proportion of PCG sales, which generate lower average margins than writing instruments. Included in 1998's cost of sales are royalty expenses related to PCG sales. These royalties are paid to suppliers of certain software and hardware components for both the iPen and CrossPad.

Selling, general and administrative expenses for the first quarter of 1998 were 8.3% higher than last year. This increase over the prior year was due to the expenses incurred in the quarter for the continued support of the PCG and Timepiece businesses. Research and development expenses exceeded the 1997 first quarter by 6.8% due largely to the development of PCG products. Service and distribution expenses were below prior year due to the lower sales levels.

Interest and other income increased 26.4% for the first three months of 1998 primarily due to higher interest income. This increase was due mostly to higher average levels of investable funds in the first quarter of 1998 combined with slightly higher interest rates.

The Company recorded an income tax benefit of 32.0% on the loss from continuing operations, as compared to the 1997 first quarter income tax provision of 35.0%, reflecting the benefit of lower state income taxes.


Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") increased $5.8 million from December 31, 1997 to $53.2 million at March 31, 1998.
Cash available for domestic operations approximated $10.4 million while cash held offshore approximated $42.8 million at March 31, 1998. Accounts receivable decreased since the end of 1997 by $15.7 million to $21.9 million as cash was collected in January 1998 from customers who took advantage of the Company's 1997 extended dating program which allowed domestic customers to defer payments on certain 1997 purchases to 1998.
This program was similar to holiday season extended dating programs that have been offered in past years. The Company has available a $50 million line of credit with a bank which provides an additional source of working capital on a short-term basis. At March 31, 1998 there were no outstanding amounts under this line. The Company also has available a $7 million multi-currency credit arrangement with a bank to meet short-term foreign currency needs. There were no outstanding amounts under this agreement as of March 31, 1998. The Company believes that its current level of working capital, along with the funds available from the lines of credit, will be sufficient to meet the Company's normal operating needs.

Inventory of $21.9 million increased $1.9 million since December 31, 1997. The inventory increase in the first three months of 1998 was due largely to higher levels of pen computing and timepiece inventory.

New Accounting Pronouncements

The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer's
Disclosures about Pensions and Other Postretirement Benefits." Both statements are effective and will be adopted by the Company in fiscal 1998. The effect of adopting these standards is not expected to be material to the Company's financial position or results of operations; however, they both may require additional disclosure.

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, use of words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with consumer acceptance of the Company's new product lines, the successful development and performance of new technology in connection with such new products, the Company's dependence on certain suppliers, the Company's sensitivity to technological change and economic conditions, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

                                    A. T. CROSS COMPANY



Date: May 13, 1998                  By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: May 13, 1998                  By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer