Form 10-Q
period 1998-06-30
CROSS A T CO
filed 1998-08-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

                 Class A common stock - 14,721,394 shares

                 Class B common stock -  1,804,800 shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   A. T. CROSS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30     December 31
                                                 1998           1997
                                              (Unaudited)
ASSETS                                          (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                   $ 27,607         $ 25,801
  Short-Term Investments                        21,570           21,607
  Accounts Receivable                           20,977           37,571
  Inventories:
    Finished Goods                               9,768            7,767
    Work in Process                              8,305            5,647
    Raw Material                                 8,773            6,625
                                                26,846           20,039
  Other Current Assets                           7,494            4,761
     TOTAL CURRENT ASSETS                      104,494          109,779

PROPERTY, PLANT AND EQUIPMENT                  112,063          109,344
  Less Allowances for Depreciation              73,376           69,588
                                                38,687           39,756
INTANGIBLES AND OTHER ASSETS                     9,312            8,484
                                              $152,493         $158,019
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable, Accrued Expenses and
    Other Liabilities                         $ 17,985         $ 25,388
  Note Payable to Bank                           3,000                0
  Compensation and Related Taxes                 3,366            3,328
  Cash Dividends Payable                             0            1,320
  Contributions Payable to Employee
    Benefit Plans                               10,038            9,228
     TOTAL CURRENT LIABILITIES                  34,389           39,264

ACCRUED WARRANTY COSTS                           5,971            5,821

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,321,562 Shares Issued and 14,721,394
   Shares Outstanding at June 30, 1998 and
   15,294,652 Shares Issued and 14,696,272
   Shares Outstanding at December 31, 1997      15,322           15,295
  Class B, Authorized 4,000,000 Shares;
   1,804,800 Shares Issued and Outstanding
   at June 30, 1998 and December 31, 1997        1,805            1,805
  Additional Paid-In Capital                    12,219           11,959
  Retained Earnings                             92,516           93,503
  Accumulated Other Comprehensive Loss            (777)            (703)
                                               121,085          121,859
  Treasury Stock, at Cost                       (8,952)          (8,925)
     TOTAL SHAREHOLDERS' EQUITY                112,133          112,934
                                              $152,493         $158,019

See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30              JUNE 30
                                      1998      1997       1998      1997
                               (Thousands of Dollars Except per Share Data)
Net Sales                           $34,693   $31,124    $66,218   $64,812
Cost of Goods Sold                   17,757    17,136     34,887    34,365
Gross Profit                         16,936    13,988     31,331    30,447

Selling, General and
  Administrative Expenses            15,701    16,629     30,824    30,594
Research and Development Expenses     1,220       820      2,226     1,762
Service and Distribution Costs          856       942      1,628     1,794
Operating Loss                         (841)   (4,403)    (3,347)   (3,703)

Interest and Other Income               856       444      1,411       883

Income(Loss)from Continuing
 Operations Before Income Taxes          15    (3,959)    (1,936)   (2,820)
Income Taxes (Benefit)                    4    (1,386)      (620)     (987)

Income(Loss)from Continuing
  Operations                             11    (2,573)    (1,316)   (1,833)
Income(Loss) from Discontinued
  Operations (Net of Income Taxes)    1,653    (2,387)     1,653    (2,321)
Net Income(Loss)                    $ 1,664   $(4,960)   $   337   $(4,154)

Basic and Diluted Earnings
 (Loss) Per Share:
  Continuing Operations             $  0.00   $ (0.16)   $ (0.08)  $ (0.11)
  Discontinued Operations              0.10     (0.14)      0.10     (0.14)
Net Income(Loss) Per Share          $  0.10   $ (0.30)   $  0.02   $ (0.25)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings
 Per Share                           16,523    16,495     16,515    16,495
Effect of Dilutive Securities:
  Employee Stock Options                119      - (A)      - (A)     - (A)
Denominator for Diluted Earnings
 Per Share                           16,642    16,495     16,515    16,495

Dividends Declared Per Share        $  0.08   $  0.16    $  0.08   $  0.16

(A) No incremental shares related to stock options are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.


                   A. T. CROSS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                       1998      1997
                                                   (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities:
  Net Cash Provided by Continuing Operations       $  1,774   $ 17,860
  Net Cash Provided by Discontinued Operations        2,288      2,489
    Net Cash Provided By Operating Activities         4,062     20,349

Investing Activities:
  Additions to Property, Plant and Equipment         (2,825)    (4,081)
  Purchase of Short-Term Investments                (11,787)    (1,505)
  Sale or Maturity of Short-Term Investments         11,824      1,120
    Net Cash Used In Investing Activities            (2,788)    (4,466)

Financing Activities:
  Cash Dividends Paid                                (2,643)    (5,278)
  Repayment of Bank Borrowings                            0     (6,000)
  Proceeds from Bank Borrowings                       3,000      2,300
  Other                                                 261         45
    Net Cash Provided by (Used In)
     Financing Activities                               618     (8,933)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             (86)      (343)

Increase in Cash and Cash Equivalents                 1,806      6,607

Cash and Cash Equivalents at Beginning of Period     25,801     14,767

Cash and Cash Equivalents at End of Period         $ 27,607   $ 21,374


See notes to condensed consolidated financial statements.



                   A. T. CROSS COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - Discontinued Operations
In June 1997, the Company discontinued the distribution of quality leather goods and accessory products of its Manetti-Farrow, Inc. subsidiary. The Company recorded an after-tax loss of $2,387,000, or $0.14 per share, in the 1997 second quarter and an after tax loss $2,321,000, or $0.14 per share, for the six month period ended June 30, 1997.

In the second quarter of 1998, the Company recorded after-tax income from discontinued operations of $1,653,000, or $0.10 per share. The Company reached a settlement with the U.S. Customs service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its now discontinued Manetti-Farrow, Inc. subsidiary. After taxes and after expenses the settlement was approximately $1,116,000. In addition, the Company recorded after-tax income of approximately $537,000 in the quarter in connection with the final liquidation and disposition of Manetti-Farrow's remaining net assets.

NOTE C - Comprehensive Income
The Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No.130 requires the reporting of comprehensive income which, in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment which is a component of shareholders' equity. SFAS No.130 has no impact on the Company's reported net income. Comprehensive income for the second quarter and six months ended June 30, 1998 and 1997 follows:

                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30              JUNE 30
                                    1998      1997       1998      1997

Net Income (Loss)                 $ 1,664  $(4,960)    $  337   $(4,154)
Change in Cumulative
 Translation Adjustment               (38)     169        (74)     (305)
Comprehensive Income (Loss)       $ 1,626  $(4,791)    $  263   $(4,459)

NOTE D - New Accounting Pronouncements
The FASB has recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS will become effective for the Company for the year ending December 31, 2000. The Company is currently evaluating the impact that implementing this SFAS will have in its financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations Second Quarter 1998 Compared to Second Quarter 1997

Net sales for the second quarter ended June 30, 1998 increased 11.5% compared to the second quarter of 1997. Total writing instrument net sales for the quarter of $28.5 million were down 8.1% from the prior year. Domestic writing instrument net sales of $14.8 million were 6.7% lower than the prior year while foreign writing instrument net sales of $13.7 million declined 9.6% as compared to second quarter of 1997. Sales by the Pen Computing Group (PCG) during the second quarter of 1998 were $6.0 million compared to sales of $68,000 in 1997, the year in which PCG introduced its first products. Cross Timepiece revenues were $133,000 in the quarter as compared to $20,000 for the same period last year.

Domestic writing instrument sales continue to be affected by changes in distribution methods, away from the mass market and catalog showroom channels to the growing office supply superstore accounts. The Company believes that demand for all quality writing instruments in the United States is flat. In the continuing effort to stimulate sales growth in the United States during the second half of the year, the Company will be launching 31 new writing instrument products in a variety of new styles and finishes.

International sales continue to be adversely impacted by the deepening economic crisis in Asia and the Far East. Sales to Asian and Far East markets were down approximately 47% in the second quarter of 1998 as compared to the same quarter of 1997. Somewhat offsetting these declines were improved sales to Europe, the Middle East/Africa, Latin America and Canada.

The second quarter of 1998 was the first full quarter of sales of the PCG division's newest product, CrossPad. CrossPad, a personal digital notepad, was developed jointly with IBM and was first shipped in late March. It is currently available only in the United States in approximately 2,300 locations, where it is being supported by an extensive advertising and promotional campaign. Sales of PCG products, which in addition to CrossPad primarily consist of iPenPro and DigitalWriter Duo, were $6.0 million in the second quarter and represented almost 29% of total domestic revenue for the period.

Gross profit margins of 48.8% for the second quarter of 1998 were up 3.9 percentage points as compared to the second quarter of 1997. Total Company margins have improved as a result of higher writing instrument margins, primarily as a result of the cost reduction programs put in place during last year and the first six months of 1998. The writing instrument gross margin improvements were offset somewhat by lower PCG and Timepiece margins as these products, on average, generate lower margins than writing instruments. Included in the second quarter's cost of sales are royalty expenses related to PCG sales. These royalties are paid to suppliers of certain software and hardware components for both the iPen and CrossPad.

Selling, general and administrative expenses (SG&A) for the second quarter of 1998 were $15.7 million, or 5.6% below the same 1997 period. Included in the quarter's results were PCG and Timepiece SG&A expenses of $3.0 million and $400,000, respectively. Writing Instrument SG&A for the quarter was 24.3% lower than the second quarter of 1997, partially as a result of the Company's strict cost control programs that are in effect. Research and development expenses (R&D) of $1.2 million were 48.8% higher than 1997, due almost entirely to the increased R&D expenditures on new product development by the PCG division.

Due to the extensive product development and marketing support expenses required in 1998, it is expected that the Pen Computing Group will not be profitable in 1998.

Interest and other income were higher in the second quarter of 1998 in part due to higher interest income as average investable funds and interest rates were higher.

For a discussion of the Company's effective tax rate see Results of Operations Six Months Ended June 30, 1998.

Results of Operations Six Months Ended June 30, 1998 Compared to June 30,
1997

Net sales for the six months ended June 30, 1998 were $66.2 million, or 2.2% higher than the same period in 1997. Total writing instruments net sales of $57.2 million were 11.6% lower than last year. Domestic writing instrument net sales of $28.8 million for the six months were down 5.7% versus the comparable period last year and foreign writing instrument net sales of $28.4 million were down 16.8% from 1997. Sales of PCG products were $8.7 million through June 1998 as compared to June 1997 revenue of $117,000. Sales of Cross Timepieces in the two U.S. test markets were $300,000 through the June 1998 period versus sales of $20,000 during the same period last year.

Domestic writing instrument net sales remained below last year's levels. Sales through the mass market catalog showroom and carriage trade channels declined sharply from the prior year, offset somewhat as sales to the high volume office supply accounts were up substantially over the same period last year

Internationally, year to date sales to the Company's Asian and the Far East markets declined from the prior year by 51.5% as the economic and fiscal conditions in these markets continue to deteriorate. Although disappointed with the current sales results, the Company is committed to the region and is in the process of establishing two new branch offices, one in Hong Kong and the other in Taiwan. These new branches, along with our established Japanese subsidiary, are intended to position the Company to take advantage of an eventual recovery in this region. Partially offsetting the declines in Asia were sales increases in Canada, Latin America, Europe and the Middle East/Africa.

Gross profit margins for the first six months of 1998 were 47.3%, up 0.3 percentage points from the same period in 1997. Total Company margins have improved as a result of higher writing instrument margins, primarily as a result of the cost reduction programs put in place during last year and the first six months of 1998. The writing instrument gross margin improvements were offset somewhat by lower PCG and Timepiece margins as these products, on average, generate lower margins than writing instruments. Included in cost of sales are royalty expenses related to PCG sales. These royalties are paid to suppliers of certain software and hardware components for both the iPen and CrossPad.

Selling, general and administrative expenses for the six months ended June 30, 1998 were 0.8% higher than the same period for 1997. SG&A expenses through June 1998 included $4.4 million and $800,000 for PCG and Timepieces, respectively. SG&A for writing instruments was 14.9% lower than 1997. Research and development expenses of $2.2 million were up from last year by 26.3%. Excluding PCG's R&D expenses of $1.3 million, writing instrument R&D was below 1997 levels by 11.3%. Service and distribution costs were below 1997 by 9.3% due largely to the lower writing instrument sales levels.

Interest and other income increased 59.8% for the first six months of 1998, due in part to higher interest income.

The Company recorded an income tax benefit of 32% on the loss from continuing operations for the six months ended June 30, 1998, as compared to the June 30, 1997 income tax benefit of 35%.


Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") increased $1.8 million from December 31, 1997 to $49.2 million at June 30, 1998.
Cash available for domestic operations approximated $4.0 million while cash held off-shore approximated $45.2 million at June 30, 1998. Accounts receivable decreased since the end of 1997 by $16.6 million to $21.0 million primarily due to cash that was collected in January 1998 from customers who took advantage of the Company's 1997 extended dating program that allowed domestic customers to defer payments on certain 1997 purchases. This program was similar to extended dating programs that have been offered in past years. The Company has a $50 million line of credit available with a bank which provides an additional source of working capital on a short-term basis. At June 30, 1998 there was $3.0 million outstanding under this line. The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs.

Inventory of $26.8 million increased $6.8 million since December 31, 1997. The inventory increase in the first six months of 1998 was due largely to higher levels of pen computing and timepiece inventory.

New Accounting Pronouncement

The FASB has recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS will become effective for the Company for the year ending December 31, 2000. The Company is currently evaluating the impact that implementing this SFAS will have in its financial statements.

Year 2000 Compliance

The Company will be required to modify significant portions of its software so that it will function properly in the year 2000. A substantial number of software programs have already been so modified and others are being updated on a routine ongoing basis. The Company is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. It is anticipated that all modifications will be completed by December 31, 1999, including the testing of the modified systems. This process also includes sending written correspondence to the Company's primary vendors and key customers to inquire about plans that are being developed or are already in place to address year 2000 compliance. There can be no assurances, however, that the systems of the Company's primary vendors and key customers will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse material effect on the Company's systems. For further information refer to the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

ITEM 3.  QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on April 23, 1998 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

     a.  Number of Directors

     The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 11,978,494 Class A shares in favor, 561,043 against, 28,037 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against.

     b.  Election of Directors

     The following directors were elected by the Class A shareholders:

                                         For           Withheld
              Terrence Murray         12,333,908        233,666
              James C. Tappan         12,340,221        227,353
              Andries van Dam         12,338,357        229,217

     The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

                             Bradford R. Boss
                             Russell A. Boss
                             John E. Buckley
                             Bernard V. Buonanno, Jr.
                             H. Frederick Krimendahl II
                             Edwin G. Torrance

     c.  Appointment of Independent Auditors

     A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1998 was approved by the unanimous vote of 1,804,800 Class B shares.

     d.  Omnibus Incentive Plan

     A proposal to approve the adoption of the Company's Omnibus Incentive Plan as presented to the shareholders in the proxy was approved by the vote of 9,553,587 Class A shares in favor, 2,965,611 against and 48,376 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against.


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

                                    A. T. CROSS COMPANY



Date: August 12, 1998               By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: August 12, 1998               By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer