Form 10-Q
period 1998-09-30
CROSS A T CO
filed 1998-11-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

                  Class A common stock - 14,743,994 shares

                  Class B common stock -  1,804,800 shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    A. T. CROSS COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30     December 31
                                                  1998            1997
                                               (Unaudited)
ASSETS                                           (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 20,024         $ 25,801
  Short-Term Investments                         21,835           21,607
  Accounts Receivable                            25,155           37,571
  Inventories:
    Finished Goods                               11,742            7,767
    Work in Process                               9,060            5,647
    Raw Material                                 11,326            6,625
                                                 32,128           20,039
  Other Current Assets                            9,046            4,761
     TOTAL CURRENT ASSETS                       108,188          109,779

PROPERTY, PLANT AND EQUIPMENT                   113,364          109,344
  Less Allowances for Depreciation               75,338           69,588
                                                 38,026           39,756
INTANGIBLES AND OTHER ASSETS                      9,314            8,484
TOTAL ASSETS                                   $155,528         $158,019

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Note Payable to Bank                         $  5,000         $      0
  Accounts Payable, Accrued Expenses and
    Other Liabilities                            24,230           25,388
  Accrued Compensation and Related Taxes          3,599            3,328
  Cash Dividends Payable                              0            1,320
  Contributions Payable to Employee
    Benefit Plans                                 9,830            9,228
     TOTAL CURRENT LIABILITIES                   42,659           39,264

ACCRUED WARRANTY COSTS                            6,046            5,821

SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,344,162 Shares Issued and 14,743,994
   Shares Outstanding at September 30, 1998 and
   15,294,652 Shares Issued and 14,696,272
   Shares Outstanding at December 31, 1997       15,344           15,295
  Class B, Authorized 4,000,000 Shares;
   1,804,800 Shares Issued and Outstanding
   at September 30, 1998 and December 31, 1997    1,805            1,805
  Additional Paid-In Capital                     12,433           11,959
  Retained Earnings                              86,776           93,503
  Accumulated Other Comprehensive Loss             (583)            (703)
                                                115,775          121,859
  Treasury Stock, at Cost                        (8,952)          (8,925)
     TOTAL SHAREHOLDERS' EQUITY                 106,823          112,934
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $155,528         $158,019

See notes to condensed consolidated financial statements.


                    A. T. CROSS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30         SEPTEMBER 30
                                      1998      1997       1998      1997
                              (Thousands of Dollars, Except per Share Data)
Net Sales                           $33,852   $36,626   $100,070  $101,438
Cost of Goods Sold                   19,002    19,084     53,889    53,449
Gross Profit                         14,850    17,542     46,181    47,989

Selling, General and
  Administrative Expenses            20,072    17,397     50,896    47,991
Research and Development Expenses     1,146       555      3,372     2,317
Service and Distribution Costs          805       990      2,433     2,784
Operating Loss                       (7,173)   (1,400)   (10,520)   (5,103)

Interest and Other Income               678       495      2,089     1,378

Loss from Continuing Operations
 Before Income Taxes                 (6,495)     (905)    (8,431)   (3,725)
Income Tax Benefit                   (2,078)     (317)    (2,698)   (1,304)

Loss from Continuing Operations (4,417) (588) (5,733) (2,421) Income(Loss) from Discontinued
  Operations (Net of Income Taxes)        0         0      1,653    (2,321)
Net Loss                            $(4,417)  $  (588)  $ (4,080) $ (4,742)

Basic and Diluted Earnings
 (Loss) Per Share:
  Continuing Operations             $ (0.27)  $ (0.04)  $  (0.35) $  (0.15)
  Discontinued Operations              0.00      0.00       0.10     (0.14)
Net Loss Per Share                  $ (0.27)  $ (0.04)  $  (0.25) $  (0.29)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings
 Per Share                           16,548    16,500     16,530    16,496
Effect of Dilutive Securities:
  Employee Stock Options               - (A)     - (A)      - (A)     - (A)
Denominator for Diluted Earnings
 Per Share                           16,548    16,500     16,530    16,496

Dividends Declared Per Share        $  0.08   $  0.08   $   0.16  $   0.24

(A) No incremental shares related to stock options are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.


                    A. T. CROSS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                          1998      1997
                                                     (Thousands of Dollars)
Cash Provided By (Used In):
Operating Activities:
  Net Cash Provided by (Used In) Continuing Operations  $ (5,363)   $ 16,093
  Net Cash Provided by Discontinued Operations             2,288       5,489
    Net Cash Provided By (Used In) Operating Activities   (3,075)     21,582

Investing Activities:
  Additions to Property, Plant and Equipment              (4,113)     (5,451)
  Purchase of Short-Term Investments                     (14,694)     (1,500)
  Sale or Maturity of Short-Term Investments              14,466       8,006
    Net Cash Provided By (Used In) Investing Activities   (4,341)      1,055

 Financing Activities:
  Cash Dividends Paid                                     (3,967)     (6,598)
  Proceeds from Bank Borrowings                            7,000       2,300
  Repayment of Bank Borrowings                            (2,000)     (8,300)
  Other                                                      497         110
    Net Cash Provided by (Used In)
     Financing Activities                                  1,530     (12,488)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                                  109        (637)

Increase (Decrease) in Cash and Cash Equivalents          (5,777)      9,512

Cash and Cash Equivalents at Beginning of Period          25,801      14,767

Cash and Cash Equivalents at End of Period              $ 20,024    $ 24,279


See notes to condensed consolidated financial statements.



                    A. T. CROSS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1998

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - Discontinued Operations
In June 1997, the Company discontinued the distribution of quality leather goods and accessory products of its Manetti-Farrow, Inc. subsidiary. The Company recorded an after tax loss $2,321,000, or $0.14 per share, in the six month period ended June 30, 1997.

In the second quarter of 1998, the Company recorded after-tax income from discontinued operations of $1,653,000, or $0.10 per share. The Company reached a settlement with the U.S. Customs service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its now discontinued Manetti-Farrow, Inc. subsidiary. After taxes and after expenses the settlement was approximately $1,116,000. In addition, the Company recorded after-tax income of approximately $537,000 in connection with the final liquidation and disposition of Manetti-Farrow's remaining net assets.

NOTE C - Comprehensive Income
The Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No.130 requires the reporting of comprehensive income which, in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment which is a component of shareholders' equity. SFAS No.130 has no impact on the Company's reported net income. Comprehensive income for the third quarter and nine months ended September 30, 1998 and 1997 follows:

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30         SEPTEMBER 30
                                    1998      1997       1998       1997

Net Loss                         $(4,417)   $(588)    $(4,080)  $(4,742)
Change in Cumulative
 Translation Adjustment              194     (168)        120      (473)
Comprehensive Loss                (4,223)   $(756)    $(3,960)  $(5,215)

NOTE D - New Accounting Pronouncement
The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS will become effective for the Company for the year ending December 31, 2000. The Company is currently evaluating the impact that implementing this SFAS will have in its financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations Third Quarter 1998 Compared to Third Quarter 1997

Net sales for the third quarter ended September 30, 1998 decreased 7.6% compared to the third quarter of 1997. Total writing instrument net sales for the quarter of $26.3 million were down 26.7% from the prior year. Domestic writing instrument net sales of $13.5 million were 36.0% lower than the prior year while foreign writing instrument net sales of $12.8 million declined 13.3% as compared to the third quarter of 1997. Sales by the Pen Computing Group (PCG) during the third quarter of 1998 were $7.2 million compared to sales of $644,000 in 1997, the first year in which PCG generated revenue. Cross Timepiece revenues were $422,000 in the quarter as compared to $128,000 for the same period last year.

Domestic writing instrument volume continued to be adversely affected by changes in distribution channels. In addition, the Company was affected by poor sell through during the Father's Day and graduation gift season which left many retailers with higher than normal inventory levels. The Company believes that consumer demand for quality writing instruments in the United States has declined from prior year levels. In an effort to stimulate domestic sales growth during the peak gift-giving holiday season, the Company has launched a number of new writing instrument products in a variety of new styles and finishes. In addition, the Company plans to repeat its extended dating program that allows domestic customers to defer payments on certain 1998 purchases.

International sales continue to be adversely impacted by the economic crisis affecting Asian markets. The Company remains committed to the region and has established two new branch offices, one in Hong Kong and the other in Taiwan. These new branches, along with our Japanese subsidiary, are intended to position the Company to take advantage of an eventual recovery in this region. Sales to this region were down 50.8% in the third quarter of 1998 as compared to the same quarter of 1997. Somewhat offsetting this decline was improved sales in Europe and Canada.

The Pen Computing Group launched CrossPad XP, as planned, in late September. CrossPad XP, a 6" by 9" version of the full size CrossPad, features a redesigned CrossWriter II digital pen and utilizes the latest upgraded version of IBM's Ink Manager software. Sales of PCG products which, in addition to CrossPad and CrossPad XP, primarily consist of iPenPro, DigitalWriter and accessories, were $7.2 million in the third quarter and represented approximately 34% of total domestic revenue for the period. PCG products were available for sale only in the United States in approximately 3,000 locations during the third quarter.

Gross profit margins of 43.9% for the third quarter of 1998 were down 4.0 percentage points as compared to the third quarter of 1997. Writing instrument gross margins were primarily affected by fixed manufacturing expenses spread over substantially lower unit sales in the quarter. In addition, PCG products and Timepieces generate, on average, lower margins than writing instruments. Included in the third quarter's cost of sales are royalty expenses related to PCG sales which are paid to suppliers of certain software and hardware components for the iPen, CrossPad and CrossPad XP.

Selling, general and administrative expenses (SG&A) for the third quarter of 1998 were $20.1 million, or 15.4% higher than the same quarter of 1997. Included in the current year's third quarter results were PCG and Timepiece SG&A expenses of $4.2 million and $1.9 million, respectively, as compared to $1.4 million for PCG and $900,000 for Timepieces in 1997's third quarter. Writing instrument SG&A expenses for the quarter were 7.8% lower than the third quarter of 1997, primarily a result of the Company's strict cost control programs that are in effect. Research and development expenses (R&D) for the current year's third quarter were $1.1 million as compared to $555,000 for the same period of 1997. This increase was due entirely to the increased R&D expenditures on new products under development by the pen computing group. Service and distribution costs were lower than the prior year and are in line with the reduced sales volume.

Interest and other income were higher in the third quarter of 1998 due to higher interest income as average investable funds and earned interest rates were somewhat higher than the same period of the prior year.

For a discussion of the Company's effective tax rate see "Results of Operations Nine Months Ended September 30, 1998 Compared to September 30, 1997."

Considering the disappointing results of the third quarter and the uncertainty of consumer demand for writing instruments in the fourth quarter, the combined operating losses for both PCG and Timepieces are now expected to exceed the projected profitable results of the quality writing instrument business. As a result, the Company does not expect to be profitable on a consolidated basis for the full year ended December 31, 1998.

Results of Operations Nine Months Ended September 30, 1998 Compared to September 30, 1997

Net sales for the nine months ended September 30, 1998 were $100.1 million, or 1.3% lower than the same nine month period in 1997. Total writing instrument net sales of $83.5 million were 17.0% lower than last year. Domestic writing instrument net sales of $42.3 million for the nine months were down 18.1% versus the comparable period last year and foreign writing instrument net sales of $41.2 million were down 15.8% from 1997. Sales of PCG products were $15.8 million through September 1998 as compared to September 1997 revenue of $761,000. Sales of Cross Timepieces in the test markets were $754,000 through the September 1998 period versus sales of $148,000 during the same period last year.

Domestic writing instrument net sales remained below last year's levels reflecting the fall off of consumer demand for quality writing instruments. Sales through the mass market, catalog showroom and carriage trade channels declined sharply from the prior year. Sales to the high volume office supply accounts were just slightly over the same period last year.

Internationally, year-to-date sales to the Company's Asian markets declined from the prior year by 51.3% as a result of the economic and fiscal conditions in these markets. The Company remains committed to the region and has established two new branch offices, one in Hong Kong and the other in Taiwan. These new branches, along with our Japanese subsidiary, are intended to position the Company to take advantage of an eventual recovery in this region. Partially offsetting the declines in Asia were sales increases in Canada, Latin America, Europe and the Middle East/Africa.

Gross profit margins for the first nine months of 1998 were 46.1%, down 1.2 percentage points from the same period in 1997. Writing instrument margins were slightly improved over the same period of the prior year, primarily due to cost reduction programs. However, writing instrument gross margin improvement was entirely offset by lower PCG and Timepiece margins as these products, on average, generate lower margins than writing instruments. Included in cost of sales are royalty expenses paid to certain suppliers of components related to PCG sales.

Selling, general and administrative expenses for the nine months ended September 30, 1998 were 6.1% higher than the same period for 1997. SG&A expenses through September 1998 included $8.6 million and $2.7 million for PCG and Timepieces, respectively, as compared to $1.7 million for PCG and $1.1 million for Timepieces for the same period for 1997. SG&A for writing instruments was 12.5% lower than 1997 as these expenses remain under tight control. Research and development expenses of $3.4 million were up from last year by 45.5%, entirely due to the pen computing group. Service and distribution costs were also less than 1997 largely due to the lower writing instrument sales levels.

Interest and other income increased 51.6% for the first nine months of 1998, due in part to higher interest income.

The Company recorded an income tax benefit of 32.0% on the loss from continuing operations for the nine months ended September 30, 1998, as compared to the September 30, 1997 income tax benefit of 35.0%.

Considering the disappointing results of the third quarter and the uncertainty of consumer demand for writing instruments in the fourth quarter, the combined operating losses for both PCG and Timepieces are now expected to exceed the projected profitable results of the quality writing instrument business. As a result, the Company does not expect to be profitable on a consolidated basis for the full year ended December 31, 1998.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") decreased $5.5 million from December 31, 1997 to $41.9 million at September 30, 1998. Accounts receivable decreased since the end of 1997 by $12.4 million to $25.2 million. The decrease in accounts receivable was primarily due to cash collected in January 1998 from customers who took advantage of the Company's 1997 extended dating program that allowed domestic customers to defer payments on certain 1997 purchases. This program, similar to extended dating programs in past years, will be in effect for this year as well and typically results in higher accounts receivable balances at year end than at any other time during the year.

Inventory of $32.1 million increased $12.1 million since December 31, 1997. The inventory increase in the first nine months of 1998 was largely due to higher levels of pen computing and timepiece inventories. Writing instrument inventory levels have also increased since December 31, 1997, primarily due to lower than anticipated sales results through the first nine months.

The Company has a $50 million line of credit available with a bank which provides an additional source of working capital on a short-term basis. At September 30, 1998 there was $5.0 million outstanding under this line. The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs for the foreseeable future.

New Accounting Pronouncement

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS will become effective for the Company for the year ending December 31, 2000. The Company is currently evaluating the impact that implementing this SFAS will have in its financial statements.

Year 2000 Compliance

The Year 2000 issue refers to a condition where computer programs were written so that when reading a date entered as a two digit year, i.e., "00", they could not distinguish between the year 1900 and the year 2000. If not corrected, this problem will lead to system failures or miscalculations, possibly causing disruptions of business processes.

The Company started to address this problem back in early 1997 when it formed a cross-functional team to manage the Company's compliance process. One of the first tasks undertaken was to identify and inventory systems and hardware that would need to be replaced or upgraded. Since then, the Company has been modifying and upgrading significant portions of its software and hardware so that it will function properly in the year 2000. As of the end of the third quarter 1998, approximately 80% of the Company's total systems are believed to be year 2000 compliant, with 92% of the Company's major business systems at its key U.S. and Irish locations believed to be in compliance. The Company is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. It is anticipated that, with a few minor exceptions, primarily that of purchased software, all modifications necessary for year 2000 compliance will be completed by year end December 31, 1998. Testing of these modified systems has been an ongoing process as the non-compliant systems are replaced or upgraded. Substantial testing of the affected systems will begin in the fourth quarter of 1998 and will continue throughout all of 1999.

The cost of the Company's Year 2000 compliance program is currently estimated to be approximately $1.1 million, with spending in 1998 of $500,000 and $600,000 in 1999.

The Company has also been sending written correspondence to its primary vendors and key customers to inquire about their plans to address year 2000 compliance. There can be no assurances, however, that the systems of the Company's primary vendors and key customers will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse material effect on the Company's systems. Contingency plans are currently under review to ensure that certain key materials will be available and it is expected that replacement suppliers could be located in a reasonable time period should this prove necessary. For further information refer to the footnotes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, use of words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with such new products, the Company's dependence on certain suppliers, the Company's sensitivity to technological change and economic conditions, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 5.  Other Information

Stockholders who intend to submit proposals at the 1999 Annual Meeting of Stockholders, currently scheduled to be held on April 22, 1999, without including such proposals in the Proxy Statement for such meeting must notify the Corporation of this intention no later than February 3, 1999.

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

                                    A. T. CROSS COMPANY



Date: November 12, 1998             By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer



Date: November 12, 1998             By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer