Form 10-K
period 1998-12-31
CROSS A T CO
filed 1999-03-23
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1999:
                Class A common stock - $80,071,000
                Class B common stock - $         0

   (For this purpose all directors have been treated as affiliates).

The number of shares outstanding of each of the issuer's classes of common stock as of February 27, 1999:
                Class A common stock - 14,747,203 shares
                Class B common stock -  1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Parts I and III.

                                    PART I

Item 1.  BUSINESS

A.T. Cross Company (the "registrant" or the "Company") was first established in 1846 and is America's oldest manufacturer of fine writing instruments. The Company was incorporated under the laws of the State of Rhode Island in 1916 and became a publicly held corporation in 1971.

Business:
The Company has three reportable business segments: high quality writing instruments, pen-based computing products and a branded line of Swiss-made timepieces. For certain financial information with respect to these three segments, see Note G to the registrant's financial statements included in the annual report to shareholders for the year ended December 31, 1998 (filed herewith as Exhibit 13 and hereinafter referred to as the "1998 Annual Report"), which note to such financial statements is hereby incorporated by reference.

The registrant manufactures fine writing instruments consisting of ball-point and fountain pens, Selectip rolling ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and ball-point refills. The registrant's writing instruments are offered in a variety of styles and materials. The registrant also markets certain writing instrument accessories. The registrant continues to be a leader in the United States in fine writing instruments priced from approximately $10 to $50. Products in this price range include Century, Century II, Radiance, Solo and Metropolis. The Townsend and Pinnacle lines have given the registrant a presence in the $55 to $400 price range. The registrant emphasizes styling, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure. The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as onyx, marble and wood.

The registrant's writing instrument products are sold throughout the United States by manufacturer's agents or representatives to about 6,300 active retail and wholesale accounts. Retail accounts include gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets which purchase in smaller quantities.

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

Sales of the registrant's writing instrument products outside the United States during 1998 were made by the registrant and by its wholly-owned subsidiaries to foreign distributors and to retailers in Canada, Latin America, Europe, Africa, the Middle East, Asia and Japan.

The registrant also manufactures, markets and sells pen-based computing products through its Pen Computing Group (PCG) primarily in the United States. The CrossPad, and smaller sized CrossPadXP, are personal digital notepads that allow the user to take handwritten notes using a digital pen and traditional paper on an electronic notepad and to capture these notes as "digital ink". These notes can then be uploaded to a PC for electronic filing, faxing, and e-mailing. In addition, PCG pen-based products are used to facilitate electronic communication via the use of a special, patented refill in a Cross pen (DigitalWriter) with a personal digital assistant or as an alternative to the traditional mouse input device for use with a personal computer (iPen). The Company's PCG products are primarily sold in the United States to retailers, such as office supply superstores and consumer electronic stores, to distributors, by mail order and via the internet.

In an effort to leverage the Cross brand name, the Company has been test marketing a line of branded, Swiss-made timepieces in the United States. At this time, the Company is currently investigating a possible licensing alternative for the watch business.

Raw Materials:
Most raw materials for production of writing instruments in the United States are obtained domestically. Some desk set base materials, some fountain pen nibs and front sections, certain finished caps and barrels, and some lacquer coating of metal shells are imported from Germany and France. Complete pencil mechanisms, some porous point refill components and leads, resin caps and barrels and some fountain pen nibs and front sections are imported from Japan. Raw materials for production of writing instruments in Ireland are obtained largely from Ireland, Germany, Japan and the United States.
Raw materials for the production of PCG products are obtained principally from China.
Finished timepieces and timepiece movements are obtained from vendors in Switzerland.
To maintain the highest level of product quality, the Company relies on a limited number of domestic and foreign suppliers for certain raw materials and manufacturing technologies. The Company may be adversely affected in the event that these suppliers cease operations, or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could be developed internally or that suitably similar technologies could be located.

Patents, Licenses and Trademarks:
The registrant, directly and through its subsidiaries, has certain writing instrument and PCG trademark registrations, and pending trademark applications, in the United States and many foreign countries, including but not limited to, its principal trademark "CROSS" and the frustoconical top of its writing instruments. The principal trademark "CROSS" is of fundamental importance to the business. The registrant holds certain United States and foreign writing instrument patents, and/or has filed U.S. and foreign patent applications, covering its desk set units, Townsend series writing instruments, Solo and Solo Classic series writing instruments, Metropolis series writing instruments, Signature series writing instruments, Pinnacle series writing instruments, fountain pens, mechanical pencil mechanisms, and ball-point pen mechanisms. The registrant also holds certain United States patents, and has filed United States and foreign patent applications, covering certain of its PCG pen-based computer products. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.
The manufacture and distribution of certain of the Company's electronic products are dependent on licensing arrangements (some of which are non-exclusive) for varying lengths of time with third parties for the use of their intellectual property.

Seasonal Business:
Retail demand for the registrant's writing instrument products is highest prior to Christmas and other gift-giving occasions. However, seasonal fluctuations have not materially affected continuous production of writing instrument products. The Company historically has generated approximately one third of its annual sales in the fourth quarter.

Working Capital Requirements:
Writing instrument and PCG inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic writing instrument customers at certain points during the year, usually September through November. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report incorporated by reference herein.

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

Competition:
The writing instrument field is highly competitive. In particular, competition is strong with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, roller-ball and fountain pens and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, roller-ball and fountain pens and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations.
The consumer electronics market for hand held devices is highly competitive.
The PCG division's competitors have broader product lines and greater financial and technological resources.
See also the "New Products" and the "Technological Change-Intellectual Property" sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report incorporated by reference herein.

Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $4,360,000 in 1998, $3,367,000 in 1997, and $2,877,000 in 1996.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. It is believed that future capital expenditures for environmental control facilities will not be material.

Employees:
The registrant had approximately 1,000 employees at December 31, 1998, of which approximately 300 were employed by foreign subsidiaries or branches.

Foreign Operations and Export Sales:
Approximately 43% of the registrant's sales in 1998 were in foreign markets.
The registrant's primary foreign markets are in Europe and the Far East. Sales of writing instrument products to foreign distributors are subject to import duties in many countries although sales by the registrant's wholly-owned manufacturing and distribution facilities in Ireland into European Common Market countries are duty free. The operations of the registrant's foreign subsidiaries and branches are subject to the effects of currency fluctuations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries prior to the Revenue Reconciliation Act of 1993 (i.e., the "1993 Act") generally are not subject to current United States federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States federal and state income taxes. It is not the intention of the registrant to repatriate these earnings. The 1993 Act added Internal Revenue Code Section 956A which had the effect of subjecting a portion of current foreign earnings (i.e., earnings generated subsequent to the 1993 Act) to United States federal taxation. See Note F to the registrant's financial statements included in the 1998 Annual Report, which note to such financial statements is incorporated by reference herein. See segment information in Note G to the registrant's financial statements included in the 1998 Annual Report, which note to such financial statements is hereby incorporated by reference. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report incorporated herein by reference.

Forward-Looking Statements:
See "Risks and Uncertainties; Forward-Looking Statements" under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report incorporated herein by reference. Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. In addition to statements in this document that may be construed as forward-looking statements, there may be statements in other documents of the registrant and oral statements by representatives of the registrant to securities analysts or investors that may be construed as forward-looking statements about the business and new products, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to differ materially, including but not limited to the ability of the Company to generate consumer acceptance of various new products recently introduced and or planned for introduction in the coming months; increases in the cost of, or limitations in the supply of, raw materials; changes in political and economic conditions in the United States and other countries in which the Company operates; interest and currency rate fluctuations; competitive product and pricing pressures; and inflation. These risks are discussed in the section referred to above and incorporated herein by reference.

Executive Officers of the Registrant:

In addition to the directors and executive officers listed in the "Election of Directors" section of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders, which section is incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):

                                                                 Year in Which
       Name                Age          Title                  First Held Office

Joseph F. Eastman          62   Vice President, Human Resources      1981

John T. Ruggieri       (1) 42   Senior Vice President, Treasurer     1997
                                and Chief Financial Officer

Gary S. Simpson        (2) 47   Corporate Controller                 1997
                                Chief Accounting Officer

Tina C. Benik          (3) 39   Vice President, Legal, General       1993
                                Counsel and Corporate Secretary

J. John Lawler         (4) 61   Vice President, Writing Instruments, 1993
                                Worldwide Tax and Duty Free

Stephen A. Perreault   (5) 51   Vice President, Operations,          1995
                                Writing Instruments

Joseph V. Bassi        (6) 46   Finance Director                     1997

Robert J. Byrnes, Jr.  (7) 49   President and Chief Executive        1997
                                Officer, Pen Computing Group

Robin Boss Dorman      (8) 33   Vice President, Writing Instruments, 1999
                                Sales and Marketing, North America

(1) Prior to becoming Senior Vice President, Treasurer, and Chief Financial Officer in 1997, John T. Ruggieri was Vice President, Corporate Development and Planning, from 1993 to 1997, and from 1989 to 1993 was Executive Vice President of the registrant's wholly-owned subsidiary Mark Cross, Inc.

(2) Prior to becoming Corporate Controller in 1997, Gary S. Simpson was the Controller, Lincoln Operations, of the registrant from 1992 to 1997.

(3) Prior to becoming Vice President, Legal, General Counsel and Corporate Secretary, Tina C. Benik was the general counsel of the registrant from 1989 to 1991 and corporate secretary from 1991 to 1993.

(4) Prior to becoming Vice President, Writing Instruments, Worldwide Tax and Duty Free in 1993, J. John Lawler was the Vice President, International of the registrant from 1979 to 1993.

(5) Prior to becoming Vice President, Operations, Writing Instruments in 1995, Stephen A. Perreault held various senior executive positions in the jewelry, cosmetics, and gift manufacturing and distribution companies, including Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd., and Avon Products, Inc.

(6) Prior to becoming Finance Director in 1997, Joseph V. Bassi was the Manager, Financial Planning of the registrant from 1996 to 1997, and the Manager, Budgeting and Financial Planning of the registrant from 1987 to 1996.

(7) Prior to becoming President and Chief Executive Officer, Pen Computing Group in 1997, Robert J. Byrnes, Jr. was the Executive Vice President and General Manager of the NEC Computer Systems Division of Packard Bell NEC Inc. from 1996 to 1997. From 1993 to 1996 Mr. Byrnes was the Executive Vice President of NEC Technology.

(8) Prior to becoming Vice President, Writing Instruments, Sales and Marketing, North America, in 1999, Robin Boss Dorman was the Director, Corporate Marketing of the registrant from 1997 to 1999. From 1992 to 1997, Ms. Dorman was Product Manager, Worldwide Writing Instruments of the registrant. Ms. Dorman is the niece of Bradford R. Boss, Chairman of the Board of the registrant, and is the daughter of Russell A. Boss, President and Chief Executive Officer of the registrant.

Item 2.  PROPERTIES
The registrant currently occupies approximately 269,000 square feet of manufacturing, warehouse and office space in its facility in Lincoln, Rhode Island. The registrant's wholly-owned subsidiary, A. T. Cross Limited, owns and operates an approximately 64,000 square foot manufacturing and distribution facility in Ballinasloe, County Galway, Ireland. These facilities, which are well maintained and in good repair, are currently being utilized in either a manufacturing, distribution or administrative capacity for the writing instrument and PCG segments. The productive capacity of these facilities is sufficient to meet the registrant's needs for the foreseeable future.

The registrant's operations in France, the United Kingdom, Spain, Germany, Italy, Japan, Taiwan, Hong Kong, New Jersey, and Miami, all lease their administrative offices and/or warehouse space.

Item 3.  LEGAL PROCEEDINGS
No material legal proceedings are pending by or against the registrant or any of its subsidiaries which would have a material effect upon the registrant's consolidated business and financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
See the "Market and Dividend Information" section of the 1998 Annual Report, which section is incorporated by reference herein.

Item 6.  SELECTED FINANCIAL DATA
See the "Five-Year Summary" section of the 1998 Annual Report, which section is incorporated by reference herein.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report, which section is incorporated by reference herein.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the "Quantitative and Qualitative Disclosures about Market Risk" section of the 1998 Annual Report, which section is incorporated by reference herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant and its subsidiaries and the report of its independent auditors thereon, set forth in the 1998 Annual Report, are incorporated by reference herein.

Quarterly Results of Operations (Unaudited) in Note L of the registrant's financial statements included in the 1998 Annual Report are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders, which sections are incorporated by reference herein. See also "Item 1. Business - Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION
See "Executive Compensation" of the registrant's definitive proxy statement for its 1999 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
See "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Election of Directors" of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders, which section is incorporated by reference herein.


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

            (10.1) A. T. Cross Company Executive Compensation Program Performance Cash Plan, January 1, 1995 (incorporated by reference to Exhibit (10.1) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.2) A. T. Cross Company Executive Compensation Program Annual Incentive Plan, January 1, 1995 (incorporated by reference to Exhibit (10.2) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.3) A. T. Cross Company Deferred Compensation Plan (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.4) A. T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994)*

            (10.5) A. T. Cross Company Restricted Stock Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31,
                    1995)*

            (10.6) A. T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended December 31, 1997)*

            (10.7)  A. T. Cross Company Omnibus Incentive Plan *

            (11) Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated Statements of Operations and Retained Earnings" section of the registrant's 1998 Annual Report)

            (13) Annual Report to Shareholders for the year ended December 31, 1998. Filed only in respect to the portions expressly incorporated by reference in this Form 10-K.

            (21) Subsidiaries - incorporated by reference to the "Subsidiaries, Branches and Divisions" section of the registrant's 1998 Annual Report

            (23)    Consent of Deloitte & Touche LLP

            (27)    Financial Data Schedules

       *  Management contract, compensatory plan or arrangement

(b)  No reports on Form 8-K were filed in the fourth quarter of 1998.

(c)  Exhibits--See Item (a)(3) above

(d)  Financial Statement Schedule--Schedule II Valuation and Qualifying
                                   Accounts

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

                                    A. T. CROSS COMPANY

                                    By /s/BRADFORD R. BOSS
                                          Bradford R. Boss
                                          Chairman

                                          Dated:  March 23,1999
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

       Signature                      Title                   Date


/s/BRADFORD R. BOSS               Chairman & Director        March 23, 1999
(Bradford R. Boss)


/s/RUSSELL A. BOSS                President & Director       March 23, 1999
(Russell A. Boss)                 (Chief Executive Officer)


/s/JOHN E. BUCKLEY                Executive Vice President   March 23, 1999
(John E. Buckley)                 & Director
                                  (Chief Operating Officer)


/s/JOHN T. RUGGIERI               Senior Vice President      March 23, 1999
(John T. Ruggieri)                (Chief Financial Officer)


/s/GARY S. SIMPSON                Corporate Controller       March 23, 1999
(Gary S. Simpson )                (Chief Accounting Officer)


/s/BERNARD V. BUONANNO, JR.       Director                   March 23, 1999
(Bernard V. Buonanno, Jr.)


/s/H. FREDERICK KRIMENDAHL II     Director                   March 23, 1999
(H. Frederick Krimendahl II)


/s/ANDRIES VAN DAM                Director                   March 23, 1999
(Andries van Dam)


/s/TERRENCE MURRAY                Director                   March 23, 1999
(Terrence Murray)


                                  Director                   March   , 1999
(James C. Tappan)


/s/EDWIN G. TORRANCE              Director                   March 23, 1999
(Edwin G. Torrance)


                          ANNUAL REPORT ON FORM 10-K

                      ITEM 14 (a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1998

                             A. T. CROSS COMPANY

                            LINCOLN, RHODE ISLAND


                      FORM 10-K - ITEM 14(a)(1) and (2)

                     A. T. CROSS COMPANY AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of A. T. Cross Company and subsidiaries, included in the 1998 Annual Report, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Operations and Retained Earnings- Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive Income (Loss)- Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

The following consolidated financial statement schedule of A. T. Cross Company and subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts

The independent auditors' report on Financial Statement Schedule II is included herein. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or the information required therein has otherwise been disclosed in the consolidated financial statements referred to above, or are inapplicable, and therefore have been omitted.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
A. T. CROSS COMPANY AND SUBSIDIARIES

          COLUMN A           COLUMN B           COLUMN C             COLUMN D     COLUMN E
                                                Additions

                             Balance at  Charged to    Charged to                 Balance
                             Beginning   Costs and   Other Accounts  Deductions   at End of
       DESCRIPTION           of Period    Expenses      Describe      Describe    Period
Year Ended December 31, 1998
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,624,000  $ 41,580                    $114,580(A)  $1,551,000

Year Ended December 31, 1997
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,388,000  $648,140                    $412,140(A)  $1,624,000

Year Ended December 31, 1996
 Deducted from asset account:
   Allowance for doubtful
    accounts                 $1,244,000  $325,064                    $181,064(A)  $1,388,000

(A)  Uncollectible accounts written off.

Independent Auditors' Report                               Item 14(d)

To the Board of Directors and Shareholders of A.T. Cross Company
Lincoln, Rhode Island

We have audited the consolidated financial statements of A.T. Cross Company and subsidiaries (the "Company") as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31,1998, and have issued our report thereon dated February 11, 1999; such consolidated financial statements and report are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(d). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 11, 1999