Form 10-Q
period 1999-04-03
CROSS A T CO
filed 1999-05-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 1999:

                  Class A common stock - 14,857,203 shares

                  Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    A. T. CROSS COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                              April 3,    December 31,
                                                 1999        1998
ASSETS                                       (Unaudited)
CURRENT ASSETS                                (Thousands of Dollars)
  Cash and Cash Equivalents                   $ 20,928     $ 22,781
  Short-Term Investments                        19,968       21,717
  Accounts Receivable                           21,601       34,535
  Inventories:
    Finished Goods                               9,120        9,887
    Work in Process                              4,728        5,646
    Raw Material                                 7,375        6,662
                                                21,223       22,195
  Other Current Assets                           5,338        4,522
     TOTAL CURRENT ASSETS                       89,058      105,750

PROPERTY, PLANT AND EQUIPMENT                  116,663      115,343
  Less Allowances for Depreciation              78,573       76,719
                                                38,090       38,624
INTANGIBLES AND OTHER ASSETS                    11,927       11,963
TOTAL ASSETS                                  $139,075     $156,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Note Payable to Bank                        $      0     $  6,000
  Accounts Payable, Accrued Expenses and
    Other Liabilities                           18,002       27,417
  Accrued Compensation and Related Taxes         1,537        2,746
  Contributions Payable to Employee
    Benefit Plans                               10,260       10,096
     TOTAL CURRENT LIABILITIES                  29,799       46,259

ACCRUED WARRANTY COSTS                           5,821        5,821
SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,458,269 Shares Issued and 14,857,203
   Shares Outstanding at April 3, 1999 and
   15,344,162 Shares Issued and 14,743,096
   Shares Outstanding at December 31, 1998      15,458       15,344
  Class B, Authorized 4,000,000 Shares;
   1,804,800 Shares Issued and Outstanding
   at April 3, 1999 and December 31, 1998        1,805        1,805
  Additional Paid-In Capital                    12,975       12,433
  Retained Earnings                             82,964       84,087
  Accumulated Other Comprehensive Loss            (781)        (446)
                                               112,421      113,223
  Treasury Stock, at Cost                       (8,966)      (8,966)
     TOTAL SHAREHOLDERS' EQUITY                103,455      104,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $139,075     $156,337

          See notes to condensed consolidated financial statements.


                    A. T. CROSS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        Thirteen Week  Three Months
                                        Period Ended   Ended
                                        April 3, 1999  March 31, 1998
                                   (In Thousands Except per Share Data)

Net Sales                                    $28,519    $31,525
Cost of Goods Sold                            16,570     17,130
Gross Profit                                  11,949     14,395

Selling, General and
  Administrative Expenses                     14,591     15,123
Research and Development Expenses                533      1,006
Service and Distribution Costs                   910        772
Operating Loss                                (4,085)    (2,506)

Interest and Other Income                        546        555

Loss from Continuing Operations
  Before Income Taxes                         (3,539)    (1,951)

Income Tax Benefit                              (920)      (624)

Loss from Continuing Operations               (2,619)    (1,327)
Income from Discontinued
  Operations (Net of Income Taxes)             1,496          0
Net Loss                                     $(1,123)   $(1,327)

Basic and Diluted Earnings
 (Loss) Per Share:
  Continuing Operations                      $ (0.16)   $ (0.08)
  Discontinued Operations                       0.09       0.00
Net Loss Per Share                           $ (0.07)   $ (0.08)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings
 Per Share                                    16,558     16,507

Effect of Dilutive Securities:
Employee Stock Options                          - (A)      - (A)

Denominator for Diluted Earnings
 Per Share                                    16,558      16,507

(A) No incremental shares related to stock options are included due to the net loss.


See notes to condensed consolidated financial statements.


                    A. T. CROSS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                              Thirteen Week   Three Months
                                              Period Ended    Ended
                                              April 3, 1999   March 31, 1998
                                                 (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities:
  Net Cash Provided by Continuing Operations       $  2,651    $ 8,017
  Net Cash Provided by Discontinued Operations        1,496          0
    Net Cash Provided By Operating Activities         4,147      8,017

Investing Activities:
  Additions to Property, Plant and Equipment         (1,414)      (919)
  Purchase of Short-Term Investments                 (8,288)   (10,042)
  Sale or Maturity of Short-Term Investments         10,038     10,024
    Net Cash Provided by (Used In)
      Investing Activities                              336       (937)

 Financing Activities:
  Cash Dividends Paid                                     0     (1,320)
  Repayment of Bank Borrowings                       (6,000)         0
  Other                                                  25        134
    Net Cash Used In Financing Activities            (5,975)    (1,186)

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                            (361)      (143)

Increase (Decrease) in Cash and Cash Equivalents     (1,853)     5,751

Cash and Cash Equivalents at Beginning of Period     22,781     25,801

Cash and Cash Equivalents at End of Period         $ 20,928   $ 31,552


See notes to condensed consolidated financial statements.


                    A. T. CROSS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 3, 1999

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 1999, are not necessarily indicative of the results that may be expected for the full year ending January 1, 2000. The Company typically records its highest sales and earnings in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - Change of Accounting Periods
To facilitate the implementation of a standardized worldwide reporting system, as of January 1, 1999 the Company changed from a calendar quarter and year end closing schedule to a 4-4-5 week quarter-end close and a 52/53 week fiscal close. This change did not have a material impact on sales or results of operations in the first quarter of 1999 as compared to the first quarter of 1998.

NOTE C - Discontinued Operations
In the first quarter of 1999, the Company recorded after-tax income from discontinued operations of $1,496,000, or $0.09 per share. The Company reached a settlement with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its now discontinued subsidiary, Manetti-Farrow, Inc.

NOTE D - Comprehensive Loss
Comprehensive loss for the first quarter of 1999 and 1998 follows:

                                         Thirteen Week   Three Months
                                         Period Ended    Ended
                                         April 3, 1999   March 31, 1998

Net Loss                                    $(1,123)           $(1,327)
Other Comprehensive Loss:
  Foreign Currency Translation Adjustment      (335)               (36)
Comprehensive Loss                          $(1,458)           $(1,363)

NOTE E - New Accounting Pronouncement
The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will become effective for the Company for the year ending December 30, 2000. The Company is currently evaluating the impact that implementing this SFAS will have on its results of operations and financial position.

NOTE F - Segment Information
The Company has three reportable segments: quality writing instruments, pen-based computing products, and a line of branded, Swiss-made timepieces. The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to footnotes A and G included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Below is the segment information for the Company for the first quarter of 1999 and 1998:

                                           Thirteen Week   Three Months
                                           Period Ended    Ended
                                           April 3, 1999   March 31, 1998
Revenues from external customers:
Quality Writing Instruments                  $ 27,252        $ 28,678
Pen-Based Computing Products                    1,079           2,649
Timepieces                                        188             198
Total                                        $ 28,519        $ 31,525

Segment Profit (Loss):
Quality Writing Instruments                  $    959        $   (307)
Pen-Based Computing Products                   (4,295)         (1,330)
Timepieces                                       (203)           (314)
Total                                        $ (3,539)       $ (1,951)

Segment Assets:
Quality Writing Instruments                  $ 125,800 (1)
Pen-Based Computing Products                    10,600 (2)

(1) The decrease in segment assets since December 31, 1998 was due largely to a reduction in trade accounts receivable from the higher sales in the fourth quarter of 1998. Collections of accounts receivable were then used to payoff the Note payable to bank and pay other accrued liabilities.

(2) The decrease in segment assets since December 31, 1998 was due largely to a reduction in trade accounts receivable.

NOTE G - Line of Credit
During the first quarter of 1999, the Company renegotiated its existing line of credit from $50 million to $25 million, to more appropriately reflect the Company's needs. Any amounts borrowed under this agreement are payable on demand and bear interest at one percent per annum (1.0%) in excess of the London Interbank Offering Rate.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations First Quarter 1999 Compared to First Quarter 1998

Net sales for the first quarter of 1999 decreased 9.5% as compared to the first quarter of 1998. Total writing instrument sales for the quarter of $27.2 million were down 5.0% from the prior year. Domestic writing instrument sales of $12.1 million were 13.6% lower than the first quarter 1998 while foreign writing instrument sales of $15.1 million improved 3.2% as compared to the 1998 period. Sales by the Pen Computing Group ("PCG") during the first quarter of 1999 were $1.1 million compared to last year's sales of $2.6 million in the first quarter. Timepieces generated $188,000 of revenue in this year's first quarter, down approximately 5% from the same period of the prior year.

The decline in domestic writing instrument sales was due primarily to lower sales through the Company's Special Markets Division, i.e., sales of personalized products to corporate accounts. The Company believes that sales have declined in this category due to the fact that there are now a number of gift alternatives to chose from besides writing instruments with which to recognize and motivate employees.

The international sales increase in the first quarter of 1999 was due largely to improvement in the Asian markets. The sales in this region were higher than last year's first quarter by approximately 50% as the Company's new subsidiaries in Hong Kong and Taiwan, as well as the existing subsidiary in Japan, were able to take advantage of the slowly improving economic conditions in the region. Offsetting this improvement were lower sales in Europe, the Middle East and Africa and Latin America. The Company believes that although first quarter sales in the European market were lower than last year, continued sales growth in this market is expected for the full year.

PCG net sales during the first quarter were down approximately 60% from the prior year. As part of a marketing plan to expand the installed customer base for the CrossPad and make the product more affordable to students and other users, in late January 1999, the Company decided to lower the price of the CrossPad and CrossPadXP effective February 1, 1999, and committed to issue related rebates to dealers. The effect of this rebate reduced PCG sales and gross margins in the quarter by approximately $2.5 million.

The gross profit margin for the first quarter of 1999 was 41.9%, down from 45.7% for the comparable period last year. The decline in margin was attributable to the PCG segment, which generates lower average margins than writing instruments, and the effect on margins of the rebate and price reduction discussed above. Also, included in cost of sales are royalty expenses related to PCG sales. These royalties are paid to suppliers of certain software and hardware components.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1999 were 3.5% lower than last year. This decrease was due to lower writing instrument SG&A expenses resulting from the strict cost reduction programs put in place last year.

Research and development ("R&D")expenses were below 1998's first quarter by 47.0%, due in part to significantly lower R&D expenditures on the development of PCG products this year as well as lower R&D expenditures on writing instruments. The Company expects R&D expenditures to be lower this year than in 1998.

Interest and other income for the first three months of 1999 were comparable to the same period last year.

The Company recorded an income tax benefit of 26.0% on the loss from continuing operations in the first quarter of 1999 as compared to the 1998 first quarter income tax benefit of 32.0%. This decrease was due, in part, to a shift in the mix of domestic and foreign sourced income.

As a result of the price reduction in the CrossPad, the six to nine month development time projected for forms application and the continued investment in pen-based products, the Company expects that PCG's 1999 revenues will be less than 1998 revenues and its 1999 operating loss will be greater than the prior year's loss.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") decreased $3.6 million from December 31, 1998 to $40.9 million at April 3, 1999. Cash available for domestic operations approximated $5.4 million while cash held offshore approximated $35.5 million at the end of the first quarter 1999. Accounts receivable decreased since the end of 1998 by $12.9 million to $21.6 million as cash was collected in January 1999 from customers who took advantage of the Company's 1998 extended dating program which allowed domestic customers to defer payments on certain 1998 purchases to 1999. This program was similar to holiday season extended dating programs that have been offered in past years. The Company has available a $25 million line of credit with a bank which provides an additional source of working capital on a short-term basis. At April 3, 1999 there were no outstanding amounts under this line. The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs. The Company eliminated its quarterly cash dividend on common stock as of December 8, 1998.

New Accounting Pronouncement

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will become effective for the Company for the year ending December 30, 2000. The Company is currently evaluating the impact that implementing this SFAS will have in its financial statements.

Year 2000 Compliance

The Year 2000 issue refers to a condition where computer programs were written so that when reading a date entered as a two digit year, i.e., "00", they could not distinguish between the year 1900 and the year 2000. If not corrected, this problem could lead to system failures or miscalculations, possibly causing disruptions of business processes.

The Company started to address this problem early in 1997 when it formed a cross-functional team to manage the Company's compliance process. One of the first tasks undertaken was to identify and inventory information technology and non-information technology systems and hardware that would need to be replaced or upgraded. Since then, the Company has been modifying and upgrading significant portions of its software and hardware so that it will function properly in the year 2000. Substantially all of the Company's business applications have been remediated and are believed to be year 2000 compliant with the remaining systems planned to be in compliance by the end of the second quarter of 1999. The Company is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance and has engaged the services of an independent consulting firm to review the Company's Year 2000 remediation plan. Testing of the modified systems has been ongoing as non-compliant systems are replaced or upgraded. Substantial testing of critical business applications began in the fourth quarter of 1998 and will continue throughout all of 1999.

The cost of the Company's Year 2000 compliance program is currently estimated to be approximately $1.1 million, with spending in 1998 of approximately $500,000 and approximately $600,000 planned in 1999. These remediation costs are being funded through current operating cash flows and are not material to the Company's operating results. The Company has not deferred any information technology projects to address the Year 2000 issue.

The Company has also been sending written correspondence to its primary vendors and key customers to inquire about their plans to address Year 2000 compliance. There can be no assurances, however, that the systems of the Company's primary vendors and key customers will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse material effect on the Company's systems. The most reasonably likely worst case scenario is that a short-term disruption will occur with a small number of customers or suppliers. Contingency plans are currently under review to ensure that certain key materials will be available and it is expected that replacement suppliers could be located in a reasonable time period should this prove necessary. In addition, the Company is dependant on the infrastructures within all the countries it has operations, therefore, the failure of these infrastructures could adversely affect the Company's operations.

The cost of remediation and completion dates are based upon management's best estimates and may be updated as additional information becomes available.

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, use of words such as "believes, " "anticipates, " "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with such new products, the Company's dependence on certain suppliers, the Company's sensitivity to technological change and economic conditions, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1998 annual report on Form 10-K.


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 22, 1999, Russell A. Boss, President and C.E.O. of A.T. Cross Company announced at the Company's annual meeting of stockholders plans to retire from the position of President and C.E.O. The Board of Directors has formed a search committee to appoint a successor. Mr. Boss will remain President and C.E.O. of the Company until such time as a successor is appointed. Furthermore, Mr. Boss is a member of the search committee and will remain a Director of the Company after his retirement.


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

                                    A. T. CROSS COMPANY



Date: May 13, 1999                    By: JOHN E. BUCKLEY
                                      John E. Buckley
                                      Executive Vice President
                                      Chief Operating Officer


Date: May 13, 1999                    By: JOHN T. RUGGIERI
                                      John T. Ruggieri
                                      Senior Vice President
                                      Chief Financial Officer