Form 10-Q
period 1999-07-03
CROSS A T CO
filed 1999-08-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  July 3, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 3, 1999:

                   Class A common stock - 14,847,203 shares

                   Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     A. T. CROSS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                July 3,      December 31,
                                                 1999            1998
                                              (Unaudited)
ASSETS                                          (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                   $ 13,771         $ 22,781
  Short-Term Investments                        21,969           21,717
  Accounts Receivable                           17,078           34,535
  Inventories:
    Finished Goods                               8,650            9,887
    Work in Process                              5,401            5,646
    Raw Material                                 6,998            6,662
                                                21,049           22,195
  Other Current Assets                           8,634            4,522
     TOTAL CURRENT ASSETS                       82,501          105,750

PROPERTY, PLANT AND EQUIPMENT                  118,873          115,343
  Less Allowances for Depreciation              80,853           76,719
                                                38,020           38,624
INTANGIBLES AND OTHER ASSETS                    11,813           11,963
TOTAL ASSETS                                  $132,334         $156,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Note Payable to Bank                        $      0         $  6,000
  Accounts Payable, Accrued Expenses and
    Other Liabilities                           17,249           27,417
  Accrued Compensation and Related Taxes         2,620            2,746
  Contributions Payable to Employee
    Benefit Plans                               10,654           10,096
     TOTAL CURRENT LIABILITIES                  30,523           46,259

ACCRUED WARRANTY COSTS                           5,821            5,821
SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,458,269 Shares Issued and 14,847,203
   Shares Outstanding at July 3, 1999 and
   15,344,162 Shares Issued and 14,743,096
   Shares Outstanding at December 31, 1998      15,458           15,344
  Class B, Authorized 4,000,000 Shares;
   1,804,800 Shares Issued and Outstanding
   at July 3, 1999 and December 31, 1998         1,805            1,805
  Additional Paid-In Capital                    12,975           12,433
  Unearned Compensation on Restricted Stock       (490)               0
  Retained Earnings                             76,210           84,087
  Accumulated Other Comprehensive Loss            (941)            (446)
                                               105,017          113,223
  Treasury Stock, at Cost                       (9,027)          (8,966)
     TOTAL SHAREHOLDERS' EQUITY                 95,990          104,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $132,334         $156,337

See notes to condensed consolidated financial statements.


                     A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               13 Weeks    3 Months     26 Weeks   6 Months
                                Ended       Ended        Ended       Ended
                             July 3,1999 June 30,1998 July 3,1999 June 30,1998
                               (Thousands of Dollars Except per Share Data)
Net Sales                        $26,762    $34,693    $55,281    $66,218
Cost of Goods Sold                16,526     17,757     33,096     34,887
Gross Profit                      10,236     16,936     22,185     31,331

Selling, General and
 Administrative Expenses          17,990     15,701     32,581     30,824
Research and Development Expenses    816      1,220      1,349      2,226
Service and Distribution Costs       926        856      1,836      1,628
Operating Loss                    (9,496)      (841)   (13,581)    (3,347)

Interest and Other Income            368        856        914      1,411

Income(Loss) from Continuing
 Operations Before Income Taxes   (9,128)        15    (12,667)    (1,936)
Income Taxes (Benefit)            (2,374)         4     (3,294)      (620)

Income(Loss) from Continuing
 Operations                       (6,754)        11     (9,373)    (1,316)
Income from Discontinued
 Operations(Net of Income Taxes)       -      1,653      1,496      1,653
Net Income(Loss)                 $(6,754)   $ 1,664    $(7,877)   $   337

Basic and Diluted Earnings
 (Loss) Per Share:
  Continuing Operations          $ (0.40)   $  0.00    $ (0.56)   $ (0.08)
  Discontinued Operations           0.00       0.10       0.09       0.10
Net Income(Loss) Per Share       $ (0.40)   $  0.10    $ (0.47)   $  0.02

Weighted Average Shares Outstanding:
Denominator for Basic Earnings
 Per Share                        16,655     16,523     16,606     16,515
Effect of Dilutive Securities:
  Employee Stock Options            - (A)       119       - (A)      - (A)
Denominator for Diluted Earnings
 Per Share                        16,655     16,642     16,606     16,515

Dividends Declared Per Share     $  0.00    $  0.08    $  0.00    $  0.08

(A) No incremental shares related to stock options are included due to the net loss.

See notes to condensed consolidated financial statements.


                     A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                              26 Weeks Ended  6 Months Ended
                                               July 3,1999     June 30,1998
                                                   (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities:
  Net Cash Provided by Continuing Operations       $     52   $  1,774
  Net Cash Provided by Discontinued Operations        1,496      2,288
    Net Cash Provided By Operating Activities         1,548      4,062

Investing Activities:
  Additions to Property, Plant and Equipment         (3,670)    (2,825)
  Purchase of Short-Term Investments                (10,288)   (11,787)
  Sale or Maturity of Short-Term Investments         10,036     11,824
    Net Cash Used In Investing Activities            (3,922)    (2,788)

Financing Activities:
  Cash Dividends Paid                                     0     (2,643)
  Repayment of Bank Borrowings                       (6,000)         0
  Proceeds from Bank Borrowings                           0      3,000
  Other                                                 (36)       261
    Net Cash Provided by (Used In)
     Financing Activities                            (6,036)       618

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                            (600)       (86)

Increase (Decrease) in Cash and Cash Equivalents     (9,010)     1,806

Cash and Cash Equivalents at Beginning of Period     22,781     25,801

Cash and Cash Equivalents at End of Period         $ 13,771   $ 27,607


See notes to condensed consolidated financial statements.



                     A. T. CROSS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 3, 1999

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 3, 1999, are not necessarily indicative of the results that may be expected for the full year ending January 1, 2000. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - Change of Accounting Periods
To facilitate the implementation of a standardized worldwide reporting system, as of January 1, 1999 the Company changed from a calendar quarter and year end closing schedule to a 4-4-5 week quarter-end close and a 52/53 week fiscal close. This change did not have a material impact on sales or results of operations in the second quarter and first six months of 1999 as compared to the second quarter and first six months of 1998.

NOTE C - Discontinued Operations
In the first quarter of 1999, the Company recorded after-tax income from discontinued operations of $1,496,000, or $0.09 per share. The Company reached a settlement with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued subsidiary, Manetti-Farrow, Inc.

In the second quarter of 1998, the Company recorded after-tax income from discontinued operations of $1,653,000, or $0.10 per share. The Company reached a settlement with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued subsidiary, Manetti-Farrow, Inc. After taxes and after expenses the settlement was approximately $1,116,000. In addition, the Company recorded after-tax income of approximately $537,000 in the quarter in connection with the final liquidation and disposition of Manetti-Farrow's remaining net assets.

NOTE D - Comprehensive Income (Loss)
Comprehensive income(loss) for the second quarter and first six months of 1999 and 1998 follows:
                              13 Weeks    3 Months     26 Weeks     6 Months
                                Ended       Ended        Ended        Ended
                             July 3,1999 June 30,1998 July 3,1999 June 30,1998

Net Income (Loss)              $(6,754)     $ 1,664      $(7,877)     $   337
Other Comprehensive Loss:
 Foreign Currency Translation
   Adjustment                     (160)         (38)        (495)         (74)
Comprehensive Income (Loss)    $(6,914)     $ 1,626      $(8,372)     $   263


NOTE E - New Accounting Pronouncements
During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

NOTE F - Segment Information
The Company has three reportable segments: quality writing instruments, pen-based computing products, and a line of branded, Swiss-made timepieces. The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to footnotes A and G included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Below is the segment information for the Company for the second quarter and year-to-date periods ended July 3, 1999 and June 30, 1998:

                              13 Weeks     3 Months     26 Weeks   6 Months
                                Ended       Ended        Ended       Ended
                             July 3,1999 June 30,1998 July 3,1999 June 30,1998
Revenues from external
 customers:
Quality Writing Instruments   $ 25,797     $ 28,512     $ 53,049    $ 57,190
Pen-Based Computing Products       928        6,048        2,007       8,697
Timepieces                          37          133          225         331
Total                         $ 26,762     $ 34,693     $ 55,281    $ 66,218

Segment Profit (Loss):
Quality Writing Instruments   $   (915)    $  2,025     $     43    $  1,717
Pen-Based Computing Products    (8,213)      (1,659)     (12,508)     (2,988)
Timepieces                           0         (351)        (202)       (665)
Total                         $ (9,128)    $     15     $(12,667)   $ (1,936)

Segment Assets:
Quality Writing Instruments                             $119,800 (1)
Pen-Based Computing Products                            $ 10,000 (2)


(1) The decrease in segment assets since December 31, 1998 was due largely to a reduction in trade accounts receivable from the higher sales in the fourth quarter of 1998. Collections of accounts receivable were then used to payoff the Note payable to bank and pay other accrued liabilities.

(2) The decrease in segment assets since December 31, 1998 was due largely to a reduction in trade accounts receivable and lower inventories offset somewhat by the investment in NeoMedia Technologies, Inc.(see Note H to the Financial Statements).

NOTE G - Line of Credit
During the first quarter of 1999, the Company and its financial institution renegotiated the Company's existing line of credit from $50 million to $25 million, to more appropriately reflect the Company's needs. Any amounts borrowed under this agreement are payable on demand and bear interest at one percent (1.0%) per annum in excess of the London Interbank Offering Rate.

NOTE H - Advances to NeoMedia Technologies, Inc.("NeoMedia")
As of the end of the second quarter of 1999, the Company had made advances of $2 million to NeoMedia as part of a joint agreement to bundle NeoMedia's NeoLink software with the Cross NetPen. NetPen is a pen-based scanning application that will scan and store specifically coded data found in a variety of print media. The NetPen, bundled with the NeoLink software, will form an information retrieval system to quickly download previously scanned web sites directly to a personal computer without the need for search engines or complex Uniform Resource Locators (URLs). These advances bear interest at one percent (1.0%) per year compounded annually. The advances made are convertible into NeoMedia common stock at an exercise price of four dollars per share: $1 million convertible on or before February 18, 2000 and $1 million convertible on or before June 2, 2000. As additional consideration for the advances, NeoMedia issued to the Company warrants to purchase 200,000 shares of NeoMedia common stock exercisable for a period of five years following February 18, 1999. These advances are recorded in Other Current Assets.

NOTE I - Subsequent Events
On July 14, 1999, the Company completed the acquisition of selected assets of C&J Jewelry Company, Inc. ("C&J"). The acquired assets will be primarily utilized for the manufacture of writing instruments for a well known luxury goods retailer. The acquisition is part of a strategy to leverage the Company's core manufacturing capabilities as an Original Equipment Manufacturer of writing instruments. The purchase price of $5.2 million is comprised of $2.8 million of C&J indebtedness assumed by the Company and approximately 381,000 shares of the Company's Class A common stock. Of these, approximately 349,000 shares are to be held in escrow until certain restrictions over the next 12 and 24 months lapse. It is expected that this business will contribute to revenue and profits in the third quarter although it will not be material to 1999's results.

Due to the continued and significant losses by PCG, on July 22, 1999, the board of directors authorized a review of strategic alternatives for the CrossPad product line which include outside funding and/or the possible sale or discontinuance of the CrossPad line.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations Second Quarter 1999 Compared to Second Quarter 1998

Net sales for the second quarter ended July 3, 1999 of $26.8 million decreased 22.9% as compared to the second quarter of 1998. Total writing instrument net sales for the quarter were $25.8 million, down 9.5% from the prior year. Domestic writing instrument net sales of $12.8 million were 13.9% lower than the prior year while foreign writing instrument net sales of $13.0 million declined 4.8% as compared to second quarter of 1998. Sales by the Pen Computing Group ("PCG") during the second quarter of 1999 were $928,000, a decrease of 84.7% compared to the second quarter of 1998. Timepiece revenues were $37,000 in the quarter, a decrease of 72.2% compared to the same period last year.

The decline in domestic writing instrument sales was due to continued weakness in the overall U.S. writing instrument market. The Company's Retail Sales Division reported lower sales in the office supply and catalog showroom accounts as an office supply customer has been actively reducing its inventory levels as part of a change to its distribution methods. In addition, another customer, having financial difficulties, significantly reduced its purchases in the second quarter of 1999 as compared to the same period of 1998. Sales by the Company's Special Markets Division, i.e., sales of personalized products to corporate accounts, were lower than the prior year due to the fact that there are now a number of competitive gift alternatives to chose from besides writing instruments with which to recognize and motivate employees.
In an effort to stabilize the U.S. writing instrument business over the second half of the year, new product development efforts are continuing. In addition, a new marketing support initiative was recently implemented that placed, as a test, Cross product kiosks in five U.S. shopping malls to increase awareness of Cross products. These staffed kiosks have the full line of Cross products on display.

The decrease in international sales in the second quarter of 1999 was due, in part, to generally weaker economic conditions in Europe. In addition, the stronger U.S. dollar resulted in lower reported results during the quarter. Sales in Latin America were 39% lower than last year's sales. Revenues were adversely impacted by a number of distributor changes in the first half of the year as well as unstable economic conditions in several key markets in the region. Somewhat offsetting the declines in Europe and Latin America was the continuing recovery of Asian markets.

PCG net sales during the second quarter were down approximately 85% from the prior year. We believe retailers have significantly reduced their purchases as they reduce their current inventory levels of CrossPads and CrossPadXPs. To help stimulate sales through the channel, the Company offered a mail-in rebate promotion during the quarter.

The gross profit margins for the second quarter of 1999 were 38.2%, down from 48.8% for the comparable period last year. The decline in margins was largely attributable to the PCG segment which generated a negative gross margin in the second quarter. Included in the 1999 second quarter's results for PCG were the effects of higher inventory reserves established for CrossPad and CrossPadXP. Writing instrument margins in the 1999 second quarter were lower than the same period last year primarily due to the effect of relatively fixed manufacturing costs on the lower sales volume.

Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 were 14.6% higher than last year. This increase was primarily due to higher PCG SG&A expenditures as a mail-in rebate promotion was offered to consumers during the quarter to reduce channel inventory at the retail level. Writing instrument SG&A was up slightly over the prior year second quarter as expenditures were made to support the test placement of the five mall kiosks and the development of the Cross web site to allow for full e-commerce capability.

Research and development ("R&D") expenses were less than 1998's second quarter by 33.1%, due to significantly lower R&D expenditures for the development of PCG products this year.

Interest and other income for the second quarter of 1999 were significantly below the same period last year due to lower average levels of invested funds, somewhat lower average interest rates and the effect of timing of other income items.

The Company recorded an income tax benefit of 26.0% on the loss from continuing operations in the second quarter of 1999 as compared to the 1998 second quarter income tax rate of 32.0%. This change was due, in part, to a shift in the mix of domestic and foreign sourced income.

Due to the continued and significant losses by PCG, on July 22, 1999, the board of directors authorized a review of strategic alternatives for the CrossPad product line which include outside funding and/or the possible sale or discontinuance of the CrossPad line. The Company expects that PCG's 1999 revenues will be substantially less than 1998 revenues and its 1999 operating loss will be significantly greater than the prior year's loss.

Results of Operations Twenty Six Weeks Ended July 3, 1999 Compared to Six Months ended June 30, 1998

Net sales for the twenty six week period ended July 3, 1999 were $55.3 million, or 16.5% lower than the six month period in 1998. Total writing instrument net sales of $53.0 million were 7.2% lower than last year.
Domestic writing instrument net sales of $24.8 million for the twenty six weeks were down 13.7% from the comparable period last year and foreign writing instrument net sales of $28.2 million were down 0.6% from 1998. Sales of PCG products were $2.0 million through July 3, 1999, a decrease of 76.9% from the $8.7 million for the 1998 comparable period. Timepiece revenues were $225,000 through the July 3, 1999 period, a decrease of 32.0% from the sales of $331,000 during the comparable period last year.

Domestic writing instrument net sales remained below last year's levels as both Retail and Special Markets Divisions reported lower sales than a year ago. The Retail Division's sales through the catalog showroom and mass market accounts declined sharply from the prior year. For additional details see the discussion in the Results of Operations Second Quarter 1999 Compared to Second Quarter 1998.

Internationally, year-to-date sales to the Company's Asian markets increased from the prior year by 45.1% as the economic and fiscal conditions in these markets continue to recover. Offsetting the increase in Asia were lower sales results in Latin America due to a number of distributor changes that took place during the year and the effect of unstable economies in several key markets. Sales were lower than the prior year in Europe due to generally weaker economic conditions and to the adverse effects of a somewhat stronger U.S. dollar.

PCG's net sales were lower than last year by approximately 77% for the six months ended July 3, 1999, as the Company lowered the price of CrossPad and CrossPadXPs in the first quarter of 1999 and issued rebates to dealers. In addition, we believe that retailers have significantly reduced their purchases as they reduce their inventory levels of CrossPads and CrossPadXPs.

Gross profit margins for the first half of 1999 were 40.1%, down 7.2 percentage points from the same period in 1998. The decline in margin was entirely attributable to the PCG segment which generated a negative margin for the period ended July 3, 1999. Included in the year-to-date PCG results were the effects of inventory reserves established for CrossPad and CrossPadXP and the effect of rebates offered to dealers to lower the selling price of CrossPad products to consumers. Writing instrument margins in the period improved over the same period last year primarily due to lower unit costs as a result of the cost reduction programs put in place, offset somewhat by the effect of fixed manufacturing expenses on the lower sales volume.

SG&A expenses for the first half of 1999 were 5.7% higher than the same period for 1998. SG&A expenses for writing instruments were 2.3% less than the prior year as the strict cost controls put in place were partially offset by spending on the new marketing initiatives. Through July 3, 1999, SG&A expenses for PCG and Timepieces were $7.2 million and $340,000, respectively, as compared to $4.4 million and $820,000, respectively, in the same period last year. The PCG SG&A increase in 1999 as compared to the same period of 1998 was largely due to the effect of the rebate promotions.

R&D expenses of $1.3 million were lower than last year by 39.4% due to the lower R&D expenditures for the development of PCG products this year. Writing instrument R&D expenditures were slightly below last year's levels for the first six months of 1999. The Company expects R&D expenditures to be lower this year than in 1998.

Interest and other income decreased 35.2% for the first half of 1999 due, in part, to lower interest income as average investable funds and the average interest rate were lower than the same period of the prior year.

The Company recorded an income tax benefit of 26.0% on the loss from continuing operations for the period ended July 3, 1999, as compared to the period ended June 30, 1998 income tax benefit of 32.0%. This change was due, in part, to a shift in the mix of domestic and foreign sourced income.

Due to the continued and significant losses by PCG, on July 22, 1999, the board of directors authorized a review of strategic alternatives for the CrossPad product line which include outside funding and/or the possible sale or discontinuance of the CrossPad line. The Company expects that PCG's 1999 revenues will be substantially less than 1998 revenues and its 1999 operating loss will be significantly greater than the prior year's loss.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") decreased $8.8 million from December 31, 1998 to $35.7 million at July 3, 1999. Cash available for domestic operations approximated $2.3 million while cash held off-shore approximated $33.4 million at July 3, 1999. While it is not the Company's current intention to do so, if the Company ever determines that the cash held offshore was not necessary for international operations, it may repatriate some or all of such cash for use in domestic operations. However, repatriated offshore funds would be subject to additional federal and state income taxes.

Accounts receivable decreased since the end of 1998 by $17.5 million to $17.1 million primarily due to cash that was collected in January 1999 from customers who took advantage of the Company's 1998 extended dating program that allowed domestic customers to defer payments on certain 1998 purchases. This program was similar to extended dating programs that have been offered in past years.

The Company currently has available a $25 million line of credit with a bank which provides an additional source of working capital on a short-term basis. At July 3, 1999 there were no outstanding amounts under this line.

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating and working capital needs and to complete the acquisition of selected assets of C&J Jewelry Company, Inc. (see Note I to the Financial Statements). The Company eliminated its quarterly cash dividend on common stock as of December 8, 1998.

New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

Year 2000 Compliance

The Year 2000 issue refers to a condition where computer programs were written so that when reading a date entered as a two digit year, i.e., "00", they could not distinguish between the year 1900 and the year 2000. If not corrected, this problem could lead to system failures or miscalculations, possibly causing disruptions of business processes.

The Company started to address this problem early in 1997 when it formed a cross-functional team to manage the Company's compliance process. One of the first tasks undertaken was to identify and inventory information technology and non-information technology systems and hardware that would need to be replaced or upgraded. Since then, the Company has been modifying and upgrading significant portions of its software and hardware so that it will function properly in the year 2000. Substantially all of the Company's business applications have been remediated and are believed to be year 2000 compliant; most of the remaining systems are planned to be in compliance by the end of the third quarter of 1999, with the remaining, less significant systems planned to be in compliance by year end. The Company is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance and engaged the services of an independent consulting firm to review the Company's Year 2000 remediation plan. Testing of the modified systems has been ongoing as non-compliant systems are replaced or upgraded. Substantial testing of critical business applications began in the fourth quarter of 1998 and will continue throughout all of 1999.

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

The Company has also been sending written correspondence to its primary vendors and key customers to inquire about their plans to address Year 2000 compliance. There can be no assurances, however, that the systems of the Company's primary vendors and key customers will also be converted in a timely manner or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. The most reasonably likely worst case scenario is that a short-term disruption will occur with a small number of customers or suppliers. Contingency plans have been developed and are being implemented to ensure that certain key materials will be available. While the Company's contingency plans address certain broad supplier issues, such as electrical supply, the Company is dependent on the infrastructures within all the countries in which it has operations; therefore, the failure of these infrastructures could adversely affect the Company's operations.

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


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting on April 22, 1999 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

     a.  Number of Directors

     The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 12,442,118 Class A shares in favor, 245,108 against, 56,354 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

     b.  Election of Directors

     The following directors were elected by the Class A shareholders:


                                         For           Withheld
              Terrence Murray         12,421,193        322,387
              James C. Tappan         12,424,894        318,686
              Andries van Dam         12,418,312        325,268

     The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

                             Bradford R. Boss
                             Russell A. Boss
                             John E. Buckley
                             Bernard V. Buonanno, Jr.
                             H. Frederick Krimendahl II
                             Edwin G. Torrance


     c.  Appointment of Independent Auditors

     A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending January 1 , 2000 was approved by the unanimous vote of 1,804,800 Class B shares.


ITEM 5.  OTHER INFORMATION

On April 22, 1999, Russell A. Boss, President and C.E.O. of A.T. Cross Company, announced his plan to retire from the position of President and C.E.O. The Board of Directors has formed a search committee to appoint a successor. Mr. Boss will remain President and C.E.O. of the Company until such time as a successor is appointed. Furthermore, Mr. Boss is a member of the search committee and intends to remain a Director of the Company after his retirement.


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

                                    A. T. CROSS COMPANY



Date: August 13, 1999               By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date: August 13, 1999               By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer