Form 10-Q
period 1999-10-02
CROSS A T CO
filed 1999-11-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  October 2, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 2, 1999:

                   Class A common stock - 15,232,166 shares

                   Class B common stock -  1,804,800 shares


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     A. T. CROSS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 October 2,    December 31,
                                                    1999           1998
                                                 (Unaudited)
ASSETS                                             (Thousands of Dollars)
CURRENT ASSETS
  Cash and Cash Equivalents                       $ 12,918       $ 22,781
  Short-Term Investments                            21,970         21,717
  Accounts Receivable                               23,862         34,274
  Inventories:
    Finished Goods                                   6,151          7,521
    Work in Process                                  5,833          5,646
    Raw Material                                     9,379          6,662
                                                    21,363         19,829
  Other Current Assets                              11,988          7,283
     TOTAL CURRENT ASSETS                           92,101        105,884

PROPERTY, PLANT AND EQUIPMENT                      121,266        115,343
  Less Allowances for Depreciation                  82,942         76,719
                                                    38,324         38,624
INTANGIBLES AND OTHER ASSETS                        16,289         11,829
TOTAL ASSETS                                      $146,714       $156,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Note Payable to Bank                            $  8,300       $  6,000
  Accounts Payable, Accrued Expenses and
    Other Liabilities                               22,286         27,417
  Accrued Compensation and Related Taxes             2,729          2,746
  Contributions Payable to Employee Benefit Plans   10,272         10,096
     TOTAL CURRENT LIABILITIES                      43,587         46,259

ACCRUED WARRANTY COSTS                               5,821          5,821
SHAREHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share:
  Class A, Authorized 40,000,000 Shares;
   15,843,232 Shares Issued and 15,232,166
   Shares Outstanding at October 2, 1999 and
   15,344,162 Shares Issued and 14,743,096
   Shares Outstanding at December 31, 1998          15,843         15,344
  Class B, Authorized 4,000,000 Shares;
   1,804,800 Shares Issued and Outstanding
   at October 2, 1999 and December 31, 1998          1,805          1,805
  Additional Paid-In Capital                        14,848         12,433
  Unearned Compensation on Restricted Stock           (442)             0
  Retained Earnings                                 73,838         84,087
  Accumulated Other Comprehensive Income (Loss)        441           (446)
                                                   106,333        113,223
  Treasury Stock, at Cost                           (9,027)        (8,966)
     TOTAL SHAREHOLDERS' EQUITY                     97,306        104,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $146,714       $156,337

See notes to condensed consolidated financial statements.


                     A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              13 Weeks    3 Months     39 Weeks    9 Months
                                Ended       Ended        Ended       Ended
                             October 2, September 30, October 2, September 30,
                                1999        1998         1999        1998
                               (Thousands of Dollars Except Per Share Data)
Net Sales                        $30,895    $33,429    $85,951    $99,316
Cost of Goods Sold                17,281     18,740     50,290     53,451
Gross Profit                      13,614     14,689     35,661     45,865

Selling, General and
 Administrative Expenses          14,316     18,153     46,556     48,157
Research and Development Expenses  1,114      1,146      2,463      3,372
Service and Distribution Costs       661        805      2,497      2,433
Operating Loss                    (2,477)    (5,415)   (15,855)    (8,097)

Interest and Other Income            493        679      1,406      2,090

Loss from Continuing Operations
 Before Income Taxes              (1,984)    (4,736)   (14,449)    (6,007)
Income Tax Benefit                  (516)    (1,515)    (3,757)    (1,922)

Loss from Continuing Operations   (1,468)    (3,221)   (10,692)    (4,085)
Income (Loss) from Discontinued
 Operations (Net of Income Taxes)   (903)    (1,196)       443          5
Net Loss                         $(2,371)   $(4,417)  $(10,249)   $(4,080)

Basic and Diluted Earnings
 (Loss) Per Share:
  Continuing Operations          $ (0.10)   $ (0.20)   $ (0.65)   $ (0.25)
  Discontinued Operations          (0.05)     (0.07)      0.03       0.00
Net Loss Per Share               $ (0.15)   $ (0.27)   $ (0.62)   $ (0.25)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings
 Per Share                        16,655     16,548     16,622     16,530
Effect of Dilutive Securities:
   Employee Stock Options           - (A)      - (A)      - (A)      - (A)
Denominator for Diluted Earnings
 Per Share                        16,655     16,548     16,622     16,530

Dividends Declared Per Share     $  0.00    $  0.08    $  0.00    $  0.16

(A)  No incremental shares are included due to the net loss.


See notes to condensed consolidated financial statements.


                     A. T. CROSS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                            39 Weeks Ended    9 Months Ended
                                           October 2, 1999  September 30, 1998
                                                  (Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities:
  Net Cash Used In Continuing Operations         $(9,287)      $(2,895)
  Net Cash Provided By (Used In)
    Discontinued Operations                        1,407          (180)
    Net Cash Used In Operating Activities         (7,880)       (3,075)

Investing Activities:
  Additions to Property, Plant and Equipment      (6,010)       (4,113)
  Purchase of Short-Term Investments             (10,289)      (14,694)
  Sale or Maturity of Short-Term Investments      10,036        14,466
    Net Cash Used In Investing Activities         (6,263)       (4,341)

Financing Activities:
  Cash Dividends Paid                                  0        (3,967)
  Proceeds from Bank Borrowings                   10,300         7,000
  Repayment of Bank Borrowings                    (8,000)       (2,000)
  Other                                            2,222           497
    Net Cash Provided By Financing Activities      4,522         1,530

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                         (242)          109

Decrease in Cash and Cash Equivalents             (9,863)       (5,777)

Cash and Cash Equivalents at Beginning of Period  22,781        25,801

Cash and Cash Equivalents at End of Period       $12,918       $20,024


See notes to condensed consolidated financial statements.



                     A. T. CROSS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 2, 1999

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 2, 1999, are not necessarily indicative of the results that may be expected for the full year ending January 1, 2000. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - Change of Accounting Periods
To facilitate the implementation of a standardized worldwide reporting system, as of January 1, 1999 the Company changed from a calendar quarter and year end closing schedule to a 4-4-5 week quarter-end close and a 52/53 week fiscal close. This change did not have a material impact on sales or results of operations in the third quarter and first nine months of 1999 as compared to the third quarter and first nine months of 1998.

NOTE C - Discontinued Operations:

Timepieces
During the third quarter of 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with SBIamerica for the worldwide distribution of the Cross brand of timepieces. The following table sets forth summary information relating to timepieces, (in thousands).

                              13 Weeks    3 Months     39 Weeks    9 Months
                                Ended       Ended        Ended       Ended
                             October 2, September 30, October 2, September 30,
                                1999        1998         1999        1998

Net Sales                       $(211)    $   422     $    14     $   754
Costs and Expenses                760       2,181       1,187       3,178
Operating Loss Before Taxes      (971)     (1,759)     (1,173)     (2,424)
Income Tax Benefit Related
  to Operations                  (253)       (563)       (305)       (776)
Operating Loss                   (718)     (1,196)       (868)     (1,648)

Loss on Disposal Before
 Income Taxes                    (250)          0        (250)          0
Income Tax Benefit Related
 to Loss on Disposal              (65)          0         (65)          0
Loss on Disposal                 (185)          0        (185)          0

Loss From Discontinued
 Operations                     $(903)    $(1,196)    $(1,053)    $(1,648)

Manetti-Farrow, Inc.
In the first quarter of 1999, the Company recorded after-tax income from discontinued operations of $1,496,000. The Company reached a settlement in 1998 with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued subsidiary, Manetti-Farrow, Inc., which payments continued into 1999.

In the second quarter of 1998, the Company recorded after-tax income from discontinued operations of $1,653,000. The Company reached a settlement with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued subsidiary, Manetti-Farrow, Inc. After taxes and after expenses the settlement was approximately $1,116,000. In addition, the Company recorded after-tax income of approximately $537,000 in the quarter in connection with the final liquidation and disposition of Manetti-Farrow's remaining net assets.

NOTE D - Comprehensive Income (Loss)
Comprehensive income (loss) for the third quarter and first nine months of 1999 and 1998 follows:
                              13 Weeks    3 Months     39 Weeks    9 Months
                                Ended       Ended        Ended       Ended
                             October 2, September 30, October 2, September 30,
                                1999        1998         1999        1998

Net Loss                       $(2,371)    $(4,417)    $(10,249)    $(4,080)
Other Comprehensive
   Income (Loss):
 Foreign Currency Translation
      Adjustment                   406         194          (89)        120
 Unrealized Gain on Investment,
      (Net of Tax)                 976           0          976           0
Comprehensive Loss             $  (989)    $(4,223)    $ (9,362)    $(3,960)

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

NOTE F - Segment Information
The timepiece segment was discontinued during the third quarter of 1999 (see Note C to the Financial Statements). The Company now has two reportable segments: quality writing instruments and pen-based computing products. The Company evaluates segment performance based upon profit or loss from continuing operations before income taxes. For further information, refer to footnotes A and G included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Below is the segment information for the Company for the third quarter and year-to-date periods ended October 2, 1999 and September 30, 1998:
                              13 Weeks    3 Months     39 Weeks    9 Months
                                Ended       Ended        Ended       Ended
                             October 2, September 30, October 2, September 30,
                                1999        1998         1999        1998
Revenues from External
 Customers:
Quality Writing Instruments   $ 30,191     $ 26,279     $ 83,240    $ 83,469
Pen-Based Computing Products       704        7,150        2,711      15,847
Total                         $ 30,895     $ 33,429     $ 85,951    $ 99,316

Segment Profit (Loss):
Quality Writing Instruments   $  2,081     $ (2,437)    $  2,124    $   (720)
Pen-Based Computing Products    (4,065)      (2,299)     (16,573)     (5,287)
Total                         $ (1,984)    $ (4,736)    $(14,449)   $ (6,007)

Segment Assets:
Pen-Based Computing Products                            $ 12,100 (1)

(1) The $2.3 million decrease in Pen Computing Group ("PCG") segment assets since December 31, 1998 was due largely to a reduction in trade accounts receivable and lower inventories offset somewhat by the investment in NeoMedia Technologies, Inc.(see Note H to the Financial Statements).

NOTE G - Line of Credit
During the first quarter of 1999, the Company and its financial institution renegotiated the Company's existing line of credit from $50 million to $25 million, to more appropriately reflect the Company's needs. Any amounts borrowed under this agreement are payable on demand and bear interest at one percent (1.0%) per annum in excess of the London Interbank Offering Rate.

NOTE H - Investment in NeoMedia Technologies, Inc.("NeoMedia")
In the second quarter of 1999, the Company entered into an Agreement with NeoMedia Technologies, Inc. pursuant to which Cross has the exclusive right, in certain market segments, to bundle and sell NeoMedia's NeoLink software with the Cross NetPen. NetPen is a pen-based scanning application that will scan and store specifically coded data found in a variety of print media. The NetPen, bundled with the NeoLink software, will form an information retrieval system to quickly download previously scanned web sites directly to a personal computer without the need for search engines or complex Uniform Resource Locators (URLs). Pursuant to the Agreement with NeoMedia, Cross agreed to advance $2 million to NeoMedia in exchange for a convertible promissory note. Pursuant to the terms of the promissory note, the Company had the option to convert the note into shares of NeoMedia common stock. During the third quarter of 1999, the Company converted the $2 million promissory note into approximately 500,000 shares of NeoMedia common stock at the agreed upon conversion price of four dollars per share. The Company is holding these shares as available for sale and has recorded them in Other Current Assets.
At October 2, 1999, the market value of these securities was approximately $3.5 million. The unrealized gain on this investment has been recorded, net of tax, as part of Accumulated Other Comprehensive Income(Loss). As additional consideration, NeoMedia issued to the Company warrants to purchase 200,000 shares of NeoMedia common stock, at prices ranging from $5 to $7 per share, exercisable for a period of five years following February 18, 1999.

NOTE I - Acquisition of Selected Assets of C&J Jewelry
During the third quarter of 1999, the Company completed the acquisition of selected assets of C&J Jewelry Company, Inc. ("C&J"). The acquired assets will be primarily utilized for the manufacture of writing instruments for a well known luxury goods retailer. The acquisition is part of a strategy to leverage the Company's core manufacturing capabilities as an Original Equipment Manufacturer of writing instruments. In consideration, the Company assumed $2.8 million of C&J indebtedness and issued approximately 381,000 shares of the Company's Class A common stock. Of these, approximately 349,000 shares are to be held in escrow over the next 12 and 24 months until certain restrictions lapse. The excess of the purchase price (approximately $4.5 million) over the fair value of the assets acquired (approximately $600,000, consisting primarily of inventory and fixed assets) will be amortized on a straight line basis over a 20 year period.

The results of this business are not material to the Company's 1999 consolidated results of operations, and accordingly, pro forma data has been omitted.

NOTE J - Subsequent Events
Due to the continued and significant losses by PCG, the board of directors authorized a review of strategic alternatives for the CrossPad product line which could include outside funding and/or the possible sale or discontinuance of the CrossPad line. On October 21, 1999, the board of directors decided that the Company's future role in the pen computing business should be that of a contract manufacturer. The Company is selectively pursuing such opportunities, including contract manufacturing for the CrossPad line.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

During the third quarter of 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with SBIamerica for the worldwide distribution of the Cross brand of timepieces.

The operating results of the Pen Computing Group were negatively impacted by the change in strategic focus for the CrossPad product line as well as pricing actions taken on the product during the third quarter (see Note J to the Financial Statements). Due to the continued and significant losses by PCG, on July 22, 1999, the board of directors authorized a review of strategic alternatives for the CrossPad product line. On October 21, 1999 the board decided that the Company's future role in the pen computing business should be that of a contract manufacturer. If this strategy proves successful, Cross would use its expanded manufacturing competencies to produce pen-based electronic products at a profit while leaving the business-to-business and consumer marketing and sales to others. The Company expects that PCG's 1999 revenues will be significantly less than 1998 revenues and its 1999 operating loss will be significantly greater than the prior year's loss.

Results of Operations Third Quarter 1999 Compared to Third Quarter 1998

Net sales for the third quarter ended October 2, 1999 of $30.9 million decreased 7.6% compared to the third quarter of 1998. Total writing instrument net sales for the quarter were $30.2 million, up 14.9% from the prior year. Domestic writing instrument net sales were $16.2 million or 17.0% higher than the prior year and foreign writing instrument net sales of $14.0 million increased 12.5% as compared to third quarter of 1998. Net sales by PCG during the third quarter of 1999 were $704,000, a decrease of 90.2% compared to the third quarter of 1998.

The higher domestic writing instrument sales was due to an increase in the Retail Division's sales. In addition, the Company began manufacturing and shipping writing instrument products for third parties as an Original Equipment Manufacturer ("OEM") in the quarter as part of its efforts to leverage its core manufacturing capabilities. Sales by the Company's Special Markets Division, i.e., sales of personalized products to corporate accounts, were 5.6% lower than the prior year's quarter due, in part, to the increased popularity of competitive gift alternatives available with which to recognize and motivate employees.

The increase in international sales during the third quarter of 1999 was due largely to the 96.3% sales increase in Asia as this region continues to recover from poor economic conditions. Sales in Canada and Latin America were higher in the third quarter of 1999 as compared to the same period last year, offset by a sales decline in Europe, the Middle East and Africa which continue to suffer from generally weaker economic conditions and a stronger U.S. dollar.

PCG net sales during the third quarter were down approximately 90% from the prior year due to a significant reduction in volume and pricing actions taken by the Company (see Recent Developments).

Gross profit margins for the third quarter of 1999 were 44.1%, up 0.2 percentage points from the 43.9% for the comparable period last year. The increase was largely attributable to higher writing instruments margins. This improvement in writing instrument margins was due, in part, to lower unit cost of sales, and the favorable effect of fixed manufacturing costs on the increased sales volume. The increase in writing instrument margins was almost entirely offset by the results of the PCG segment which generated a negative gross margin in the third quarter. Included in the 1999 third quarter's results for PCG was the unfavorable effect of relatively fixed expenses on the significantly lower sales volume.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 were 21.1% lower than last year. This decrease was primarily due to lower expenditures for PCG as the Company reviewed its strategic alternatives for the CrossPad product line. Writing instrument SG&A was 9.0% lower than the prior year's third quarter due to continuing cost control measures.

Research and development ("R&D") expenses were less than 1998's third quarter by 2.8%, due entirely to lower R&D expenditures for the development of PCG products this year (see Recent Developments).

Interest and other income for the third quarter of 1999 was 27.4% less than the comparable period last year primarily due to lower average levels of invested funds and somewhat lower average interest rates.

The Company recorded an income tax benefit of 26.0% on the loss from continuing operations in the third quarter of 1999 as compared to the 1998 third quarter income tax benefit of 32.0%. This change was due, in part, to a shift in the mix of domestic and foreign results.


Results of Operations Thirty Nine Weeks Ended October 2, 1999 Compared to Nine Months Ended September 30, 1998

Net sales for the thirty nine week period ended October 2, 1999 were $86.0 million, or 13.5% lower than the nine month period in 1998. Total writing instrument net sales of $83.2 million were 0.3% lower than the comparable period last year. Domestic writing instrument net sales of $41.0 million for the thirty nine weeks were down 3.8% from the comparable period last year and foreign writing instrument net sales of $42.2 million were 3.4% above 1998. Sales of PCG products were $2.7 million through October 2, 1999, a decrease of 82.9% from the $15.8 million for the comparable 1998 period.

Domestic writing instrument sales remained below last year's levels largely due to a 17.4% decrease in sales by the Special Market's Division.

Internationally, year-to-date sales to the Company's Asian markets increased from the prior year by approximately 57% as the economic and fiscal conditions in these markets continue to recover. Offsetting the increase in Asia were lower sales in Latin America caused by a number of distributor changes that took place during the year and the effect of unstable economies in several key markets. In Europe, sales were lower than the prior year due to generally weaker economic conditions and the adverse effects of a somewhat stronger U.S. dollar.

PCG's net sales for the thirty nine weeks ended October 2, 1999 were lower than last year by approximately 83% due to a significant reduction in volume and pricing actions taken by the Company (see Recent Developments).

Gross profit margins for the first three quarters of 1999 were 41.5%, down 4.7 percentage points from the same period in 1998. The decline in margin was entirely attributable to the PCG segment which generated a negative gross margin for the period ended October 2, 1999. Included in the year-to-date PCG results were the effects of inventory reserves established for CrossPad and CrossPadXP and the effect of rebates offered to dealers in order to lower the selling price of CrossPad products to consumers. Writing instrument margins for the period improved over the comparable period last year primarily due to lower unit costs, a result of the continuing cost reduction programs.

SG&A expenses for the year to date October 2, 1999 period were 3.3% lower than the same period for 1998. SG&A expenses for writing instruments were 4.6% less than the prior year due to continuing cost controls. Through October 2, 1999, SG&A expenses for PCG were 2.8% higher as compared to 1998, due, in part, to a mail in rebate promotion.

R&D expenses of $2.5 million were lower than last year by 27.0% as a result of decreased R&D expenditures for the development of PCG products this year. Writing instrument R&D expenditures were 1.5% below last year's levels for the nine months ended October 2, 1999. The Company expects 1999 R&D expenditures to be lower than in 1998 (see Recent Developments).

Interest and other income decreased 32.7% for the first three quarters of 1999 largely due to lower interest income as average investable funds and the average interest rate were lower than the same period of the prior year.

The Company recorded an income tax benefit of 26% on the loss from continuing operations for the period ended October 2, 1999, as compared to the period ended September 30, 1998 income tax benefit of 32%. This change was due, in part, to a shift in the mix of domestic and foreign results.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") decreased $9.6 million from December 31, 1998 to $34.9 million at October 2, 1999. Cash available for domestic operations approximated $2.3 million while cash held off-shore approximated $32.6 million at October 2, 1999. While it is not the Company's current intention to do so, if the Company ever determines that the cash held offshore was not necessary for international operations, it may repatriate some or all of such cash for use in domestic operations. However, repatriated offshore funds would be subject to additional federal and state income taxes.

Accounts receivable decreased since the end of 1998 by $10.4 million to $23.9 million primarily due to cash that was collected in January 1999 from customers who took advantage of the Company's 1998 extended dating program that allowed domestic customers to defer payments on certain 1998 purchases. This program was similar to extended dating programs that have been offered in past years.

The Company currently has available a $25 million line of credit with a bank which provides an additional source of working capital on a short-term basis (see Note G to the Financial Statements). At October 2, 1999, there was $8.3 million outstanding under this line. In conjunction with the acquisition of selected assets of C&J Jewelry Company, Inc. (see Note I to the Financial Statements) the Company assumed $2.8 million in debt under the line of credit.

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating and working capital needs. The Company eliminated its quarterly cash dividend on common stock as of December 8, 1998.

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

The Company started to address this problem early in 1997 when it formed a cross-functional team to manage the Company's compliance process. One of the first tasks undertaken was to identify and inventory information technology and non-information technology systems and hardware that would need to be replaced or upgraded. Since then, the Company has been modifying and upgrading significant portions of its software and hardware so that it will function properly in the year 2000. Substantially all of the Company's business applications have been remediated and are believed to be Year 2000 compliant. The Company is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance and engaged the services of an independent consulting firm to review the Company's Year 2000 remediation plan. Testing of the modified systems has been ongoing as non-compliant systems are replaced or upgraded. Testing of critical business applications has been completed.

The cost of the Company's Year 2000 compliance program is currently estimated to be approximately $1.3 million, of which approximately $500,000 was spent in fiscal year 1998 and approximately $800,000 is planned for fiscal year 1999. These remediation costs are being funded through current operating cash flows and are not material to the Company's operating results. The Company has not deferred any information technology projects to address the Year 2000 issue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included therein.


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 22, 1999, Russell A. Boss, President and C.E.O. of A.T. Cross Company, announced his plan to retire from the position of President and C.E.O. The Board of Directors formed a search committee, of which Mr. Boss was a member, to appoint a successor. On November 8, 1999, the Company announced that David G. Whalen will join the Company as President and Chief Executive Officer. Mr. Whalen was most recently President-North America of Ray-Ban Sun Optics, a division of Luxottica Group s.p.a. He will join the Company on November 15, 1999. At that time, Russell A. Boss will assume the position of Chairman of the Board and Bradford R. Boss will become Chairman Emeritus. Upon his arrival, Mr. Whalen will also join Cross' Board of Directors, and Mr. Andries van Dam will resign from the board. Mr. van Dam will continue to provide advice and consultation on the Company's efforts in pen computing.

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

                                    A. T. CROSS COMPANY



Date:  November 12, 1999            By: JOHN E. BUCKLEY
                                    John E. Buckley
                                    Executive Vice President
                                    Chief Operating Officer


Date:  November 12, 1999            By: JOHN T. RUGGIERI
                                    John T. Ruggieri
                                    Senior Vice President
                                    Chief Financial Officer