Form 10-K
period 2000-01-01
CROSS A T CO
filed 2000-03-23
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2000 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission File Number 1-6720 A. T. CROSS COMPANY (Exact name of registrant as specified in its charter)
Rhode Island (State or other jurisdiction of incorporation or organization)	05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)	02865 (Zip Code)
Registrant's telephone number, including area code (401) 333-1200
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered:
Class A Common Stock ($1 Par Value)	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2000, computed by reference to the closing price on the American Stock Exchange on such date:
Class A common stock - Class B common stock -	$ 66,168,000 $ 0
(For this purpose all directors have been treated as affiliates)
The number of shares outstanding of each of the registrants classes of common stock as of February 25, 2000:
Class A common stock - Class B common stock -	15,260,036 shares &NBSP;1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the 52 weeks ended January 1, 2000 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Parts I and III.

PART I
Item 1.	BUSINESS

Business:
A.T. Cross Company (the "registrant" or the "Company") has two reportable business segments: high quality writing instruments and pen-based computing products. For certain financial information with respect to these segments, see Note G to the registrant's financial statements included in the annual report to shareholders for the 52 weeks ended January 1, 2000 (filed herewith as Exhibit 13 and hereinafter referred to as the "1999 Annual Report"), which note to such financial statements is hereby incorporated by reference.

The registrant manufactures fine writing instruments, consisting of ball-point and fountain pens, Selectip rolling ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and ball-point refills. The registrant's writing instruments are offered in a variety of styles and materials. The registrant also markets certain writing instrument accessories. The registrant continues to be a leader in the United States in fine writing instruments priced from approximately $10 to $50. Products in this price range include Classic Century, Radiance, Solo, Morph and selected Century II ball pens. The Townsend, Pinnacle and Century II lines have given the registrant a presence in the $55 to $400 price range. The registrant emphasizes styling, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure. The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as onyx, marble and wood.

The registrant's writing instrument products are sold throughout the United States by manufacturer's agents or representatives to approximately 6,000 active retail and wholesale accounts. Retail accounts include gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets which purchase in smaller quantities.

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

The registrant's writing instruments, desk sets and accessories are also sold in the United States through the Internet.

Sales of the registrant's writing instrument products outside the United States during 1999 were made by the registrant and by its wholly-owned subsidiaries to foreign distributors and to retailers in Canada, Latin America, Europe, Africa, the Middle East, Asia and Japan.

The registrant also designs and manufactures electronic pen products through its Pen Computing Group ("PCG") primarily in the United States. The Company continues to work with NeoMedia Technologies, Inc., to introduce the Cross NetPen, bundled with NeoMedia's NeoLink software, to link print with the Internet.

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

Raw materials for the production of PCG's products, primarily NetPen, are largely obtained domestically.

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

Patents, Licenses and Trademarks:
The registrant, directly and through its subsidiaries, has certain writing instrument, timepiece and PCG trademark registrations, and pending trademark applications, in the United States and many foreign countries, including but not limited to, its principal trademark "CROSS" and the frustoconical top of its writing instruments. The principal trademark "CROSS" is of fundamental importance to the business. The registrant holds certain United States and foreign writing instrument patents, and/or has filed U.S. and foreign patent applications, covering its desk set units, Townsend series writing instruments, Solo and Radiance series writing instruments, Metropolis series writing instruments, Pinnacle series writing instruments, Morph series writing instruments, fountain pens, mechanical pencil mechanisms, and ball-point pen mechanisms. The registrant also holds certain United States patents, and has filed United States and foreign patent applications, covering certain of its PCG pen-based computer products. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.

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

Working Capital Requirements:
Writing instrument inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic writing instrument customers at certain points during the year, usually September through November. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report incorporated by reference herein for a discussion of the impact on results of operations of this practice.

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

The consumer electronics market for hand-held devices is highly competitive. The PCG division's potential competitors have greater financial and technological resources.

See also the "New Products" and the "Technological Change; Intellectual Property" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report incorporated herein by reference.

Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $2,924,000 in 1999, $4,360,000 in 1998, and $3,367,000 in 1997. For additional discussion of research and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report incorporated herein by reference.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. It is believed that future capital expenditures for environmental control facilities will not be material.

Employees:
The registrant had approximately 1,000 employees at January 1, 2000, of which approximately 300 were employed by international subsidiaries or branches.

International Operations and Export Sales:
Approximately 51% of the registrant's sales in 1999 were in international markets. The registrant's primary international markets are in Europe and Asia. Sales of writing instrument products to international distributors are subject to import duties in many countries although sales by the registrant's wholly-owned manufacturing and distribution facilities in Ireland into European Common Market countries are duty free. The operations of the registrant's international subsidiaries and branches are subject to the effects of currency fluctuations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries prior to the Revenue Reconciliation Act of 1993 (the "1993 Act") generally are not subject to current United States federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States federal and state income taxes. At January 1, 2000, the Company determined that a portion of its undistributed earnings were no longer considered to be invested indefinitely, and as such, income tax expense was provided for in the fourth quarter of fiscal 1999. The 1993 Act added Internal Revenue Code Section 956A which had the effect of subjecting a portion of current foreign earnings (i.e., earnings generated subsequent to the 1993 Act) to United States federal taxation. See Note F to the registrant's financial statements included in the 1999 Annual Report, which note to such financial statements is incorporated herein by reference. See segment information in Note G to the registrant's financial statements included in the 1999 Annual Report, which note to such financial statements is hereby incorporated by reference. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report incorporated herein by reference.

Forward-Looking Statements:
See "Risks and Uncertainties; Forward-Looking Statements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report incorporated herein by reference. Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. In addition to statements in this document that may be construed as forward-looking statements, there may be statements in other documents of the registrant and oral statements by representatives of the registrant to securities analysts or investors that may be construed as forward-looking statements about the business and new products, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to differ materially, including but not limited to the ability of the Company to generate consumer acceptance of various new products recently introduced and/or planned for introduction in the coming months; increases in the cost of, or limitations in the supply of, raw materials; changes in political and economic conditions in the United States and other countries in which the Company operates; interest and currency rate fluctuations; competitive product and pricing pressures; and inflation. These risks are discussed in the section referred to above and incorporated herein by reference.

Executive Officers of the Registrant:
In addition to the nominees, directors and executive officers listed in the "Election of Directors" section of the registrant's definitive proxy statement for the 2000 annual meeting of shareholders, which section is incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):

				Year in Which First Held Office
Name		Age	Title
Joseph F. Eastman		63	Vice President, Human Resources	1981
John T. Ruggieri	(1)	43	Senior Vice President, Treasurer and Chief Financial Officer	1997
Gary S. Simpson	(2)	48	Corporate Controller Chief Accounting Officer	1997
Tina C. Benik		40	Vice President, Legal, General Counsel and Corporate Secretary	1993
Stephen A. Perreault	(3)	52	Vice President, Operations	1995
Joseph V. Bassi	(4)	47	Finance Director	1997
Robin Boss Dorman	(5)	34	Vice President, Marketing and Sales, Americas	2000
Sondra L. Wellmerling	(6)	40	Senior Vice President, Marketing and New Product Development	2000
(1)	Prior to becoming Senior Vice President, Treasurer and Chief Financial Officer in 1997, John T. Ruggieri was Vice President, Corporate Development and Planning, from 1993 to 1997.
(2)	Prior to becoming Corporate Controller in 1997, Gary S. Simpson was the Controller, Lincoln Operations, of the registrant from 1992 to 1997.
(3)

Prior to becoming Vice President, Operations, in 1995, Stephen A. Perreault held various senior executive positions in the jewelry, cosmetics, and gift manufacturing and distribution companies, including Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd., and Avon Products, Inc.

(4)

Prior to becoming Finance Director in 1997, Joseph V. Bassi was the Manager, Financial Planning, of the registrant from 1996 to 1997, and the Manager, Budgeting and Financial Planning of the registrant from 1987 to 1996.

(5)

Prior to becoming Vice President, Marketing and Sales, Americas, in 2000, Robin Boss Dorman was Vice President, Writing Instruments Sales and Marketing, North America, of the registrant from 1999 to 2000 and the Director, Corporate Marketing of the registrant from 1997 to 1999. From 1992 to 1997, Ms. Dorman was Product Manager, Worldwide Writing Instruments of the registrant. Ms. Dorman is the daughter of Russell A. Boss, Chairman of the Board of the registrant and is the niece of Bradford R. Boss, Chairman Emeritus of the registrant.

(6)

Prior to becoming Senior Vice President, Marketing and New Product Development of the registrant in 2000, Sondra L. Wellmerling was Vice President of Global New Products at Bausch & Lomb, Inc. from 1997 to 1999. From 1994 to 1997, Ms. Wellmerling served as the Director of Marketing and Sales Strategy for the Ray Ban ® division of Bausch & Lomb, Inc.

Item 2.	PROPERTIES

The registrant currently owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in its facility in Lincoln, Rhode Island. The registrant's wholly-owned subsidiary, A. T. Cross Limited, owns and operates an approximately 64,000 square foot manufacturing and distribution facility in Ballinasloe, County Galway, Ireland. These facilities, which are well maintained and in good repair, are currently being utilized in either a manufacturing, distribution or administrative capacity for the writing instrument and PCG segments. The productive capacity of these facilities is sufficient to meet the registrant's needs for the foreseeable future.

The registrant's operations in France, the United Kingdom, Spain, Germany, Italy, Japan, Taiwan, Hong Kong, and Miami, all lease their administrative offices and/or warehouse space.

Item 3.	LEGAL PROCEEDINGS

No material legal proceedings are pending by or against the registrant or any of its subsidiaries which would have a material effect upon the registrant's consolidated business and financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See "Market and Dividend Information" in the 1999 Annual Report, which is incorporated by reference herein.

Item 6.	SELECTED FINANCIAL DATA

See "Five-Year Summary" in the 1999 Annual Report, which is incorporated by reference herein.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report, which is incorporated by reference herein.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures about Market Risk" in the 1999 Annual Report, which is incorporated by reference herein.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of its independent auditors thereon, set forth in the 1999 Annual Report, are incorporated by reference herein.

Quarterly Results of Operations (Unaudited) in Note O of the registrant's financial statements included in the 1999 Annual Report are incorporated by reference herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2000 annual meeting of shareholders, which sections are incorporated by reference herein. See also "Item 1. Business - Executive Officers of the Registrant" above.

Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2000 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2000 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" in the registrant's definitive proxy statement for the 2000 annual meeting of shareholders, which section is incorporated by reference herein.

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

	(10.1)	A. T. Cross Company Deferred Compensation Plan (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended December 31, 1994)*
	(10.2)	A. T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994)*
	(10.3)	A. T. Cross Company Restricted Stock Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1995)*
	(10.4)	A. T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended December 31, 1997)*
	(10.5)	A. T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1998)*
	(10.6)	A. T. Cross Company Worldwide Executive Incentive Plan - 2000 *
	(11)	Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated Statements of Operations" section of the registrant's 1999 Annual Report)
	(13)	Annual Report to Shareholders for the 52 weeks ended January 1, 2000. Filed only in respect to the portions expressly incorporated by reference in this Form 10-K.
	(21)	Subsidiaries - incorporated by reference to the "Subsidiaries, Branches and Divisions" section of the registrant's 1999 Annual Report
	(23)	Consent of Deloitte & Touche LLP
	(27)	Financial Data Schedules

* Management contract, compensatory plan or arrangement

(b)	No reports on Form 8-K were filed in the fourth quarter of 1999.

(c)	Exhibits - See Item (a)(3) above

(d)	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Dated: March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 23, 2000

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 23, 2000

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 23, 2000

/s/JOHN E. BUCKLEY (John E. Buckley)	Executive Vice President & Director (Chief Operating Officer)	March 23, 2000

/s/JOHN T. RUGGIERI (John T. Ruggieri)	Senior Vice President (Chief Financial Officer)	March 23, 2000

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 23, 2000

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 23, 2000

/s/H. FREDERICK KRIMENDAHL II (H. Frederick Krimendahl II)	Director	March 23, 2000

/s/TERRENCE MURRAY (Terrence Murray)	Director	March 23, 2000

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 23, 2000

/s/EDWIN G. TORRANCE (Edwin G. Torrance)	Director	March 23, 2000

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

52 WEEKS ENDED JANUARY 1, 2000

A. T. CROSS COMPANY

LINCOLN, RHODE ISLAND

FORM 10-K - ITEM 14(a)(1) and (2)

A. T. CROSS COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of A. T. Cross Company and subsidiaries, included in the 1999 Annual Report, are incorporated by reference in Item 8:

Consolidated Balance Sheets - January 1, 2000 and December 31, 1998

Consolidated Statements of Operations - 52 Weeks Ended January 1, 2000; Years Ended December 31, 1998 and 1997

Consolidated Statements of Comprehensive Income (Loss) - 52 Weeks Ended January 1, 2000; Years Ended December 31, 1998 and 1997

Consolidated Statements of Changes in Shareholders Equity - 52 Weeks Ended January 1, 2000; Years Ended December 31, 1998 and 1997

Consolidated Statements of Cash Flows - 52 Weeks Ended January 1, 2000; Years Ended December 31, 1998 and 1997

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

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

A. T. CROSS COMPANY AND SUBSIDIARIES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions Describe		Balance at End of Period
52 Weeks Ended January 1, 2000
Deducted from asset account:
Allowance for doubtful accounts	$ 1,551,000	$ 801,346		$ 1,000,346	(A)	$ 1,352,000
Year Ended December 31, 1998
Deducted from asset account:
Allowance for doubtful accounts	$ 1,624,000	$ 41,580		$ 114,580	(A)	$ 1,551,000
Year Ended December 31, 1997
Deducted from asset account:
Allowance for doubtful accounts	$ 1,388,000	$ 648,140		$ 412,140	(A)	$ 1,624,000

(A) Uncollectible accounts written off.

Independent Auditors' Report	Item 14(d)

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the consolidated financial statements of A.T. Cross Company and subsidiaries (the "Company") as of January 1, 2000 and December 31, 1998 and for the fifty-two-week period ended January 1, 2000 and each of the two years in the period ended December 31, 1998, and have issued our report thereon dated February 10, 2000 (February 28, 2000 as to the last sentence in Note L); such consolidated financial statements and report are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(d). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 2000
(February 28, 2000 as to the last sentence of Note L)