Form 10-Q
period 2000-04-01
CROSS A T CO
filed 2000-05-16
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 1, 2000:
		Class A common stock - Class B common stock -	15,260,036 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	April 1, 2000	January 1, 2000
ASSETS	(Unaudited)
CURRENT ASSETS	(Thousands of Dollars)
Cash and Cash Equivalents	$ 16,487	$ 12,843
Short-Term Investments	20,418	20,485
Accounts Receivable	17,649	28,361
Inventories:
Finished Goods	5,240	5,277
Work in Process	5,394	4,257
Raw Material	8,969	7,216
	19,603	16,750
Deferred Income Taxes	8,544	8,685
Other Current Assets	6,735	6,173
TOTAL CURRENT ASSETS	89,436	93,297

PROPERTY, PLANT AND EQUIPMENT	118,542	121,925
Less Allowances for Depreciation	87,001	85,229
	31,541	36,696
DEFERRED INCOME TAXES	974	974
INTANGIBLES AND OTHER ASSETS	5,607	5,755
TOTAL ASSETS	$ 127,558	$ 136,722

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable to Bank	$ 2,800	$ 8,300
Accounts Payable, Accrued Expenses and Other Liabilities	27,887	22,497
Accrued Compensation and Related Taxes	2,527	2,813
Contributions Payable to Employee Benefit Plans	10,368	10,474
Income Taxes Payable	0	396
TOTAL CURRENT LIABILITIES	43,582	44,480

ACCRUED WARRANTY COSTS	5,821	5,821
COMMITMENTS AND CONTINGENCIES (NOTE I)
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,896,951 Shares Issued and 15,260,036
Shares Outstanding at April 1, 2000 and
15,893,232 Shares Issued and 15,267,166
Shares Outstanding at January 1, 2000	15,897	15,893
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at April 1, 2000 and January 1, 2000	1,805	1,805
Additional Paid-In Capital	15,042	15,027
Unearned Compensation on Restricted Stock	(554)	(616)
Retained Earnings	55,711	63,974
Accumulated Other Comprehensive Loss	(394)	(475)
	87,507	95,608
Treasury Stock, at Cost	(9,352)	(9,187)
TOTAL SHAREHOLDERS' EQUITY	78,155	86,421
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 127,558	$ 136,722

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	13 Weeks Ended	13 Weeks Ended
	April 1, 2000	April 3, 1999
	(In Thousands, Except per Share Data)

Net Sales	$ 28,357	$ 28,332
Cost of Goods Sold	13,269	16,471
Gross Profit	15,088	11,861

Selling, General and Administrative Expenses	12,870	14,300
Research and Development Expenses	292	533
Service and Distribution Costs	566	910
Restructuring Charges	15,300	0
Operating Loss	(13,940)	(3,882)

Interest and Other	3,611	546

Loss from Continuing Operations Before Income Taxes	(10,329)	(3,336)

Income Tax Benefit	(2,066)	(867)

Loss from Continuing Operations	(8,263)	(2,469)

Income from Discontinued Operations	0	1,346
(Net of Income Taxes)

Net Loss	$ (8,263)	$ (1,123)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$ (0.50)	$ (0.15)
Discontinued Operations	0.00	0.08
Net Loss Per Share	$ (0.50)	$ (0.07)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings Per Share	16,583	16,558
Effect of Dilutive Securities:
Common Stock Equivalents	- (A )	- (A )
Denominator for Diluted Earnings Per Share	16,583	16,558

(A)	No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations in the quarter.
See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	13 Weeks Ended	13 Weeks Ended
	April 1, 2000	April 3, 1999
Cash Provided By (Used In):	(Thousands of Dollars)
Operating Activities:
Net Cash Provided by Continuing Operations	$ 6,058	$ 2,551
Net Cash Provided by (Used In)
Discontinued Operations	(29)	1,596
Net Cash Provided By Operating Activities	6,029	4,147

Investing Activities:
Proceeds from Sale of NeoMedia Shares	5,062	0
Exercise of NeoMedia Warrants	(1,200)	0
Additions to Property, Plant and Equipment	(568)	(1,414)
Purchase of Short-Term Investments	0	(8,288)
Sale or Maturity of Short-Term Investments	0	10,038
Net Cash Provided by Investing Activities	3,294	336

Financing Activities:
Repayment of Bank Borrowings	(5,500)	(6,000)
Proceeds from Sale of Class A Common Stock	19	25
Net Cash Used in Financing Activities	(5,481)	(5,975)

Effect of Exchange Rate Changes on
Cash and Cash Equivalents	(198)	(361)

Increase (Decrease) in Cash and Cash Equivalents	3,644	(1,853)

Cash and Cash Equivalents at Beginning of Period	12,843	22,781

Cash and Cash Equivalents at End of Period	$ 16,487	$ 20,928

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2000

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2000, are not necessarily indicative of the results that may be expected for the fifty two weeks ending December 30, 2000. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

NOTE B - Discontinued Operations:

Timepieces

During the third quarter of 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The following table sets forth summary information relating to timepieces (in thousands).

13 Weeks Ended
April 3, 1999
Net Sales	$ 188
Costs and Expenses	391
Operating Loss Before Income Tax Benefit	(203)
Income Tax Benefit Related to Operations	(53)
Operating Loss	$ (150)

Manetti-Farrow, Inc.

In the first quarter of 1999, the Company recorded after-tax income from this discontinued operation of $1,496,000. The Company reached a settlement in 1998 with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued subsidiary, Manetti-Farrow, Inc., which payments continued into 1999.

NOTE C - Comprehensive Income (Loss)

Comprehensive loss for the thirteen week periods ended April 1, 2000 and April 3, 1999 follows:

	13 Weeks Ended	13 Weeks Ended
	April 1, 2000	April 3, 1999
Net Loss	$ (8,263)	$ (1,123)
Other Comprehensive Income (Loss)(Net of Tax):
Foreign Currency Translation Adjustments	(180)	(335)
Unrealized Gain on Investment	261	0
Comprehensive Loss	$ (8,182)	$ (1,458)

NOTE D - New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

NOTE E - Segment Information

The Company has two reportable segments: quality writing instruments ("QWI") and pen-based computing products ("PCG"). The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to footnotes A and G included in the Company's annual report on Form 10-K for the year ended January 1, 2000. Below is the segment information for the Company for the thirteen week periods ended April 1, 2000 and April 3, 1999:

	13 Weeks Ended	13 Weeks Ended
	April 1, 2000	April 3, 1999
Revenues from External Customers:
Quality Writing Instruments	$ 27,818	$ 27,253
Pen-Based Computing Products	539	1,079
Total	$ 28,357	$ 28,332

Segment Profit (Loss):
Quality Writing Instruments	$ (13,693)	$ 959
Pen-Based Computing Products	3,364	(4,295)
Total	$ (10,329)	$ (3,336)

Segment Assets:
Quality Writing Instruments	$ 121,224
Pen-Based Computing Products	$ 5,265

The decrease in QWI segment assets since January 1, 2000 was due largely to a reduction in trade accounts receivable from the higher sales in the fourth quarter of 1999. Collections of accounts receivable were then used to pay down the Note Payable to Bank and Accrued Expenses and Other Liabilities. In addition, certain fixed assets were written down due to the restructuring charges the Company recorded in the first quarter of fiscal year 2000 (see Note H).

The increase in PCG segment assets since January 1, 2000 was due to a reclassification of the Company's investment in NeoMedia Technologies, Inc. from the QWI segment.

NOTE F - Line of Credit

The Company currently has a $25 million secured line of credit with a bank. The Company has provided the bank with a security interest in certain U.S. inventory, accounts receivable and machinery and equipment for the line of credit. In addition, the Company is now required to maintain certain covenants, the most restrictive of which limits the Company's ability to incur additional debt. Any amounts borrowed under this agreement are payable on demand and bear interest at one percent per annum (1.0%) in excess of the London Interbank Offering Rate.

NOTE G - Investment in NeoMedia Technologies, Inc.("NeoMedia")

During the first quarter of 2000, the Company sold 440,000 shares of NeoMedia common stock, generating approximately $5,062,000 of proceeds and a pre-tax gain of approximately $3,302,000. The gain from the sale of these shares is recorded in Interest and Other and is included in the Pen-Based Computing Products segment (see Note E). In addition, during the quarter, the Company exercised warrants to purchase 200,000 shares of NeoMedia common stock at an average price of $6 per share. The Company has 261,897 shares of NeoMedia common stock classified as available-for-sale securities and has recorded them in Other Current Assets. At April 1, 2000, the market value of these securities was approximately $2,226,000. The unrealized gain on this investment has been recorded, net of tax, as part of Accumulated Other Comprehensive Loss.

NOTE H - Restructuring Charges

During the first quarter of 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. During the quarter, the Company recorded a $15.3 million pre-tax restructuring charge related to this plan in the Quality Writing Instruments segment (see Note E). As part of the restructuring plan, the Company is consolidating all writing instrument manufacturing at its headquarters in Lincoln, Rhode Island. This move will result in a 60% reduction (approximately 100 people) in the permanent headcount at the Company's manufacturing facility in the Republic of Ireland. The Irish facility will be used primarily as a distribution center for the Company's Europe, Middle East, and Africa markets. In addition, the Company also reorganized its domestic sales force and downsized its domestic manufacturing and administrative operations (resulting in a reduction of approximately 60 people). Of the total $15.3 million charge for restructuring, approximately $9.8 million is for anticipated payments of severance and related expenses, approximately $4.4 million relates to the anticipated losses associated with the disposal of assets and approximately $1.1 million is for anticipated professional fees and other expenses. As of April 1, 2000, approximately $0.6 million of the restructuring charges have been paid. The Company expects that the restructuring will be substantially completed by the end of the 2000 fiscal year. The expected cash portion of the restructuring charge is approximately $12.3 million. The Company is funding the restructuring plan from internal sources, ongoing operations, and from the existing line of credit.

NOTE I - Contingencies

On or about April 21, 2000, the Company, certain officers and directors of the Company, and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A Common Stock, alleges that the defendants violated federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's Pen Computing Group business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

While the action is in its preliminary stage, based on an initial review and after consultation with counsel, management believes that the accusations are without merit. The Company intends to defend this action vigorously.

NOTE J - Subsequent Event

In May 2000, the Company invested $5 million in DigitalConvergence.:Com Inc., a Delaware company ("DC") in exchange for 237,079 shares of DC's Series B Convertible Preferred Stock and 316,255 shares of DC's Series C Convertible Preferred Stock. DC's technology allows media companies, manufacturers and other organizations to link their products with particular web pages deep within their website. DC intends to make an initial public offering of its common stock and has filed an S-1 Registration Statement with the Securities and Exchange Commission on April 28, 2000. In the event that $75,000,000 is raised in the IPO, and immediately prior to the closing of the IPO, the aggregate market value of DC common stock (assuming conversion of all preferred stock) equals or exceeds $750,000,000, Cross' DC Series B and Series C Convertible Preferred shares will be converted into DC common stock on a one-for-one basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations First Quarter 2000 Compared to First Quarter 1999

Net sales for the first quarter of 2000 were $28.4 million, an increase of $25,000, or 0.1%, as compared to the first quarter of 1999. Total writing instrument sales for the quarter of $27.8 million increased 2.1% from the prior year. Domestic writing instrument sales of $12.5 million were 2.6% higher than the first quarter of 1999, while international writing instrument sales of $15.3 million improved 1.7% as compared to the 1999 period. Sales by the Pen Computing Group ("PCG") during the first quarter of 2000 were $539,000 compared to 1999 first quarter sales of $1.1 million.

The increase in domestic writing instrument sales was due to the growth of Original Equipment Manufacturer ("OEM") revenue, the launch of the Cross Morph™ pen and improvement in sales to the office mega-store accounts.

The international sales increase in the first quarter of 2000 was due largely to a 5% improvement in the Asian market. Sales in this market were higher primarily due to the impact of favorable exchange rates. Somewhat offsetting results in Asia were essentially flat sales in the combined Europe, Middle East and Africa markets. Sales in these markets were adversely affected by unfavorable exchange rates.

PCG net sales during the first quarter of 2000 were down approximately 50% from the prior year as the Company continues to sell off the remaining CrossPad inventories.

The gross profit margin for the first quarter of 2000 was 53.2%, higher by 11.3 percentage points from the 41.9% margin for the comparable period last year. The improvement in margins in the first quarter of 2000 was due largely to the impact of the PCG segment. In the first quarter of 2000, PCG reported a positive gross margin as compared to a negative gross margin in last year's first quarter.

Selling, general and administrative ("SG&A") expenses for the first quarter of 2000 were approximately 10% lower than last year. This decrease was due primarily to the substantial reduction in SG&A expenses for the PCG segment in 2000 as compared to the same period last year.

Research and development ("R&D") expenses were below 1999's first quarter by approximately 45%, due largely to the absence of R&D expenditures on the development of PCG products this year. In addition, writing instrument expenditures for R&D were also lower than the prior year. The Company expects R&D expenditures to be lower in 2000 than in 1999.

Service and Distribution ("S&D") expenses were approximately 38% below the same period last year. This reflects an approximate 84% reduction in PCG related S&D expenses as well as an approximate 27% reduction in writing instrument S&D expenses due to the implementation of cost reduction initiatives.

During the first quarter of 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. During the quarter, the Company recorded a $15.3 million pre-tax restructuring charge related to this plan in the Quality Writing Instruments segment (see Note E). As part of the restructuring plan, the Company is consolidating all writing instrument manufacturing at its headquarters in Lincoln, Rhode Island. This move will result in a 60% reduction (approximately 100 people) in the permanent headcount at the Company's manufacturing facility in the Republic of Ireland. The Irish facility will be used primarily as a distribution center for the Company's Europe, Middle East, and Africa markets. In addition, the Company also reorganized its domestic sales force and downsized its domestic manufacturing and administrative operations (resulting in a reduction of approximately 60 people). Of the total $15.3 million charge for restructuring, approximately $9.8 million is for anticipated payments of severance and related expenses, approximately $4.4 million relates to the anticipated losses associated with the disposal of assets and approximately $1.1 million is for anticipated professional fees and other expenses. As of April 1, 2000, approximately $0.6 million of the restructuring charges have been paid. The Company expects that the restructuring will be substantially completed by the end of the 2000 fiscal year. The expected cash portion of the restructuring charge is approximately $12.3 million. The Company is funding the restructuring plan from internal sources, ongoing operations, and from the existing line of credit. The Company believes that the restructuring plan will lower operating costs beginning in 2001.

Interest and other income for the first quarter of 2000 included an approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia Technologies, Inc. Future gain or loss on the sale of the remaining 261,897 shares of NeoMedia common stock depends on market conditions and cannot be predicted. Interest income was 13.8% lower than 1999 largely due to lower average invested funds, offset somewhat by slightly higher average interest rates.

The Company recorded an income tax benefit of 20% on the loss from continuing operations in the first quarter of 2000 as compared to the 1999 first quarter income tax benefit of 26%. This decrease was due in part to a shift in the mix of domestic and foreign sourced income, or loss, as a significant portion of the restructuring charge was recorded in Ireland, which has a lower effective tax rate than that of the other countries in which the Company operates.

In the first quarter of 1999, the Company recorded after-tax income from discontinued operations of approximately $1.4 million. This was primarily due to a settlement that the Company's Manetti Farrow, Inc. subsidiary reached in 1998 with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products. Payments on this settlement continued into 1999.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") increased approximately $3.6 million from January 1, 2000 to $36.9 million at April 1, 2000. Cash available for domestic operations approximated $5.4 million while cash held offshore approximated $31.5 million at the end of the first quarter of 2000. At the end of 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of April 1, 2000, approximately $4.1 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S. Hence, no additional deferred taxes were recorded during the first quarter of 2000.

Accounts receivable decreased since the end of 1999 by $10.7 million to $17.6 million as cash was collected in January 2000 from customers who took advantage of the Company's 1999 extended dating program. This program allowed domestic customers to defer payments on certain 1999 purchases to 2000. This program was similar to holiday season extended dating programs that have been offered in past years.

The Company currently has available a $25 million secured line of credit with a bank which provides an additional source of working capital on a short-term basis (see Note F). At April 1, 2000 there was $2.8 million outstanding under this line.

In the first quarter of 2000, approximately $3.9 million in cash was generated after the exercise of warrants and sale of shares of NeoMedia Technologies, Inc.

In May of 2000, $5 million of offshore cash was used to purchase shares in DigitalConvergence.:Com Inc. (see Note J).

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs and the cash requirements of the restructuring plan.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

Year 2000 Compliance

The Company has not experienced any adverse effects associated with the Year 2000 event, but it will continue to monitor its Year 2000 compliance program throughout the year.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with such new products, the Company's dependence on certain suppliers, the Company's sensitivity to technological change and economic conditions, the success of the Company's restructuring plan, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the 52-week period ended January 1, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1999 annual report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 21, 2000, the Company, certain officers and directors of the Company, and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A Common Stock, alleges that the defendants violated federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's Pen Computing Group business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

While the action is in its preliminary stage, based on an initial review and after consultation with counsel, management believes that the accusations are without merit. The Company intends to defend this action vigorously.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: May 15, 2000	By: JOHN E. BUCKLEY John E. Buckley Executive Vice President Chief Operating Officer

Date: May 15, 2000	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer