Form 10-Q
period 2000-07-01
CROSS A T CO
filed 2000-08-10
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2000 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 1, 2000:
		Class A common stock - Class B common stock -	15,260,036 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2000	January 1, 2000
	(Unaudited)
	(Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 17,763	$ 12,843
Short-Term Investments	14,834	20,485
Accounts Receivable	16,047	28,361
Inventories:
Finished Goods	6,570	5,277
Work in Process	7,033	4,257
Raw Material	8,449	7,216
	22,052	16,750
Deferred Income Taxes	8,784	8,685
Other Current Assets	9,928	6,173
TOTAL CURRENT ASSETS	89,408	93,297

PROPERTY, PLANT AND EQUIPMENT	119,536	121,925
Less Allowances for Depreciation	88,858	85,229
	30,678	36,696
DEFERRED INCOME TAXES	974	974
INTANGIBLES AND OTHER ASSETS	5,458	5,755
TOTAL ASSETS	$ 126,518	$ 136,722

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable to Bank	$ 2,500	$ 8,300
Accounts Payable, Accrued Expenses and Other Liabilities	26,073	22,497
Accrued Compensation and Related Taxes	3,249	2,813
Contributions Payable to Employee Benefit Plans	10,588	10,474
Income Taxes Payable	0	396
TOTAL CURRENT LIABILITIES	42,410	44,480

ACCRUED WARRANTY COSTS	5,821	5,821
COMMITMENTS AND CONTINGENCIES (NOTE J)
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,896,951 Shares Issued and 15,260,036
Shares Outstanding at July 1, 2000 and
15,893,232 Shares Issued and 15,267,166
Shares Outstanding at January 1, 2000	15,897	15,893
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at July 1, 2000 and January 1, 2000	1,805	1,805
Additional Paid-In Capital	15,042	15,027
Unearned Compensation on Restricted Stock	(493)	(616)
Retained Earnings	56,416	63,974
Accumulated Other Comprehensive Loss	(1,028)	(475)
	87,639	95,608
Treasury Stock, at Cost	(9,352)	(9,187)
TOTAL SHAREHOLDERS' EQUITY	78,287	86,421
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 126,518	$ 136,722

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

	(In Thousands, Except per Share Data)

Net Sales	$ 28,427	$ 26,724	$ 56,784	$ 55,056
Cost of Goods Sold	14,051	16,538	27,320	33,009
Gross Profit	14,376	10,186	29,464	22,047

Selling, General and Administrative Expenses	13,120	17,940	25,990	32,240
Research and Development Expenses	524	816	816	1,349
Service and Distribution Costs	502	926	1,068	1,836
Restructuring Charges	0	0	15,300	0
Operating Income (Loss)	230	(9,496)	(13,710)	(13,378)

Interest and Other	582	368	4,193	914

Income (Loss) from Continuing Operations
Before Income Taxes	812	(9,128)	(9,517)	(12,464)

Income Tax Expense (Benefit)	163	(2,374)	(1,903)	(3,241)

Income (Loss) from Continuing Operations	649	(6,754)	(7,614)	(9,223)

Income from Discontinued Operations
(Net of Income Taxes)	56	0	56	1,346

Net Income (Loss)	$ 705	$ (6,754)	$ (7,558)	$ (7,877)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 0.04	$(0.40)	$(0.46)	$(0.55)
Discontinued Operations	0.00	0.00	0.00	0.08
Net Income (Loss) Per Share	$ 0.04	$(0.40)	$(0.46)	$(0.47)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings Per Share	16,581	16,655	16,582	16,606
Effect of Dilutive Securities:
Common Stock Equivalents	138	- ( A )	- ( A )	- ( A )
Denominator for Diluted Earnings Per Share	16,719	16,655	16,582	16,606

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	26 Weeks Ended	26 Weeks Ended
	July 1, 2000	July 3, 1999

	(Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities:
Net Cash Provided by (Used In) Continuing Operations	$ 7,889	$ (176)
Net Cash Provided by Discontinued Operations	146	1,724
Net Cash Provided By Operating Activities	8,035	1,548

Investing Activities:
Proceeds from Sale of NeoMedia Shares	5,062	0
Exercise of NeoMedia Warrants	(1,200)	0
Purchase of Shares in DigitalConvergence.:Com Inc.	(5,000)	0
Additions to Property, Plant and Equipment	(1,608)	(3,670)
Purchase of Short-Term Investments	0	(10,288)
Sale or Maturity of Short-Term Investments	5,658	10,036
Net Cash Provided by (Used In) Investing Activities	2,912	(3,922)

Financing Activities:
Repayment of Bank Borrowings	(5,800)	(6,000)
Other	18	(36)
Net Cash Used in Financing Activities	(5,782)	(6,036)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(245)	(600)

Increase (Decrease) in Cash and Cash Equivalents	4,920	(9,010)

Cash and Cash Equivalents at Beginning of Period	12,843	22,781

Cash and Cash Equivalents at End of Period	$ 17,763	$ 13,771

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2000

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty six weeks ended July 1, 2000, are not necessarily indicative of the results that may be expected for the fifty two weeks ending December 30, 2000. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

NOTE B - Discontinued Operations

Timepieces:
During the third quarter of 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The Company terminated this license agreement on or about July 18, 2000.

During the second quarter of 2000, the Company recorded income from discontinued operations of approximately $56,000.

The following table sets forth summary information relating to timepieces :

(in thousands)	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net Sales	$ 68	$ 37	$ 68	$ 225
Costs and Expenses	(2)	37	(2)	428
Operating Income (Loss) Before Income
Tax (Benefit)	70	0	70	(203)

Income Tax (Benefit) Related to Operations	14	0	14	(53)
Operating Income (Loss)	$ 56	$ 0	$ 56	$ (150)

Manetti-Farrow, Inc.:
In the first quarter of 1999, the Company recorded after-tax income from this discontinued operation of $1,496,000. The Company reached a settlement in 1998 with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued subsidiary, Manetti-Farrow, Inc., which payments continued into 1999.

NOTE C - Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen and twenty six week periods ended July 1, 2000 and July 3, 1999 follows:

(in thousands)	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net Income (Loss)	$ 705	$ (6,754)	$ (7,558)	$ (7,877)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(187)	(160)	(367)	(495)
Unrealized Loss on Investment (Net of Tax)	(447)	0	(186)	0
Comprehensive Income (Loss)	$ 71	$ (6,914)	$ (8,111)	$ (8,372)

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principals to selected revenue recognition issues and is effective for the fourth quarter of 2000. The Company believes that the impact of SAB 101 will have no material effect on its consolidated financial statements.

NOTE E - Segment Information

The Company has two reportable segments: quality writing instruments ("QWI") and pen-based computing products ("PCG"). The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to footnotes A and G included in the Company's annual report on Form 10-K for the year ended January 1, 2000. Below is the segment information for the Company for the second quarter and year to date periods ended July 1, 2000 and July 3, 1999:

(in thousands)	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Revenues from External Customers:
Quality Writing Instruments	$ 26,831	$ 25,796	$ 54,649	$ 53,049
Pen-Based Computing Products	1,596	928	2,135	2,007
Total	$ 28,427	$ 26,724	$ 56,784	$ 55,056

Segment Profit (Loss):
Quality Writing Instruments	$ 891	$ (915)	$ (12,802)	$ 44
Pen-Based Computing Products	(79)	(8,213)	3,285	(12,508)
Total	$ 812	$ (9,128)	$ (9,517)	$ (12,464)

Segment Assets:
Quality Writing Instruments			$ 115,851
Pen-Based Computing Products			$ 9,718

The decrease in QWI segment assets since January 1, 2000 was due largely to a reduction in trade accounts receivable from the higher sales in the fourth quarter of 1999. Collections of accounts receivable were then used to pay down the Note Payable to Bank and Accrued Expenses and Other Liabilities. In addition, certain fixed assets were written down in the restructuring charge the Company recorded in the first quarter of fiscal year 2000 (see Note H).

The increase in PCG segment assets since January 1, 2000 was due to the $5.0 million the Company invested in DigitalConvergence.:Com Inc. as well as a reclassification of the Company's investment in NeoMedia Technologies, Inc. from the QWI segment.

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

NOTE G - Investment in NeoMedia Technologies, Inc. ("NeoMedia")

During the first quarter of 2000, the Company sold 440,000 shares of NeoMedia common stock, generating approximately $5,062,000 of proceeds and a pre-tax gain of approximately $3,302,000. The gain from the sale of these shares is recorded in Interest and Other and is included in the Pen-Based Computing Products segment (see Note E). In addition, during the first quarter, the Company exercised warrants to purchase 200,000 shares of NeoMedia common stock at an average price of $6 per share. At July 1, 2000, the Company has 261,897 shares of NeoMedia common stock, unchanged from April 3, 2000. At July 1, 2000, the market value of these securities was approximately $1,539,000. They are classified as available-for-sale securities and are included in Other Current Assets. Unrealized gains and losses on the Company's investment in NeoMedia have been recorded, net of tax, as part of Accumulated Other Comprehensive Loss.

NOTE H - Restructuring Charges

During the first quarter of 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. During the first quarter, the Company recorded a $15.3 million pre-tax restructuring charge related to this plan in the Quality Writing Instruments segment (see Note E). As part of the restructuring plan, the Company is consolidating all writing instrument manufacturing at its headquarters in Lincoln, Rhode Island. This move will result in a 60% reduction (approximately 100 people) in the permanent headcount at the Company's manufacturing facility in the Republic of Ireland. The Irish facility will be used primarily as a distribution center for the Company's Europe, Middle East, and Africa market. In addition, the Company also downsized its domestic manufacturing and administrative operations resulting in a reduction of approximately 60 people. Of the total $15.3 million charge for restructuring, approximately $9.8 million is for anticipated payments of severance and related expenses, approximately $4.4 million relates to the anticipated losses associated with the disposal of assets and approximately $1.1 million is for anticipated professional fees and other expenses. The expected cash portion of the restructuring charge is approximately $12.3 million. The Company expects that the restructuring will be substantially completed by the end of the 2000 fiscal year. The Company is funding the restructuring plan from internal sources, ongoing operations and from the existing line of credit.

The following is a tabular presentation of the reserves as described above:

(in thousands)	Severance	Professional
	& Related	Fees
	Expenses	& Other	Total
Balance at January 1, 2000	$ 0	$ 0	$ 0
Reserve for Restructuring	9,776	1,129	10,905
Cash Payments in First Quarter 2000	583	34	617
Balance at April 1, 2000	9,193	1,095	10,288
Cash Payments in Second Quarter 2000	1,397	155	1,552
Balance at July 1, 2000	$ 7,796	$ 940	$ 8,736

The above reserve is recorded in the Company's balance sheet line item "Accounts Payable, Accrued Expenses and Other Liabilities."

NOTE I - Investment in DigitalConvergence.:Com Inc. ("DC")

During the second quarter of 2000, the Company invested $5 million in DigitalConvergence.:Com Inc. ("DC"), a Delaware company, in exchange for 237,079 shares of DC's Series B Convertible Preferred Stock and 316,255 shares of DC's Series C Convertible Preferred Stock. DC's technology allows media companies, manufacturers and other organizations to link their products with particular web pages deep within their website. DC intends to make an initial public offering ("IPO") of its common stock and has filed an S-1 Registration Statement with the Securities and Exchange Commission on April 28, 2000. In the event that $75,000,000 is raised in the IPO and immediately prior to the closing of the IPO the aggregate market value of DC common stock (assuming conversion of all preferred stock) equals or exceeds $750,000,000, Cross' DC Series B and Series C Convertible Preferred shares will be converted into DC common stock on a one-for-one basis. The investment in DigitalConvergence.:Com Inc., is carried at cost and is recorded in Other Current Assets.

NOTE J - Contingencies

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

While the action is in a preliminary stage, based on an initial review and after consultation with counsel, management believes that the accusations are without merit. On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island. The Company intends to defend this action vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Second Quarter 2000 Compared to Second Quarter 1999

Net sales for the second quarter of 2000 were $28.4 million, an increase of approximately $1.7 million, or 6.4%, as compared to the second quarter of 1999. Total Quality Writing Instrument ("QWI") sales for the quarter of $26.8 million increased 4.0% from the prior year. Domestic writing instrument sales of $13.0 million increased 1.6% as compared to the second quarter of 1999, while international writing instrument sales of $13.8 million improved 6.4% as compared to the 1999 period. Sales by the Pen Computing Group ("PCG") during the second quarter of 2000 were approximately $1.6 million compared to 1999 second quarter sales of $928,000.

The increase in domestic writing instrument sales was due primarily to the continued success of the Cross Morph™ line, sales of a licensed line of Bill Blass products, the continued growth of Original Equipment Manufacturer ("OEM") sales and the Company's online sales through its cross.com website.

International sales increased in the second quarter of 2000 due to the strength in Europe, the Middle East and Africa, ("EMEA"). EMEA sales improved by 4.1% in the second quarter of 2000 as compared to the prior year quarter as the new ATX product line was launched exclusively in Europe. Revenues also improved in Latin America and Canada while Asian sales were essentially flat as compared to the second quarter of 1999, due primarily to the termination of the Company's distributor in Singapore. The Company expects to appoint a new distributor prior to year end.

PCG sales during the second quarter of 2000 increased approximately 72% from the prior year primarily due to the fulfillment of an OEM order for CrossPads from existing inventory.

The gross profit margin for the second quarter of 2000 was 50.6%, higher by 12.5 percentage points from the 38.1% margin for the comparable period last year. The improvement in margins was due largely to the impact of the PCG segment, which reported a positive gross margin in the second quarter of 2000 as compared to a negative gross margin in 1999. QWI margins also improved in the second quarter due largely to the effect of relatively fixed manufacturing expenses on the slightly higher sales volume.

Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 were approximately 27% lower than last year. This decrease was due primarily to the substantial reduction in SG&A expenses for the PCG segment in 2000 as compared to the same period last year.

Research and development ("R&D") expenses were below 1999's second quarter by approximately 36%, due largely to the absence of R&D expenditures for the development of PCG products this year. QWI R&D expenditures were slightly lower than the prior year.

Service and Distribution ("S&D") expenses were approximately 46% below the same period last year as both PCG and QWI S&D expenses were lower than 1999. QWI S&D expenses were less due to the implementation of cost reduction initiatives.

Interest and other was 58% higher than the same period last year due largely to interest on income tax refunds received in the second quarter of 2000.

The Company recorded an income tax expense of 20% on income from continuing operations in the second quarter of 2000 as compared to a 26% income tax benefit on loss from continuing operations in same period of 1999. For additional discussion of income taxes see "Results of Operations Six Months Ended July 1, 2000 Compared to July 3, 1999."

In the second quarter of 2000, the Company recorded after-tax income from its discontinued timepiece segment of $56,000 (see Note B).

Results of Operations Six Months Ended July 1, 2000 Compared to July 3, 1999

Net sales for the six month period ended July 1, 2000 were $56.8 million, an increase of approximately $1.7 million or 3.1%, as compared to the same period in 1999. Total QWI sales of $54.7 million increased 3.0% over the prior year. Domestic writing instrument sales of $25.5 million for the first six months were 2.4% higher than the comparable period last year, while international writing instrument sales of $29.2 million improved 3.6%. Sales by PCG were $2.1 million through July 1, 2000, 6.4% higher than the 1999 period.

The increase in domestic writing instrument sales was due to success of the Cross Morph™ line through its retail sales division, the growth of OEM revenue, the launch of a licensed line of Bill Blass products, and online sales generated through the cross.com website.

International revenues increased as a result of the higher sales in the Latin American, Canadian and EMEA markets. EMEA revenue increased 1.9% due largely to the launch of the new ATX line exclusively in Europe. Sales in the Asian markets were higher than the comparable 1999 year to date period as this region continues to recover from the poor economic conditions of 1998.

Year to date PCG increased 6.4% from the prior year primarily due to the fulfillment of an OEM order for CrossPads from existing inventory.

The gross profit margin for the first six months of 2000 was 51.9%, 11.9 percentage points higher than the 40.0% gross margin reported for the comparable period last year. The improvement in margin was due largely to the effect of the PCG segment, which reported a negative gross margin in 1999. QWI margins also improved as compared to 1999 due in part to the effect of relatively fixed manufacturing expenses on the slightly higher sales volume.

SG&A expenses for the first six months of 2000 were 19.4% lower than last year. This decrease was due primarily to the substantial reduction in SG&A expenses for the PCG segment in 2000 as compared to the same period last year.

R&D expenses were below 1999's first six months by approximately 40%, due largely to the absence of R&D expenditures on the development of PCG products this year. Writing instrument expenditures for R&D were also lower than the prior year.

S&D expenses were 41.8% below the same period last year. This reflects a substantial reduction in PCG related S&D expenses. QWI S&D expenses were also less than the comparable prior year period due to the implementation of cost reduction initiatives.

During the first quarter of 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. During this quarter, the Company recorded a $15.3 million pre-tax restructuring charge related to this plan in the Quality Writing Instruments segment (see Note E). As part of the restructuring plan, the Company is consolidating all writing instrument manufacturing at its headquarters in Lincoln, Rhode Island. This move will result in a 60% reduction (approximately 100 people) in the permanent headcount at the Company's manufacturing facility in the Republic of Ireland. The Irish facility will be used primarily as a distribution center for the Company's Europe, Middle East, and Africa market. In addition, the Company also downsized its domestic manufacturing and administrative operations resulting in a reduction of approximately 60 people. Of the total $15.3 million charge for restructuring, approximately $9.8 million is for anticipated payments of severance and related expenses, approximately $4.4 million relates to the anticipated losses associated with the disposal of assets and approximately $1.1 million is for anticipated professional fees and other expenses. The expected cash portion of the restructuring charge is approximately $12.3 million. The Company expects that the restructuring will be substantially complete by the end of the 2000 fiscal year. The Company is funding the restructuring plan from internal sources, ongoing operations, and from the existing line of credit. The Company believes that the restructuring plan will lower operating costs beginning in 2001.

Interest and other for the first six months of 2000 included an approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia Technologies, Inc. Future gain or loss on the sale of the remaining 261,897 shares of NeoMedia common stock depends on market conditions and cannot be predicted. Interest income was 15.2% higher than 1999 due largely to interest on income tax refunds received in the second quarter of 2000.

The Company recorded an income tax benefit of 20% on the loss from continuing operations in the first six months of 2000 as compared to the 1999 income tax benefit of 26%. This decrease was due in part to a shift in the mix of domestic and foreign sourced income, or loss, as a significant portion of the restructuring charge was recorded in Ireland, which has a lower effective tax rate than other countries in which the Company operates.

The Company recorded after-tax income from its discontinued timepiece segment of $56,000 in the year to date period ended July 1, 2000. Income from discontinued operations in the year to date period ended July 3, 1999, was $1,346,000, of which $1,496,000 was due to payments received as the result of a settlement the Company reached with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued Manetti-Farrow, Inc subsidiary, while $150,000 was charged as the result of operations in the discontinued timepiece segment (see Note B).

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") decreased approximately $731,000 from January 1, 2000 to $32.6 million at July 1, 2000. Cash available for domestic operations approximated $4.0 million, while cash held offshore approximated $28.6 million at the end of second quarter 2000. At the end of 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of July 1, 2000, approximately $4.1 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S., hence, no additional deferred taxes were recorded during the first six months of 2000.

Accounts receivable decreased since the end of 1999 by $12.3 million to $16.0 million, primarily due to cash that was collected in January 2000 from customers who took advantage of the Company's 1999 extended dating program. This program allowed domestic customers to defer payments on certain 1999 purchases to 2000. This program was similar to holiday season extended dating programs that have been offered in past years.

The Company currently has available a $25 million secured line of credit with a bank which provides an additional source of working capital on a short-term basis (see Note F). At July 1, 2000 there was $2.5 million outstanding under this line.

In the second quarter of 2000, the Company invested approximately $5 million in DigitalConvergence.:Com Inc., ("DC") a Delaware company in exchange for 237,079 shares of DC's Series B Convertible Preferred Stock and 316,255 shares of DC's Series C Convertible Preferred Stock (see Note I).

In the first quarter of 2000, approximately $3.9 million in cash was generated after the exercise of warrants and sale of shares of NeoMedia Technologies, Inc. (see Note G).

In the first six months of 2000 approximately $2.2 million of restructuring charges have been paid.

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

In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principals to selected revenue recognition issues and is effective for the fourth quarter of 2000. The Company believes that the impact of SAB 101 will have no material effect on its consolidated financial statements.

Year 2000 Compliance

The Company has not experienced any adverse effects associated with the Year 2000 event, but it will continue to monitor its Year 2000 compliance program throughout the year.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the continued expansion of the Company's OEM efforts, consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with certain of such new products, the Company's dependence on certain suppliers, the Company's sensitivity to technological change and economic conditions, the success of the Company's restructuring plan, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the fifty two week period ended January 1, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1999 annual report on Form 10-K.

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

While the action is in its preliminary stage, based on an initial review and after consultation with counsel, management believes that the accusations are without merit. On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island. The Company intends to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 27, 2000 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 13,580,313 Class A shares in favor, 178,637 against, 307,416 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	13,592,189	474,177
	Terrence Murray	13,587,580	478,786
	James C. Tappan	13,588,713	477,653

	The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

	Bradford R. Boss
	Russell A. Boss
	John E. Buckley
	Bernard V. Buonanno, Jr.
	H. Frederick Krimendahl II
	David G. Whalen

c.	Appointment of Independent Auditors

A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 30, 2000 was approved by the unanimous vote of 1,804,800 Class B shares.

d.	Omnibus Incentive Plan

A proposal to amend the Company's Omnibus Incentive Plan by increasing by 1,100,000 the number of shares reserved for option and other equity awards as presented to the shareholders in the proxy was approved by the vote of 9,267,485 Class A shares in favor, 1,519,437 against and 370,682 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

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

A. T. CROSS COMPANY

Date: August 10, 2000	By: JOHN E. BUCKLEY John E. Buckley Executive Vice President Chief Operating Officer

Date: August 10, 2000	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer