Form 10-Q
period 2000-09-30
CROSS A T CO
filed 2000-11-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:
		Class A common stock - Class B common stock -	15,240,205 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	January 1, 2000
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 10,568	$ 12,843
Short-Term Investments	14,626	20,485
Accounts Receivable	22,390	28,361
Inventories:
Finished Goods	9,745	5,277
Work in Process	7,382	4,257
Raw Material	5,116	7,216
	22,243	16,750
Deferred Income Taxes	8,738	8,685
Other Current Assets	9,423	6,173
TOTAL CURRENT ASSETS	87,988	93,297

PROPERTY, PLANT AND EQUIPMENT	123,114	121,925
Less Allowances for Depreciation	91,441	85,229
	31,673	36,696
DEFERRED INCOME TAXES	974	974
INTANGIBLES AND OTHER ASSETS	5,467	5,755
TOTAL ASSETS	$ 126,102	$ 136,722

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable to Bank	$ 1,500	$ 8,300
Accounts Payable, Accrued Expenses and Other Liabilities	24,106	22,497
Accrued Compensation and Related Taxes	3,570	2,813
Contributions Payable to Employee Benefit Plans	10,618	10,474
Income Taxes Payable	-	396
TOTAL CURRENT LIABILITIES	39,794	44,480

ACCRUED WARRANTY COSTS	5,821	5,821
COMMITMENTS AND CONTINGENCIES (NOTE I)
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,899,620 Shares Issued and 15,240,205
Shares Outstanding at September 30, 2000 and
15,893,232 Shares Issued and 15,267,166
Shares Outstanding at January 1, 2000	15,900	15,893
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at September 30, 2000 and January 1, 2000	1,805	1,805
Additional Paid-In Capital	15,140	15,027
Deferred Stock Based Compensation	(359)	(616)
Retained Earnings	58,546	63,974
Accumulated Other Comprehensive Loss	(1,066)	(475)
	89,966	95,608
Treasury Stock, at Cost	(9,479)	(9,187)
TOTAL SHAREHOLDERS' EQUITY	80,487	86,421
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 126,102	$ 136,722

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

	(In Thousands, Except Per Share Data)

Net Sales	$ 31,227	$ 30,895	$ 88,011	$ 85,951
Cost of Goods Sold	16,356	17,281	43,676	50,290
Gross Profit	14,871	13,614	44,335	35,661

Selling, General and Administrative Expenses	11,482	14,316	37,472	46,556
Research and Development Expenses	548	1,114	1,364	2,463
Service and Distribution Costs	513	661	1,581	2,497
Restructuring Charges	(555)	0	14,745	0
Operating Income (Loss)	2,883	(2,477)	(10,827)	(15,855)

Interest and Other	524	493	4,717	1,406

Income (Loss) from Continuing Operations
Before Income Taxes	3,407	(1,984)	(6,110)	(14,449)

Income Tax Expense (Benefit)	1,292	(516)	(611)	(3,757)

Income (Loss) from Continuing Operations	2,115	(1,468)	(5,499)	(10,692)

Income (Loss) from Discontinued Operations
(Net of Income Taxes)	15	(903)	71	443

Net Income (Loss)	$ 2,130	$ (2,371)	$ (5,428)	$ (10,249)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 0.13	$(0.10)	$(0.33)	$(0.65)
Discontinued Operations	0.00	(0.05)	0.00	0.03
Net Income (Loss) Per Share	$ 0.13	$(0.15)	$(0.33)	$(0.62)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings Per Share	16,719	16,655	16,628	16,622
Effect of Dilutive Securities:
Common Stock Equivalents	138	- ( A )	- ( A )	- ( A )
Denominator for Diluted Earnings Per Share	16,857	16,655	16,628	16,622

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	39 Weeks Ended	39 Weeks Ended
	September 30, 2000	October 2, 1999

	(In Thousands of Dollars)
Cash Provided by (Used in):

Operating Activities:
Net Cash Provided by (Used in) Continuing Operations	$ 2,718	$ (9,287)
Net Cash Provided by Discontinued Operations	92	1,407
Net Cash Provided by (Used in) Operating Activities	2,810	(7,880)

Investing Activities:
Proceeds from Sale of NeoMedia Shares	5,062	0
Exercise of NeoMedia Warrants	(1,200)	0
Purchase of Shares in DigitalConvergence.:Com Inc.	(5,000)	0
Additions to Property, Plant and Equipment	(2,819)	(6,010)
Purchase of Short-Term Investments	0	(10,289)
Sale or Maturity of Short-Term Investments	6,057	10,036
Net Cash Provided by (Used in) Investing Activities	2,100	(6,263)

Financing Activities:
Proceeds from Bank Borrowings	0	10,300
Repayment of Bank Borrowings	(6,800)	(8,000)
Other	120	2,222
Net Cash Provided by (Used in) Financing Activities	(6,680)	4,522

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(505)	(242)

Decrease in Cash and Cash Equivalents	(2,275)	(9,863)

Cash and Cash Equivalents at Beginning of Period	12,843	22,781

Cash and Cash Equivalents at End of Period	$ 10,568	$ 12,918

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and restructuring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty nine weeks ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fifty two weeks ending December 30, 2000. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

NOTE B - Restructuring Charges
During the first quarter of 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. During the first quarter, the Company recorded a $15.3 million pre-tax restructuring charge related to this plan in the Quality Writing Instruments segment. As part of the restructuring plan, the Company is consolidating all writing instrument manufacturing at its headquarters in Lincoln, Rhode Island. Of the total $15.3 million charge recorded in the first quarter for restructuring, approximately $9.8 million was for estimated payments of severance and related expenses, approximately $3.0 million related to the estimated losses associated with the disposal of assets, approximately $1.4 million for certain contractual obligations and approximately $1.1 million was for estimated professional fees and other expenses. During the third quarter, the Company reversed $555,000 reserved for certain components of the restructuring as estimates continue to be revised based on current factors. Cash payments made through the nine months, including approximately $3.4 million of third quarter restructuring payments, total approximately $5.6 million. The expected cash portion of the restructuring charge is expected to be approximately $11.2 million. The Company expects that the restructuring will be substantially completed by the end of the 2000 fiscal year. The Company is funding the restructuring plan from internal sources, ongoing operations and from the existing line of credit.

The following is a tabular presentation of the reserves as described above:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balance at January 1, 2000	$ 0	$ 0	$ 0	$ 0
Reserve for Restructuring	9,776	1,129	1,375	12,280
Cash Payments in First Quarter 2000	(583)	(34)	0	(617)
Balance at April 1, 2000	9,193	1,095	1,375	11,663
Cash Payments in Second Quarter 2000	(1,397)	(155)	0	(1,552)
Balance at July 1, 2000	7,796	940	1,375	10,111
Changes in Estimate	(883)	60	(235)	(1,058)
Cash Payments in Third Quarter 2000	(3,259)	(130)	0	(3,389)
Balance at September 30, 2000	$ 3,654	$ 870	$ 1,140	$ 5,664

The above reserve is recorded in the Company's balance sheet line item "Accounts Payable, Accrued Expenses and Other Liabilities."

NOTE C - Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen and thirty nine week periods ended September 30, 2000 and October 2, 1999 follows:

(In Thousands)	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Net Income (Loss)	$ 2,130	$ (2,371)	$ (5,428)	$ (10,249)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(124)	406	(491)	(89)
Unrealized Gain (Loss) on Investment (Net of Tax)	86	976	(100)	976
Comprehensive Income (Loss)	$ 2,092	$ (989)	$ (6,019)	$ (9,362)

NOTE D - Investments
During the first quarter of 2000, the Company sold 440,000 shares of NeoMedia Technologies, Inc. ("NeoMedia") common stock, generating approximately $5,062,000 of proceeds and a pre-tax gain of approximately $3,302,000. The gain from the sale of these shares is recorded in Interest and Other and is included in the Pen-Based Computing Products segment. In addition, during the first quarter, the Company exercised warrants to purchase 200,000 shares of NeoMedia common stock at an average price of $6 per share. At September 30, 2000, the Company has 261,897 shares of NeoMedia common stock, unchanged from July 1, 2000. At September 30, 2000, the market value of these securities was approximately $1,671,000. They are classified as a vailable-for-sale securities and are included in Other Current Assets. Unrealized gains and losses on the Company's investment in NeoMedia have been recorded, net of tax, as part of Accumulated Other Comprehensive Loss.

During the second quarter of 2000, the Company invested $5 million in DigitalConvergence.:Com Inc. ("DC"), a Delaware company, in exchange for 237,079 shares of DC's Series B Convertible Preferred Stock and 316,255 shares of DC's Series C Convertible Preferred Stock. DC's technology allows media companies, manufacturers and other organizations to link their products with particular web pages deep within their website. DC intends to make an initial public offering ("IPO") of its common stock and has filed an S-1 Registration Statement with the Securities and Exchange Commission on April 28, 2000 and an amendment to such Registration Statement on September 26, 2000. In the event that $75,000,000 is raised in the IPO and immediately prior to the closing of the IPO the aggregate market value of DC common stock (assuming conversion of all preferred stock) equals or exceeds $750,000,000, Cross' DC Series B and Series C Convertible Preferred shares will be converted into DC common stock on a one-for-one basis. The investment in DigitalConvergence.:Com Inc., is carried at cost and is recorded in Other Current Assets.

NOTE E - Segment Information
The Company has two reportable segments: quality writing instruments ("QWI") and pen-based computing products ("PCG"). The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to footnotes A and G included in the Company's annual report on Form 10-K for the year ended January 1, 2000. Following is the segment information for the Company for the third quarter and year to date periods ended September 30, 2000 and October 2, 1999:

(In Thousands)	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999
Revenues from External Customers:
Quality Writing Instruments	$ 30,523	$ 30,191	$ 85,172	$ 83,240
Pen-Based Computing Products	704	704	2,839	2,711
Total	$ 31,227	$ 30,895	$ 88,011	$ 85,951

Segment Profit (Loss):
Quality Writing Instruments	$ 3,424	$ 2,081	$ (9,378)	$ 2,124
Pen-Based Computing Products	(17)	(4,065)	3,268	(16,573)
Total	$ 3,407	$ (1,984)	$ (6,110)	$ (14,449)

Segment Assets:
Quality Writing Instruments			$ 115,684
Pen-Based Computing Products			$ 9,399

The decrease in QWI segment assets since January 1, 2000 was due largely to a reduction in trade accounts receivable and PP&E, offset by higher inventory levels. Cash from the collection of accounts receivable was used to pay down the note payable to bank and pay restructuring charges. In addition, certain fixed assets were written down as part of the restructuring.

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

NOTE G - New Accounting Pronouncements
During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Since the Company's use of derivatives is minimal, this statement is not expected to have a material impact on the Company's consolidated financial statements. Had this statement been effective for the third quarter, the Company would have recorded a pretax charge in the third quarter of approximately $70,000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of accounting principals generally accepted in the United States of America to selected revenue recognition issues and is effective for the fourth quarter of 2000. The Company believes that the impact of SAB 101 will have no material effect on its consolidated financial statements.

NOTE H - Discontinued Operations
Timepieces:
During the third quarter of 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The Company terminated this license agreement in the third quarter of 2000.

The following table sets forth summary information relating to timepieces:

(In Thousands)	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Net Sales	$ 0	$ (211)	$ 68	$ 14
Costs and Expenses	(19)	760	(21)	1,187
Operating Income (Loss) Before Income
Tax (Benefit)	19	(971)	89	(1,173)

Income Tax (Benefit) Related to Operations	4	(253)	18	(305)
Operating Income (Loss)	15	(718)	71	(868)

Loss on Disposal Before Income Tax Benefit	0	(250)	0	(250)
Income Tax Benefit	0	65	0	65
Loss on Disposal	0	(185)	0	(185)

Income (Loss) from Discontinued Operations	$ 15	$ (903)	$ 71	$ (1,053)

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island.

During the third quarter, the Plaintiffs amended the original Complaint and subsequently the Company filed an amended Motion to Dismiss.

While the action is in a preliminary stage, based on an initial review and after consultation with counsel, management believes that the accusations are without merit. The Company intends to defend this action vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Third Quarter 2000 Compared to Third Quarter 1999

Net sales for the third quarter of 2000 were $31.2 million, an increase of 1.1%, as compared to the third quarter of 1999. Total Quality Writing Instrument ("QWI") sales for the quarter of $30.5 million increased 1.1% from the prior year. Domestic writing instrument sales of $15.3 million decreased 5.2% as compared to the third quarter of 1999, while international writing instrument sales of $15.2 million increased 8.3% as compared to the 1999 period. Sales by the Pen Computing Group ("PCG") during the third quarter of 2000 were approximately $704,000, equal to the 1999 third quarter.

Domestic writing instrument sales decreased due to the planned lower sales to warehouse club accounts, offset somewhat by new product introductions and increased sales to the large office supply store accounts.

International writing instrument sales increased in the third quarter of 2000 as a result of increased sales in all major regions. Asian sales increased over last year's third quarter by 20.4%, primarily due to a distributor change that positively affected several key markets. Sales in Canada and Latin America increased by 12.3% and 24.4%, respectively, due largely to the effect of new products that have been launched. Sales in Europe, the Middle East and Africa ("EMEA") increased 1.6% as compared to the 1999 third quarter due primarily to increased new product sales, in particular the ATX line. Excluding the unfavorable effect of exchange rates on sales, EMEA sales volume grew by approximately 12% in the quarter as compared to the third quarter of 1999.

Gross profit margins for the third quarter of 2000 were 47.6%, 3.5 percentage points higher than the 44.1% margins for the comparable period last year. The improvement in margins was due to the effect of improved PCG segment margins, which reported a positive gross margin in the third quarter of 2000 as compared to negative gross margins in 1999. QWI margins were lower than the prior year due, in part, to the effect of exchange rates and the mix of products sold in the third quarter of 2000 as compared to the third quarter of 1999.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2000 were approximately 20% lower than last year. This decrease was due to the reduction in QWI SG&A expenses and PCG SG&A expenses that were significantly lower in 2000 as compared to the same period last year.

Research and development ("R&D") expenses were less than 1999's third quarter by approximately 51%. This was due largely due to the substantial reduction of R&D expenditures for the development of PCG products this year as compared to 1999. QWI R&D expenditures were 7.7% lower than the prior year.

Service and distribution ("S&D") expenses were approximately 22% less than the same period last year as both PCG and QWI S&D expenses were lower than 1999. QWI S&D expenses were less than last year due to the implementation of cost reduction initiatives.

During the third quarter, the Company reversed $555,000 reserved for certain components of the restructuring as estimates continue to be revised based on current factors. For additional discussion see "Results of Operations Nine Months Ended September 30, 2000 Compared to October 2, 1999."

The Company recorded income tax expense at a rate of 37.9% on income from continuing operations in the third quarter of 2000 as compared to a 26.0% income tax benefit on the loss from continuing operations in same period of 1999. The increase in the third quarter 2000 rate was due to a change in the full year's estimated tax benefit to 10%, down from the 20% benefit previously recorded. For additional discussion of income taxes see "Results of Operations Nine Months Ended September 30, 2000 Compared to October 2, 1999."

In the third quarter of 2000, the Company recorded after-tax income from its discontinued timepiece segment of $15,000 as compared to $903,000 of after tax loss in the comparable 1999 period.

Results of Operations Nine Months Ended September 30, 2000 Compared to October 2, 1999

Net sales for the nine month period ended September 30, 2000 were $88.0 million, an increase of 2.4%, as compared to the same period in 1999. Total QWI sales of $85.2 million increased 2.3% over the prior year as domestic writing instrument sales of $40.8 million for the first nine months were 0.6% less than the comparable prior year period, while international writing instrument sales of $44.4 million increased by 5.2%. Sales by PCG were $2.8 million through September 30, 2000, 4.7 % higher than the $2.7 million in the comparable 1999 period.

The relatively flat year to date domestic writing instrument sales performance was due to planned lower sales to warehouse club accounts, offset somewhat by the success of the Cross Morph™ line, growth of OEM revenue and the launch of a licensed line of Bill Blass products.

Sales in Asia increased 8.9% year to date as this region continues to recover from the poor economic conditions. In addition, a distributor change affecting several key markets has had a favorable impact on revenue. The effect of exchange rates has also resulted in improved sales results. EMEA sales were higher by 1.8% over the prior year. This was due largely to the success of the new ATX line as well as the launch, late in the third quarter, of the Cross Morph™ line, offset significantly by the effects of weaker foreign exchange rates.

Year to date, PCG sales increased 4.7% from the prior year primarily due to the fulfillment of an OEM order for CrossPads from existing inventory.

Gross profit margins for the first nine months of 2000 were 50.4%, 8.9 percentage points higher than the 41.5% gross margins reported for the comparable period last year. The higher margins were due almost entirely to the effect of improvement in the PCG segment, which reported positive gross margins in 2000 as compared to negative gross margins in 1999. QWI margins also improved slightly as compared to 1999.

SG&A expenses for the first nine months of 2000 were 19.5% lower than last year. This decrease was due primarily to the substantial reduction in SG&A expenses for the PCG segment in 2000 as compared to the same period last year.

R&D expenses were below 1999's first nine months by approximately 45%, as there were substantially lower R&D expenditures for the development of PCG products this year as compared to 1999.

S&D expenses were 36.7% below the same period last year. This reflects a reduction in PCG related S&D expenses. QWI S&D expenses were also less than the comparable prior year period due to the implementation of cost reduction initiatives.

During the first quarter of 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. During the first quarter, the Company recorded a $15.3 million pre-tax restructuring charge related to this plan in the Quality Writing Instruments segment. As part of the restructuring plan, the Company is consolidating all writing instrument manufacturing at its headquarters in Lincoln, Rhode Island. Of the total $15.3 million charge recorded in the first quarter for restructuring, approximately $9.8 million was for estimated payments of severance and related expenses, approximately $3.0 million related to the estimated losses associated with the disposal of assets, approximately $1.4 million for certain contractual obligations and approximately $1.1 million was for estimated professional fees and other expenses. During the third quarter, the Company reversed $555,000 reserved for certain components of the restructuring as estimates continue to be revised based on current factors. Cash payments made through the nine months, including approximately $3.4 million of third quarter restructuring payments, total approximately $5.6 million. The expected cash portion of the restructuring charge is expected to be approximately $11.2 million. The Company expects that the restructuring will be substantially completed by the end of the 2000 fiscal year. The Company is funding the restructuring plan from internal sources, ongoing operations and from the existing line of credit. The Company believes that the restructuring plan should result in lower operating costs beginning in 2001.

Interest and other for the first nine months of 2000 included an approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia Technologies, Inc. Future gain or loss on the sale of the remaining 261,897 shares of NeoMedia common stock depends on market conditions and cannot be predicted. Interest income was 5.4% higher than 1999 due largely to interest on income tax refunds received in the second quarter of 2000.

The Company recorded an income tax benefit of 10% on the loss from continuing operations in the first nine months of 2000 as compared to the 1999 income tax benefit of 26%. This decrease was due in part to a shift in the estimated mix of domestic and foreign sourced income, or loss, as a significant portion of the restructuring charge was recorded in Ireland, which has a lower effective tax rate than other countries in which the Company operates.

The Company recorded after-tax income from its discontinued timepiece segment of $71,000 in the year to date period ended September 30, 2000. Income from discontinued operations in the year to date period ended October 2, 1999, was $443,000, resulting from income of $1,496,000 due to payments received as the result of a settlement the Company reached with the U.S. Customs Service regarding a claim filed on the amount of duty charged in prior years on the importation of certain products by its discontinued Manetti-Farrow, Inc subsidiary, and a charge of $1,053,000 was the result of operations from the discontinued timepiece segment.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments (i.e., "cash") decreased approximately $8.1 million from January 1, 2000 to $25.2 million at September 30, 2000. Cash available for domestic operations approximated $1.2 million, while cash held offshore approximated $24.0 million at September 30, 2000. At the end of 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of September 30, 2000, approximately $7.9 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S., hence, no additional deferred taxes were recorded during the first nine months of 2000.

Accounts receivable decreased since the end of 1999 by approximately $6.0 million to $22.4 million, primarily due to cash that was collected in January 2000 from customers who took advantage of the Company's 1999 extended dating program. This program allowed domestic customers to defer payments on certain 1999 purchases to 2000. This program was similar to holiday season extended dating programs that have been offered in past years.

The Company currently has available a $25 million secured line of credit with a bank which provides an additional source of working capital on a short-term basis. At September 30, 2000, there was $1.5 million of borrowings outstanding under this line.

In the second quarter of 2000, the Company invested approximately $5 million in DigitalConvergence.:Com Inc., ("DC") a Delaware company, in exchange for 237,079 shares of DC's Series B Convertible Preferred Stock and 316,255 shares of DC's Series C Convertible Preferred Stock.

In the first quarter of 2000, approximately $3.9 million in cash was generated after the exercise of warrants and sale of shares of NeoMedia Technologies, Inc.

In the first nine months of 2000, approximately $5.6 million of restructuring charges have been paid.

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs and the cash requirements of the restructuring plan.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Since the Company's use of derivatives is minimal, this statement is not expected to have a material impact on the Company's consolidated financial statements. Had this statement been effective for the third quarter, the Company would have recorded a pretax charge in the third quarter of approximately $70,000.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island.

During the third quarter, the Plaintiffs amended the original Complaint and subsequently the Company filed an amended Motion to Dismiss.

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

A. T. CROSS COMPANY

Date: November 10, 2000	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 10, 2000	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer