Form 10-K
period 2000-12-30
CROSS A T CO
filed 2001-03-28
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2000 or
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 2001, computed by reference to the closing price on the American Stock Exchange on such date:
Class A common stock - Class B common stock -	$ 58,229,000 $ 0
(For this purpose all directors have been treated as affiliates)
The number of shares outstanding of each of the registrant's classes of common stock as of February 23, 2001:
Class A common stock - Class B common stock -	15,215,802 shares 1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the 52 weeks ended December 30, 2000 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Parts I and III.

PART I
Item 1.	BUSINESS

Business:
A.T. Cross Company (the "registrant" or the "Company") has two reportable business segments: fine quality writing instruments and pen-based computing products. For certain financial information with respect to these segments, see Note L to the registrant's financial statements included in the annual report to shareholders for the 52 weeks ended December 30, 2000 (filed herewith as Exhibit 13 and hereinafter referred to as the "2000 Annual Report"), which note to such financial statements is hereby incorporated by reference.

The registrant manufactures fine writing instruments, consisting of ball-point and fountain pens, selectip rolling ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and various refills for each product type. The registrant's writing instruments are offered in a variety of styles and materials. The registrant also markets certain writing instrument accessories and a line of writing instruments sold under the licensed name Bill Blass® . The registrant continues to be a leader in the United States in fine writing instruments priced from approximately $10 to $50. Products in this price range include Classic Century, Radiance, Solo, Morph, ion, ATX and selected Century II ball point pens. The Townsend, Pinnacle and Century II lines have given the registrant a presence in the $55 to $400 price range. The registrant emphasizes styling, innovation, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure. The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as onyx, marble and wood.

The registrant's writing instrument products are sold throughout the United States by manufacturer's agents or representatives to approximately 6,700 active retail and wholesale accounts. Retail accounts include gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets, which purchase in smaller quantities.

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

Sales of the registrant's writing instrument products outside the United States during 2000 were made by the registrant and by its wholly-owned subsidiaries to foreign distributors and to retailers in Canada, Latin America, Europe, the Middle East, Africa, Asia and Japan.

The registrant also designs and manufactures electronic pen products through its Pen Computing Group ("PCG") primarily in the United States. The Company is an OEM supplier of electronic pens and manufactures the Cross :Convergence pen, a mobile scanning device, that links print to the Internet. Certain of the registrant's PCG products and accessories are sold in the United States through the Internet.

Raw Materials:
Most raw materials for production of writing instruments in the United States are obtained domestically. Some desk set base materials, fountain pen nibs, front sections, certain finished caps and barrels, and some lacquer coating of metal shells are imported from Germany and France. Complete pencil mechanisms, some porous point refill components, leads, resin caps and barrels, some fountain pen nibs, front sections, cap components and certain coated shells are imported from Japan.

Raw materials for the production of PCG's products are largely obtained domestically.

To maintain the highest level of product quality, the Company relies on a limited number of domestic and foreign suppliers for certain raw materials and manufacturing technologies. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could be developed internally or that suitably similar technologies could be located.

Patents, Licenses and Trademarks:
The registrant, directly and through its subsidiaries, has certain writing instrument, timepiece and PCG trademark registrations, and pending trademark applications, in the United States and many foreign countries, including but not limited to, its principal trademark "CROSS" and the frustoconical top of its writing instruments. The principal trademark "CROSS" is of fundamental importance to the business. The registrant holds certain United States and foreign writing instrument patents, and/or has filed U.S. and foreign patent applications, covering its desk set units, Townsend series writing instruments, Solo and Radiance series writing instruments, Metropolis series writing instruments, Pinnacle series writing instruments, Morph series writing instruments, ion series writing instruments, fountain pens, mechanical pencil mechanisms, and ball-point pen mechanisms. The registrant also holds certain United States patents, and has filed United States and foreign patent applications, covering certain of its PCG pen-based computer products. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.

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

Working Capital Requirements:
Writing instrument inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic writing instrument customers at certain points during the year, usually September through November. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report incorporated by reference herein for a discussion of the impact on results of operations of this practice.

Customers:
The registrant is not dependent for a material part of its business upon any single customer.

Backlog of Orders:
The backlog of orders is not a significant factor in the registrant's business.

Government Contracts:
Sales of the registrant's writing instrument products are made to military post exchanges and service centers, but the Company does not enter into any contracts that are subject to renegotiation or termination by the United States Government.

Competition:
The writing instrument field is highly competitive, in particular with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, roller-ball and fountain pens and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, roller-ball and fountain pens and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations.

The consumer electronics market for hand-held devices is highly competitive. The PCG division's potential competitors have greater financial and technological resources.

See also the "New Products" and the "Technological Change; Intellectual Property" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report incorporated herein by reference.

Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $1,891,000 in 2000, $2,924,000 in 1999, and $4,360,000 in 1998. For additional discussion of research and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report incorporated herein by reference.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. The registrant believes that future capital expenditures for environmental control facilities will not be material. See Note N to the registrant's financial statements included in the 2000 Annual Report, which note to such financial statements is incorporated herein by reference.

Employees:
The registrant had approximately 900 employees at December 30, 2000, of which approximately 200 were employed by international subsidiaries or branches.

International Operations and Export Sales:
Approximately 52% of the registrant's sales in 2000 were in international markets. The registrant's primary international markets are in Europe and Asia. Sales of writing instrument products to international distributors are subject to import duties in many countries although sales made by the registrant's wholly-owned facility in Ireland into European Common Market countries are duty free. The Company believes that its' import duty status will change as a result of the restructuring plan. The operations of the registrant's international subsidiaries and branches are subject to the effects of currency fluctuations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries prior to the Revenue Reconciliation Act of 1993 (the "1993 Act") generally are not subject to current United States Federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States Federal and state income taxes. The 1993 Act added Internal Revenue Code Section 956A which had the effect of subjecting a portion of current foreign earnings (i.e., earnings generated subsequent to the 1993 Act) to United States Federal taxation. See Note I and Note L to the registrant's financial statements included in the 2000 Annual Report, which notes to such financial statements are incorporated herein by reference. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report incorporated herein by reference .

Forward-Looking Statements:
See "Risks and Uncertainties; Forward-Looking Statements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report incorporated herein by reference. Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. In addition to statements in this document that may be construed as forward-looking statements, there may be statements in other documents of the registrant and oral statements by representatives of the registrant to securities analysts or investors that may be construed as forward-looking statements about the business and new products, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to differ materially, including but not limited to the ability of the Company to generate consumer acceptance of various new products recently introduced and/or planned for introduction in the coming months; increases in the cost of or limitations in the supply of raw materials; changes in political and economic conditions in the United States or other countries in which the Company operates; interest and currency rate fluctuations; competitive product and pricing pressures; and inflation. These risks are discussed in the section referred to above and incorporated herein by reference.

Executive Officers of the Registrant:
In addition to the nominees, directors and executive officers listed in the "Election of Directors" section of the registrant's definitive proxy statement for the 2001 annual meeting of shareholders, which section is incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):

				Year in Which First Held Office
Name		Age	Title

John T. Ruggieri	(1)	44	Senior Vice President, Treasurer and Chief Financial Officer President, Pen Computing Group	2001
Gary S. Simpson	(2)	49	Corporate Controller Chief Accounting Officer	1997
Tina C. Benik	(3)	41	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(4)	53	Vice President, Operations	1995
Joseph V. Bassi	(5)	48	Finance Director	1997
Sondra L. Wellmerling	(6)	41	Senior Vice President, Marketing and New Product Development	2000
Peter J. Leon	(7)	49	Vice President, Marketing and Sales, Americas	2000
Kieran J. Crowley	(8)	51	Vice President, EMEA	2001
Peter J. Canole	(9)	46	Vice President, Asia	2001
(1)

Prior to becoming Senior Vice President, Treasurer and Chief Financial Officer; President, Pen Computing Group in 2001, John T. Ruggieri was Senior Vice President, Treasurer and Chief Financial Officer from 1997 to 2001, and was Vice President, Corporate Development and Planning, from 1993 to 1997.

(2)	Prior to becoming Corporate Controller in 1997, Gary S. Simpson was the Controller, Lincoln Operations, of the registrant from 1992 to 1997.
(3)	Prior to becoming Vice President, Legal and Human Resources; Corporate Secretary in 2000, Tina C. Benik was Vice President, Legal, General Counsel and Corporate Secretary from 1993 to 2000.
(4)

Prior to becoming Vice President, Operations, in 1995, Stephen A. Perreault held various senior executive positions in jewelry, cosmetics, and gift manufacturing and distribution companies, including Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd., and Avon Products, Inc.

(5)

Prior to becoming Finance Director in 1997, Joseph V. Bassi was Manager, Financial Planning, of the registrant from 1996 to 1997, and Manager, Budgeting and Financial Planning of the registrant from 1987 to 1996.

(6)

Prior to becoming Senior Vice President, Marketing and New Product Development in 2000, Sondra L. Wellmerling was Vice President of Global New Products at Bausch & Lomb, Inc. from 1997 to 1999. From 1994 to 1997, Ms. Wellmerling served as the Director of Marketing and Sales Strategy for the Ray Ban® division of Bausch & Lomb, Inc.

(7)

Prior to becoming Vice President, Marketing and Sales, Americas in 2000, Peter J. Leon was Director, Sales-U.S from 1999 to 2000. From 1995 to 1999, Mr. Leon was the Vice President of Sales with the Southworth Company.

(8)

Prior to becoming Vice President, EMEA in 2001, Kieran J. Crowley was Managing Director, EMEA of the registrant from 2000 to 2001. From 1988 to 2000, Mr. Crowley held various senior executive positions with the registrant, the last of which was General Manager of the Company's U.K. subsidiary.

(9)

Prior to becoming Vice President, Asia in 2001, Peter J. Canole was Managing Director, Asia-Pacific of the registrant from 2000 to 2001. From 1998 to 2000, Mr. Canole was Director, Worldwide Travel Retail for Hasbro Inc. Mr. Canole previously worked for the Company from 1986 to 1998; the last position held was Manager, Worldwide Tax, Duty Free.

Item 2.	PROPERTIES

The registrant currently owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in its facility in Lincoln, Rhode Island. This facility, which is well maintained and in good repair, is currently being utilized in a manufacturing, distribution and administrative capacity for the writing instrument and PCG segments. The productive capacity of this facility is sufficient to meet the registrant's needs for the foreseeable future. The registrant's wholly-owned subsidiary, A. T. Cross Limited, owns and occupies approximately 64,000 square feet of a distribution facility in Ballinasloe, County Galway, Ireland. As part of a restructuring plan the Company put in place in 2000, the Irish facility will be closed and operations consolidated in the Lincoln, Rhode Island facility; at that time the facility in Ireland will be sold.

The registrant's operations in France, the United Kingdom, Spain, Germany, Italy, Japan, Taiwan, Hong Kong, and Miami, all lease their administrative offices and/or warehouse space.

Item 3.	LEGAL PROCEEDINGS

On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A common stock, alleges that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's Pen Computing Group business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

While the action is in its preliminary stage, management believes that the accusations are without merit. On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island. The motion is before the court.

No other legal proceedings are pending by or against the Company or any of its subsidiaries, which would have a material effect upon the Company's consolidated business and financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See "Market and Dividend Information" in the 2000 Annual Report, which is incorporated by reference herein.

Item 6.	SELECTED FINANCIAL DATA

See "Five-Year Summary" in the 2000 Annual Report, which is incorporated by reference herein.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report, which is incorporated by reference herein.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures about Market Risk" in the 2000 Annual Report, which is incorporated by reference herein.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of its independent auditors thereon, set forth in the 2000 Annual Report, are incorporated by reference herein.

Quarterly Results of Operations (Unaudited) in Note O of the registrant's financial statements included in the 2000 Annual Report are incorporated by reference herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2001 annual meeting of shareholders, which sections are incorporated by reference herein. See also "Item 1. Business - Executive Officers of the Registrant" above.

Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2001 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2001 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the 2001 annual meeting of shareholders, which sections are incorporated by reference herein.

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

	(10.1)	A. T. Cross Company Deferred Compensation Plan (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended December 31, 1994)*
	(10.2)	A. T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994)*
	(10.3)	A. T. Cross Company Restricted Stock Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1995)*
	(10.4)	A. T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended December 31, 1997)*
	(10.5)	A. T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1998)*
	(10.6)	A. T. Cross Company Worldwide Executive Incentive Plan - 2001 *
	(10.7)	Letter Agreement between the Company and John E. Buckley dated May 15, 2000, as amended by Letter Agreement between the Company and John E. Buckley dated June 29, 2000 *
	(10.8)	Separation Agreement and Release between the Company and John E. Buckley dated January 5, 2001 *
	(11)	Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated Statements of Operations" section of the registrant's 2000 Annual Report)
	(13)	Annual Report to Shareholders for the 52 weeks ended December 30, 2000. Filed only in respect to the portions expressly incorporated by reference in this Form 10-K.
	(21)	Subsidiaries - incorporated by reference to the "Subsidiaries, Branches and Divisions" section of the registrant's 2000 Annual Report
	(23)	Consent of Deloitte & Touche LLP

*Management contract, compensatory plan or arrangement

Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

The information omitted has been filed separately with the Securities and Exchange Commission.

(b)	No reports on Form 8-K were filed in the fourth quarter of 2000.

(c)	Exhibits - See Item (a)(3) above

(d)	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Dated: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 28, 2001

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 28, 2001

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 28, 2001

/s/JOHN T. RUGGIERI (John T. Ruggieri)	Senior Vice President (Chief Financial Officer)	March 28, 2001

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 28, 2001

/s/JOHN E. BUCKLEY (John E. Buckley)	Director	March 28, 2001

/s/____________________ (Bernard V. Buonanno, Jr.)	Director

/s/H. FREDERICK KRIMENDAHL II (H. Frederick Krimendahl II)	Director	March 28, 2001

/s/TERRENCE MURRAY (Terrence Murray)	Director	March 28, 2001

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 28, 2001

/s/GALAL P. DOSS (Galal P. Doss)	Director	March 28, 2001

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

52 WEEKS ENDED DECEMBER 30, 2000

A. T. CROSS COMPANY

LINCOLN, RHODE ISLAND

FORM 10-K - ITEM 14(a)(1) and (2)

A. T. CROSS COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of A. T. Cross Company and subsidiaries, included in the 2000 Annual Report, are incorporated by reference in Item 8:

Consolidated Balance Sheets - December 30, 2000 and January 1, 2000

Consolidated Statements of Operations - Three Years in the Period Ended December 30, 2000

Consolidated Statements of Comprehensive Income (Loss) - Three Years in the Period Ended December 30, 2000

Consolidated Statements of Changes in Shareholders' Equity - Three Years in the Period Ended December 30, 2000

Consolidated Statements of Cash Flows - Three Years in the Period Ended December 30, 2000

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

A. T. CROSS COMPANY AND SUBSIDIARIES
COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions Describe		Balance at End of Period
Year Ended December 30, 2000
Deducted from asset account:
Allowance for doubtful accounts	$ 1,352,000	$ 731,898	$ 0	$ 565,898	(A)	$1,518,000
Year Ended January 1, 2000
Deducted from asset account:
Allowance for doubtful accounts	$ 1,551,000	$ 801,346	$ 0	$ 1,000,346	(A)	$ 1,352,000
Year Ended December 31, 1998
Deducted from asset account:
Allowance for doubtful accounts	$ 1,624,000	$ 41,580	$ 0	$ 114,580	(A)	$ 1,551,000

(A) Uncollectible accounts written off.

Independent Auditors' Report	Item 14(d)

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the consolidated financial statements of A.T. Cross Company and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and for each of the three years in the period ended December 30, 2000, and have issued our report thereon dated February 20, 2001; such consolidated financial statements and report are included in the Company's 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(d). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 20, 2001