Form 10-Q
period 2001-03-31
CROSS A T CO
filed 2001-05-11
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001:
		Class A common stock - Class B common stock -	15,215,802 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 30, 2000
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 20,582	$ 13,800
Short-Term Investments	3,753	10,929
Accounts Receivable	21,345	30,066
Inventories:
Finished Goods	9,040	9,266
Work in Process	7,151	5,375
Raw Materials	5,891	4,458
	22,082	19,099
Deferred Income Taxes	8,127	8,127
Other Current Assets	3,283	2,915
TOTAL CURRENT ASSETS	79,172	84,936

PROPERTY, PLANT AND EQUIPMENT	121,119	119,958
Less Allowances for Depreciation	89,543	87,933
	31,576	32,025
INVESTMENTS	5,000	5,000
DEFERRED INCOME TAXES	354	562
INTANGIBLES AND OTHER ASSETS	5,296	5,318
TOTAL ASSETS	$ 121,398	$ 127,841

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable, Accrued Expenses and Other Liabilities	$ 18,690	$ 22,577
Accrued Compensation and Related Taxes	2,823	4,746
Contributions Payable to Employee Benefit Plans	8,113	9,175
Restructuring Liabilities	7,302	8,597
Income Taxes Payable	1,041	767
TOTAL CURRENT LIABILITIES	37,969	45,862

ACCRUED WARRANTY COSTS	4,691	4,693
COMMITMENTS AND CONTINGENCIES (NOTE H)	-	-
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,901,883 Shares Issued and 15,215,802
Shares Outstanding at March 31, 2001 and
15,899,620 Shares Issued and 15,240,205
Shares Outstanding at December 30, 2000	15,902	15,900
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at March 31, 2001 and December 30, 2000	1,805	1,805
Additional Paid-In Capital	15,149	15,140
Unearned Stock-Based Compensation	(193)	(282)
Retained Earnings	57,457	55,875
Accumulated Other Comprehensive Loss	(1,751)	(1,672)
	88,369	86,766
Treasury Stock, at Cost	(9,631)	(9,480)
TOTAL SHAREHOLDERS' EQUITY	78,738	77,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 121,398	$ 127,841

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2001	April 1, 2000

	(In Thousands, Except Per Share Data)

Net Sales	$ 30,192	$ 28,357
Cost of Goods Sold	14,644	13,778
Gross Profit	15,548	14,579

Selling, General and Administrative Expenses	12,664	12,870
Research and Development Expenses	487	292
Service and Distribution Costs	543	566
Restructuring Charges	(32)	14,791
Operating Income (Loss)	1,886	(13,940)

Interest and Other	374	3,611

Income (Loss) from Continuing Operations
Before Income Taxes	2,260	(10,329)

Income Tax Expense (Benefit)	678	(2,066)

Net Income (Loss)	$ 1,582	$ (8,263)

Basic and Diluted Earnings (Loss) Per Share:	$ 0.09	$(0.50)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings Per Share	16,756	16,583
Effect of Dilutive Securities:
Common Stock Equivalents	148	- ( A )
Denominator for Diluted Earnings Per Share	16,904	16,583

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2001	April 1, 2000

	(In Thousands of Dollars)
Cash Provided by (Used in):

Operating Activities:
Net Cash Provided by Continuing Operations	$ 1,363	$ 6,058
Net Cash Used in Discontinued Operations	0	(29)
Net Cash Provided by Operating Activities	1,363	6,029

Investing Activities:
Proceeds from Sale of NeoMedia Shares	0	5,062
Exercise of NeoMedia Warrants	0	(1,200)
Additions to Property, Plant and Equipment	(1,259)	(568)
Purchase of Short-Term Investments	(1,500)	0
Sale or Maturity of Short-Term Investments	8,764	0
Net Cash Provided by Investing Activities	6,005	3,294

Financing Activities:
Repayment of Bank Borrowings	0	(5,500)
Other	12	19
Net Cash Provided by (Used in) Financing Activities	12	(5,481)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(598)	(198)

Increase in Cash and Cash Equivalents	6,782	3,644

Cash and Cash Equivalents at Beginning of Period	13,800	12,843

Cash and Cash Equivalents at End of Period	$ 20,582	$ 16,487

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring and restructuring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the twelve months ending December 29, 2001. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

NOTE B - Restructuring Charges and Loss on Impairment of Assets
In fiscal 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international quality writing instrument operations. As part of this restructuring plan, the Company is consolidating all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closing its Irish facility and reorganizing its European operations.

The first quarter of 2001 included a $32,000 change in estimate to the severance and related expenses of the restructuring plan.

The following is a tabular presentation of the restructuring liabilities:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balance at December 30, 2000	$ 5,854	$ 1,524	$ 1,219	$ 8,597
Changes in Estimate and Foreign Exchange Effects	(397)	4	(83)	(476)
Cash Payments	(663)	(156)	0	(819)
Balance at March 31, 2001	$ 4,794	$ 1,372	$ 1,136	$ 7,302

NOTE C - Comprehensive Income (Loss)
Comprehensive income (loss) for the three month periods ended March 31, 2001 and April 1, 2000 follows:

(In Thousands)	Three Months Ended	Three Months Ended
	March 31, 2001	April 1, 2000

Net Income (Loss)	$ 1,582	$ (8,263)
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized Gain on Investment	326	261
Foreign Currency Translation Adjustments	(405)	(180)
Comprehensive Income (Loss)	$ 1,503	$ (8,182)

NOTE D - Marketable Equity Securities and Investments

NeoMedia Technologies, Inc. ("NeoMedia")
During the first quarter of 2000, the Company sold 440,000 shares of NeoMedia common stock, generating approximately $5,062,000 of proceeds and a pre-tax gain of approximately $3,302,000. The gain from the sale of these shares is recorded in Interest and Other and is included in the Pen Computing Group segment. In addition, during the first quarter of 2000, the Company exercised warrants to purchase 200,000 shares of NeoMedia common stock at an average price of $6 per share. At March 31, 2001, the Company had 250,897 shares of NeoMedia common stock at a market value of approximately $1,254,000. These securities are classified as available-for-sale and are included in Other Current Assets. Unrealized gains on the Company's investment in NeoMedia have been recorded, net of tax, as part of Accumulated Other Comprehensive Loss.

DigitalConvergence.:Com Inc. ("DCCI")

During 2000, the Company invested approximately $5 million in DCCI, a Delaware company, in exchange for 237,079 shares of DCCI's Series B Convertible Preferred Stock and 316,255 shares of Series C Convertible Preferred Stock. On March 21, 2001, DCCI withdrew the S-1 Registration Statement previously filed with the Securities and Exchange Commission ("SEC") on April 28, 2000 and amendments to such Registration Statement on September 26, 2000 and November 13, 2000. DCCI is currently pursuing additional private equity financing. The investment in DCCI is carried at cost and is recorded in Investments.

NOTE E - Segment Information
The Company has two reportable segments, Quality Writing Instruments ("QWI") and Pen Computing Group ("PCG"). The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to notes A and L in the Company's annual report on Form 10-K for the year ended December 30, 2000. Following is the segment information for the Company for the three month periods ended March 31, 2001 and April 1, 2000:

(In Thousands)	Three Months Ended	Three Months Ended
	March 31, 2001	April 1, 2000
Revenues from External Customers:
Quality Writing Instruments	$ 29,047	$ 27,818
Pen Computing Group	1,145	539
Total	$ 30,192	$ 28,357

Segment Profit (Loss):
Quality Writing Instruments	$ 2,460	$ (13,693)
Pen Computing Group	(200)	3,364
Total	$ 2,260	$ (10,329)

Segment Assets:
Quality Writing Instruments	$ 112,550
Pen Computing Group	$ 8,848

The decrease in QWI segment assets since December 30, 2000 was due largely to a reduction in trade accounts receivable. Cash from the collection of accounts receivable was used to reduce current liabilities.

The increase in PCG segment assets since December 30, 2000 was due to increased inventory levels and the increased market value of NeoMedia securities.

NOTE F - Line of Credit
The Company currently has a $25 million unsecured line of credit with a bank. The Company is required to meet certain liquidity levels and restrictions. The most restrictive covenants are to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter and a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand and bear interest at either the bank's prime lending rate or at one percent per annum (1.0%) in excess of the London Interbank Offering Rate ("LIBOR").

NOTE G - New Accounting Pronouncements
During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The Company implemented this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded a pre-tax gain in the first quarter of 2001 of approximately $70,000 as a result of implementing SFAS 133.

NOTE H - Contingencies
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

While the action is in a preliminary stage, management believes that the accusations are without merit. On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island. The motion is currently before the court.

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these remediation proposals and remediation activities are expected to begin in the second quarter of 2001.

In 2000, the Company was advised by its environmental consultants that elevated levels of certain contaminants were found in soil and groundwater at the Company's Irish facility. These conditions have been reported to the regulatory authorities in Ireland and additional investigation is ongoing. At this time, a remediation program has not been developed. At March 31, 2001, there was approximately $1.4 million in Accrued Expenses and Other Liabilities for these remediation costs.

The Company is involved in various litigation and legal matters, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations First Quarter 2001 Compared to First Quarter 2000

Net sales for the first quarter of 2001 were $30.2 million, an increase of 6.5%, as compared to the first quarter of 2000. Total Quality Writing Instrument ("QWI") sales for the quarter of $29.1 million increased 4.4% from the prior year. Domestic writing instrument sales of $12.9 million increased 3.4% as compared to the first quarter of 2000, and international writing instrument sales of $16.2 million increased 5.3% as compared to the 2000 period. Sales by the Pen Computing Group ("PCG") during the first quarter of 2001 were approximately $1.1 million as compared to $539,000 in the first quarter of 2000.

Domestic writing instrument sales increased due primarily to the performance of new products, Morph™, ion™, ATX™ and Bill Blass®, and improvement in sales to corporate customers and the office mega-store accounts.

International writing instrument sales increased in the first quarter of 2001 as a result of increased sales in all regions, with the exception of Asia. Asian sales declined 4.0% in the quarter, due in part to the adverse impact of foreign exchange. Excluding the impact of unfavorable exchange rates, Asian revenue increased 2.2% and total international revenue grew 10.4% for the quarter. Sales in Canada and Latin America combined increased over 51% due to the effect of new products, focused management and new distribution. Sales in Europe, the Middle East and Africa ("EMEA") increased 4.4% as compared to the 2000 first quarter. Subsidiaries in Spain and Germany reported improved sales performance due primarily to the impact of new products, ATX and, to a lesser degree, Morph.

The gross profit margin for the first quarter of 2001 was 51.5%, 0.1 percentage point higher than the 51.4% margin for the comparable period last year. Writing instruments margins improved 1.9 percentage points while PCG margins were lower as compared to the first quarter of 2000, due in part to a change in product mix.

Research and development ("R&D") expenses were higher than the 2000 first quarter by 67.0%. This was largely due to increased expenditures for the development of new products for QWI and product improvements and enhancements for PCG.

During the first quarter of 2001, the Company recorded a $32,000 change in estimate to the severance and related expenses of the restructuring plan, as estimates continue to be revised based on current factors. In the first quarter of 2000, the Company recorded $15.3 million of restructuring charges and loss on impairment of assets. This was comprised of approximately $14.8 million related to severance and related expenses, impairment of assets and other. Approximately $500,000 of inventory write down was charged to Cost of goods sold during the first quarter of 2000.

In the first quarter of 2001, Interest and Other was $374,000 as compared to $3.6 million in the first quarter of 2000. An approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia was recorded in the first quarter of 2000 and was included in the PCG segment. Interest income was lower in the first quarter of 2001 compared to 2000, as both interest rates and average invested funds were lower. Interest expense was lower in first quarter of 2001 compared to 2000, as the Company had no amounts outstanding on the line of credit in the first quarter of 2001.

The Company recorded income tax expense at a rate of 30.0% on income from continuing operations in the first quarter of 2001 compared to a 20.0% income tax benefit on the loss from continuing operations in the same period of 2000. This increase was due in part to a shift in the estimated mix of domestic and foreign sourced income or loss.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("Cash") decreased approximately $394,000 from December 30, 2000 to $24.3 million at March 31, 2001. Cash available for domestic operations approximated $2.0 million, while cash held offshore approximated $22.3 million at March 31, 2001. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of March 31, 2001, approximately $9.4 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S.; hence, no additional deferred taxes were recorded during the first three months of 2001.

Accounts receivable decreased since the end of 2000 by approximately $8.7 million to $21.3 million, primarily due to cash collected in January 2001 from customers who took advantage of the Company's 2000 extended dating program. This program allowed domestic customers to defer payments on certain 2000 purchases to 2001. This program was similar to extended dating programs that have been offered in prior years.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. At March 31, 2001, there were no amounts outstanding on the line of credit.

In the first three months of 2001, approximately $819,000 of restructuring charges have been paid. Total cash payments through March 31, 2001 related to restructuring approximated $7.9 million. The total cash portion of the restructuring plan is expected to be approximately $15.2 million. The Company expects that cash payments will be substantially completed in 2001.

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company' outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs and the cash requirements of the restructuring plan and the stock repurchase plan.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The Company implemented this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded a pre-tax gain in the first quarter of 2001 of approximately $70,000 as a result of implementing SFAS 133.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (including but not limited to the expected results of litigation, statements related to the investment of offshore funds and statements related to available working capital). In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the uncertainty of the domestic market, the inherent uncertainty of foreign markets, the uncertainty related to litigation, consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with certain of such new products, the success of the Company's restructuring plan, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the twelve month period ended December 30, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 annual report on Form 10-K.

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

While the action is in a preliminary stage, management believes that the accusations are without merit. On June 30, 2000, the Company filed a Motion to Dismiss the action in the Federal District Court in Rhode Island. The motion is before the court.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: May 11, 2001	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 11, 2001	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer