Form 10-Q
period 2001-06-30
CROSS A T CO
filed 2001-08-10
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001:
		Class A common stock - Class B common stock -	15,181,102 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 30, 2000
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 12,400	$ 13,800
Short-Term Investments	7,357	10,929
Accounts Receivable	20,051	30,066
Inventories:
Finished Goods	10,060	9,266
Work in Process	6,951	5,375
Raw Materials	5,498	4,458
	22,509	19,099
Deferred Income Taxes	8,127	8,127
Other Current Assets	4,223	2,915
TOTAL CURRENT ASSETS	74,667	84,936

PROPERTY, PLANT AND EQUIPMENT	120,122	119,958
Less Allowances for Depreciation	89,431	87,933
	30,691	32,025
INVESTMENTS	0	5,000
DEFERRED INCOME TAXES	308	562
INTANGIBLES AND OTHER ASSETS	6,312	5,318
TOTAL ASSETS	$ 111,978	$ 127,841

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable to Bank	$ 2,000	$ 0
Accounts Payable, Accrued Expenses and Other Liabilities	14,762	22,577
Accrued Compensation and Related Taxes	3,623	4,746
Contributions Payable to Employee Benefit Plans	7,827	9,175
Restructuring Liabilities	3,707	8,597
Income Taxes Payable	0	767
TOTAL CURRENT LIABILITIES	31,919	45,862

ACCRUED WARRANTY COSTS	4,688	4,693
COMMITMENTS AND CONTINGENCIES (NOTE I)	0	0
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,957,383 Shares Issued and 15,181,102
Shares Outstanding at June 30, 2001 and
15,899,620 Shares Issued and 15,240,205
Shares Outstanding at December 30, 2000	15,957	15,900
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at June 30, 2001 and December 30, 2000	1,805	1,805
Additional Paid-In Capital	15,431	15,140
Unearned Stock-Based Compensation	(140)	(282)
Retained Earnings	54,186	55,875
Accumulated Other Comprehensive Loss	(1,554)	(1,672)
	85,685	86,766
Treasury Stock, at Cost	(10,314)	(9,480)
TOTAL SHAREHOLDERS' EQUITY	75,371	77,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 111,978	$ 127,841

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

	(In Thousands, Except per Share Data)

Net Sales	$ 27,332	$ 28,427	$ 57,524	$ 56,784
Cost of Goods Sold	12,466	14,051	27,110	27,829
Gross Profit	14,866	14,376	30,414	28,955

Selling, General and Administrative Expenses	13,354	13,120	26,018	25,990
Research and Development Expenses	516	524	1,003	816
Service and Distribution Costs	695	502	1,238	1,068
Restructuring Charges	(40)	0	(72)	14,791
Operating Income (Loss)	341	230	2,227	(13,710)

Interest and Other	(5,727)	582	(5,353)	4,193

Income (Loss) from Continuing Operations
Before Income Taxes	(5,386)	812	(3,126)	(9,517)

Income Tax Expense (Benefit)	(2,085)	163	(1,407)	(1,903)

Income (Loss) from Continuing Operations	(3,301)	649	(1,719)	(7,614)

Income from Discontinued Operations
(Net of Income Taxes)	30	56	30	56

Net Income (Loss)	$ (3,271)	$ 705	$ (1,689)	$ (7,558)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.19)	$ 0.04	$(0.10)	$(0.46)
Discontinued Operations	0.00	0.00	0.00	0.00
Net Income (Loss) Per Share	$(0.19)	$ 0.04	$(0.10)	$(0.46)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings (Loss) Per Share	16,753	16,581	16,768	16,582
Effect of Dilutive Securities:
Common Stock Equivalents	- ( A )	138	- ( A )	- ( A )
Denominator for Diluted Earnings (Loss) Per Share	16,753	16,719	16,768	16,582

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	July 1, 2000

	(In Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities:
Net Cash (Used in) Provided by Continuing Operations	$ (3,236)	$ 7,889
Net Cash Provided by Discontinued Operations	30	146
Net Cash (Used in) Provided by Operating Activities	(3,206)	8,035

Investing Activities:
Proceeds from Sale of NeoMedia Shares	0	5,062
Exercise of NeoMedia Warrants	0	(1,200)
Purchase of Shares in DigitalConvergence.:Com Inc.	0	(5,000)
Additions to Property, Plant and Equipment	(3,177)	(1,608)
Purchase of Short-Term Investments	(6,599)	0
Sale or Maturity of Short-Term Investments	10,264	5,658
Net Cash Provided by Investing Activities	488	2,912

Financing Activities:
Proceeds from Bank Borrowings	3,000	0
Repayment of Bank Borrowings	(1,000)	(5,800)
Purchase of Treasury Stock	(683)	0
Proceeds from Sale of Class A Common Stock	348	18
Net Cash Provided by (Used in) Financing Activities	1,665	(5,782)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(347)	(245)

Increase (Decrease) in Cash and Cash Equivalents	(1,400)	4,920

Cash and Cash Equivalents at Beginning of Period	13,800	12,843

Cash and Cash Equivalents at End of Period	$ 12,400	$ 17,763

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring and restructuring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the twelve months ending December 29, 2001. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

NOTE B - Restructuring Charges and Loss on Impairment of Assets

In fiscal 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international quality writing instrument operations. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish manufacturing and distribution facility and reorganized its European operations.

In the second quarter of 2001, the Company recorded a favorable change of $11,000 in the estimated expenses of the restructuring plan, a $40,000 reduction to Restructuring Charges, offset by a $29,000 inventory write down charged to Cost of Goods Sold.

The following is a tabular presentation of the Restructuring Liabilities:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balance at December 30, 2000	$ 5,854	$ 1,524	$ 1,219	$ 8,597
Changes in Estimate and Foreign Exchange Effects	(397)	4	(83)	(476)
Cash Payments	(663)	(156)	0	(819)
Balance at March 31, 2001	4,794	1,372	1,136	7,302
Changes in Estimate and Foreign Exchange Effects	(25)	(236)	(69)	(330)
Cash Payments	(2,916)	(349)	0	(3,265)
Balance at June 30, 2001	$ 1,853	$ 787	$ 1,067	$ 3,707

NOTE C - Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended June 30, 2001 and July 1, 2000 follows:

	Three Months	Three Months	Six Months	Six Months
(In Thousands)	Ended	Ended	Ended	Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net Income (Loss)	$ (3,271)	$ 705	$ (1,689)	$ (7,558)
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized Gain (Loss) on Investment	100	(447)	426	(186)
Foreign Currency Translation Adjustments	97	(187)	(308)	(367)
Comprehensive Income (Loss)	$ (3,074)	$ 71	$ (1,571)	$ (8,111)

NOTE D - Marketable Equity Securities and Investments

NeoMedia Technologies, Inc. ("NeoMedia")
In the second quarter of 2001, the Company recorded a pre-tax loss of approximately $914,000 relating to its investment in NeoMedia. We believe that our investment has experienced a decline in value that, in our opinion, is other than temporary. This belief is due to unfavorable market conditions for such technology stocks. At June 30, 2001, the Company had 250,897 shares of NeoMedia common stock at a market value of approximately $489,000. These securities are classified as available-for-sale and are included in Other Current Assets. The loss on the Company's investment in NeoMedia shares was recorded in Interest and Other and included in the Pen Computing Group segment.

DigitalConvergence.:Com Inc. ("DCCI")
In the second quarter of 2000, the Company invested $5 million in DCCI, a Delaware company, in exchange for 237,079 shares of DCCI's Series B Convertible Preferred Stock and 316,255 shares of Series C Convertible Preferred Stock. On March 21, 2001, DCCI withdrew the S-1 Registration Statement previously filed with the Securities and Exchange Commission ("SEC") on April 28, 2000 and amendments to such Registration Statement on September 26, 2000 and November 13, 2000.

We believe that our investment has experienced a decline in value that, in our opinion, is other than temporary. This belief is due to the uncertainty surrounding DCCI's ability to secure sufficient additional funding or to complete an IPO. As such, in the second quarter of 2001, we recorded a loss provision equal to our initial investment. The loss has been recorded in Interest and Other and is included in the Pen Computing Group segment.

NOTE E - Discontinued Operations

Timepieces:
In 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The Company terminated this license agreement on or about July 18, 2000.

During the second quarters of 2001 and 2000, the Company recorded income from discontinued operations of approximately $30,000 and $56,000, respectively.

The following table sets forth summary information relating to timepieces:

	Three Months	Three Months	Six Months	Six Months
(In Thousands)	Ended	Ended	Ended	Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net Sales	$ 0	$ 68	$ 0	$ 68
Costs and Expenses	(46)	(2)	(46)	(2)
Operating Income Before Income Taxes	46	70	46	70
Income Tax Expense Related to Operations	16	14	16	14
Operating Income	$ 30	$ 56	$ 30	$ 56

NOTE F - Segment Information

The Company has two reportable segments, Quality Writing Instruments ("QWI") and Pen Computing Group ("PCG"). The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to notes A and L in the Company's annual report on Form 10-K for the year ended December 30, 2000. Following is the segment information for the Company for the three and six month periods ended June 30, 2001 and July 1, 2000:

Three Months		Three Months	Six Months	Six Months
(In Thousands)	Ended	Ended	Ended	Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Revenues from External Customers:
Quality Writing Instruments	$ 26,930	$ 26,831	$ 55,977	$ 54,649
Pen Computing Group	402	1,596	1,547	2,135
Total	$ 27,332	$ 28,427	$ 57,524	$ 56,784

Segment Profit (Loss):
Quality Writing Instruments	$ 1,129	$ 891	$ 3,589	$ (12,802)
Pen Computing Group	(6,515)	(79)	(6,715)	3,285
Total	$ (5,386)	$ 812	$ (3,126)	$ (9,517)

Segment Assets:
Quality Writing Instruments			$ 108,570
Pen Computing Group			$ 3,408

The decrease in QWI segment assets since December 30, 2000 was due largely to a reduction in trade accounts receivable.

The decrease in PCG segment assets since December 30, 2000 was due primarily to the write down of investments in DCCI and NeoMedia.

NOTE G - Line of Credit

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

NOTE H - New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The Company implemented this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded a pre-tax loss in the second quarter ended June 30, 2001 of approximately $10,000 as a result of implementing SFAS 133.

On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001. Management does not believe the adoption of SFAS No. 141 will have a significant impact on its consolidated financial position or results of operations.

On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals.

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these remediation proposals and remediation activities began in the second quarter of 2001.

In 2000, the Company was advised by its environmental consultants that elevated levels of certain contaminants were found in soil and groundwater at the Company's Irish facility. These conditions have been reported to the regulatory authorities in Ireland and additional investigation is ongoing. A proposed remediation program has been developed and will be presented to the Irish EPA in the third quarter of 2001. At June 30, 2001, there was approximately $1.3 million in Accrued Expenses and Other Liabilities for these remediation costs.

The Company is involved in various litigation and legal matters, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Second Quarter 2001 Compared to Second Quarter 2000

Net sales for the second quarter of 2001 were $27.3 million, a decrease of 3.9% as compared to the second quarter of 2000. Total Quality Writing Instrument ("QWI") sales for the quarter of $26.9 million increased 0.4% from the prior year. Domestic writing instrument sales were $13.3 million, an increase of 2.4% as compared to the second quarter of 2000, while international writing instrument sales of $13.6 million decreased 1.6% as compared to the 2000 period. Sales by the Pen Computing Group ("PCG") during the second quarter of 2001 were $402,000 as compared to $1.6 million in the second quarter of 2000.

Domestic retail writing instrument sales increased 9.7% in the quarter, due primarily to the retail performance of new products, Morph™, ion™ and ATX™, and gaining new distribution channels. The increase in retail sales was offset by a decline in OEM revenue and an 8.6% decline in sales by the domestic special markets division, which represents approximately 30% of the business in the U.S., as a result of corporations closely monitoring discretionary spending.

The second quarter decrease in international writing instrument sales was largely the result of a 4.1% decrease in the Europe, Middle East and Africa ("EMEA") region sales. The EMEA decrease was entirely due to the adverse effect of exchange rates; excluding this impact, sales in this market increased by 1.9%. Asian sales increased 2.6% in the quarter. The adverse effect of foreign exchange, due to the stronger U.S. dollar, had the effect of lowering Asian sales by approximately 9 percentage points. Sales in Canada and Latin America were down 2.1% as compared to the second quarter of 2000.

PCG revenue declined 74.8% in the quarter. In the second quarter of 2001, revenue was primarily related to OEM orders for digital pens and the sale of Cross :Convergence™ pens. In the second quarter of 2000, PCG revenue included a large OEM order for CrossPads® , a product discontinued in 1999, and the sale of other discontinued products. The Company's focus for the PCG segment will be to generate sustainable demand for profitable revenue from OEM sales while pursuing opportunities for the Convergence Pen that do not require the participation of DCCI.

The gross profit margin for the second quarter of 2001 was 54.4%, 3.8 percentage points higher than the 50.6% margin for the comparable period last year. Writing instruments margins were 4.3 percentage points higher, while PCG margins were substantially lower as compared to the second quarter of 2000. The improvement in writing instrument margins in the quarter is due, in part, to the efficiencies obtained from restructuring. PCG gross margins were negative, due to the effect of certain fixed manufacturing expenses in the quarter and the low sales volume.

Selling, general and administrative ("SG&A") expenses for the second quarter of 2001 were 1.8% higher than last year.

Research and development ("R&D") expenses were 1.5% less than the second quarter of last year.

Service and distribution ("S&D") expenses were approximately 38% above the same period last year. QWI S&D expenses for the second quarter were approximately 58% higher than the same period of 2000, as products are now distributed into Europe entirely from the U.S. instead of from Ireland.

In the second quarter of 2001, the Company recorded a favorable change of $11,000 in the estimated expenses of the restructuring plan, a $40,000 reduction to Restructuring Charges, offset by a $29,000 inventory write down charged to Cost of Goods Sold.

In the second quarter of 2001, Interest and other was an expense of $5.7 million as compared to $582,000 of income in the second quarter of 2000. Included in the second quarter results was a $5.9 million write down of the Company's investments in DCCI and NeoMedia. Interest income was lower in the second quarter of 2001 as compared to 2000, due largely to lower invested funds as well as interest on income tax refunds received in the second quarter of 2000. Interest expense was lower in the second quarter of 2001 as compared to 2000, due to the lower level of borrowings in the current year.

The Company recorded an income tax benefit at a rate of 38.7% on the loss from continuing operations in the second quarter of 2001 as compared to a 20.1% income tax expense on income from continuing operations in the same period of 2000. For further discussion of the Company's income tax rate refer to "Results of Operations Six Months Ended June 30, 2001 Compared to July 1, 2000."

Results of Operations Six Months Ended June 30, 2001 Compared to July 1, 2000

Net sales for the six month period ended June 30, 2001 were $57.5 million, an increase of 1.3% as compared to the same period in 2000. Total QWI sales of $56.0 million increased 2.4% over the prior year. Domestic writing instrument sales were $26.2 million for the first six months, 2.9% higher than the comparable period last year. International writing instrument sales of $29.8 million were 2.0% higher than the comparable period in 2000. Sales by PCG were $1.5 million for the six months ended June 30, 2001, or 27.5% lower than the 2000 period.

The increase in domestic writing instrument sales was due primarily to the favorable impact of new products, Morph, ion, and ATX, through the Company's retail sales division, offset by declines in OEM revenue and sales by the special markets division.

International revenues increased as a result of the higher sales in all markets except Asia. Asia revenue declined 1.2% for the six months ended June 30, 2001. Excluding the impact of unfavorable exchange rates, Asian sales would have increased by 6.1%. EMEA sales, which were flat with 2000, would have increased by 6.0% excluding the effect of unfavorable exchange rates. Canada and Latin America sales increased by 23.5% and 11.4%, respectively.

The 27.5% decline in year-to-date PCG revenue from the prior year was due primarily to a large OEM order for CrossPads in 2000, a product that was discontinued in 1999.

The gross profit margin for the first six months of 2001 was 52.9%, 1.9 percentage points higher than the 51.0% gross margin reported for the comparable period last year. QWI gross margins were higher by 3.0 percentage points, due to manufacturing efficiencies as a result of the restructuring and the effect of the higher sales volume and certain fixed manufacturing expenses.

SG&A expenses for the first six months of 2001 were about even with the prior year.

R&D expenses in the first six months of 2001 were higher than the same 2000 period by 22.9%. This was due largely to expenditures for the development of PCG products this year as compared to zero R&D expenditures last year.

S&D expenses were 15.9% above the same period last year, due to higher QWI S&D expenses, as all distribution into the European markets is now from the U.S. instead of from Ireland.

In the first six months of 2001, the Company recorded a favorable change of $43,000 in the estimated expenses of the restructuring plan, which consisted of a $72,000 reduction to Restructuring Charges, offset by a $29,000 inventory write down charged to Cost of Goods Sold. In the first six months of 2000, the Company recorded $15.3 million of restructuring charges and loss on impairment of assets. Approximately $14.8 million related to severance and related expenses, impairment of assets and other, while approximately $500,000 of inventory write down was charged to Cost of Goods Sold.

Interest and other for the first six months of 2001 was an expense of $5.4 million as compared to income of $4.2 million in 2000. This was due almost entirely to activity relating to the Company's investments. In the second quarter of 2001, the Company recorded a loss of approximately $5.9 million, due to the decline in value of DCCI and NeoMedia. In the first six months of 2000, the Company recorded an approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia. Future gain or loss on the sale of the remaining 250,897 shares of NeoMedia common stock depends on market conditions and cannot be predicted. Interest income was 56.0% lower than 2000, due largely to lower invested funds and interest on income tax refunds received in the second quarter of 2000. Interest expense was lower in the first six months of 2001 as compared to 2000, due to lower levels of borrowing.

The Company recorded an income tax benefit of 45% on the loss from continuing operations in the first six months of 2001 as compared to the 2000 income tax benefit of 20%. This is the Company's best estimate of the effective tax rate for the full year 2001. The increase in the full year estimated tax rate was due primarily to the unfavorable tax treatment of the $5.9 million loss provision recorded on the investments in DCCI and NeoMedia in the second quarter, as both investments utilized offshore funds that were held in a tax-favored jurisdiction.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("cash") decreased approximately $5.0 million from December 30, 2000 to $19.8 million at June 30, 2001. Cash available for domestic operations approximated $2.6 million, while cash held offshore approximated $17.2 million at June 30, 2001. In 1999, the Company determined that approximately $15.0 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of June 30, 2001, approximately $9.4 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S.; hence, no additional deferred taxes were recorded during the first six months of 2001.

Accounts receivable decreased since the end of 2000 by $10.0 million to $20.1 million, primarily due to cash collected in January 2001 from customers who took advantage of the Company's 2000 extended dating program. This program allowed domestic customers to defer payments on certain 2000 purchases to 2001. This program was similar to holiday season extended dating programs that have been offered in past years.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. At June 30, 2001, there was $2.0 million outstanding under this line.

In the first six months of 2001, approximately $4.1 million of restructuring charges were paid. Total cash payments through June 30, 2001, related to restructuring, approximated $11.1 million. The total cash portion of the restructuring is expected to approximate $14.8 million. The Company expects that cash payments will be substantially completed in 2001.

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

At June 30, 2001, the Company had repurchased 90,200 shares of stock for $683,000.

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs and the cash requirements of the restructuring plan and the stock repurchase plan.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The Company implemented this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded a pre-tax loss in the second quarter ended June 30, 2001 of approximately $10,000 as a result of implementing SFAS 133.

On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001. Management does not believe the adoption of SFAS No. 141 will have a significant impact on its consolidated financial position or results of operations.

On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (including but not limited to the expected results of litigation and statements related to available working capital). In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the uncertainty of the domestic market, the inherent uncertainty of foreign markets, the uncertainty related to litigation, consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with certain of such new products, the success of the Company's restructuring plan, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 26, 2001 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 13,520,504 Class A shares in favor, 188,927 against, 144,286 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	13,457,418	396,299
	Andrew J. Parsons	13,460,927	392,790
	James C. Tappan	13,460,394	393,323

	The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

	Bradford R. Boss
	Russell A. Boss
	David G. Whalen
	John E. Buckley
	Bernard V. Buonanno, Jr.
	Terrence Murray

c.	Appointment of Independent Auditors

A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 29, 2001 was approved by the unanimous vote of 1,804,800 Class B shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 10, 2001	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 10, 2001	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer