Form 10-Q
period 2001-09-29
CROSS A T CO
filed 2001-11-09
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2001 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 29, 2001:
		Class A common stock - Class B common stock -	14,985,468 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2001	December 30, 2000
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 12,455	$ 13,800
Short-Term Investments	8,844	10,929
Accounts Receivable	21,096	30,066
Inventories:
Finished Goods	9,849	9,266
Work in Process	6,854	5,375
Raw Materials	5,133	4,458
	21,836	19,099
Deferred Income Taxes	8,127	8,127
Other Current Assets	3,658	2,915
TOTAL CURRENT ASSETS	76,016	84,936

PROPERTY, PLANT AND EQUIPMENT	121,166	119,958
Less Allowances for Depreciation	90,439	87,933
	30,727	32,025
INVESTMENTS	0	5,000
DEFERRED INCOME TAXES	503	562
INTANGIBLES AND OTHER ASSETS	6,292	5,318
TOTAL ASSETS	$ 113,538	$ 127,841

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable to Bank	$ 1,500	$ 0
Accounts Payable, Accrued Expenses and Other Liabilities	17,178	22,577
Accrued Compensation and Related Taxes	4,371	4,746
Contributions Payable to Employee Benefit Plans	7,883	9,175
Restructuring Liabilities	2,939	8,597
Income Taxes Payable	0	767
TOTAL CURRENT LIABILITIES	33,871	45,862

ACCRUED WARRANTY COSTS	4,688	4,693
COMMITMENTS AND CONTINGENCIES (NOTE J)	0	0
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,967,549 Shares Issued and 14,985,468
Shares Outstanding at September 29, 2001 and
15,899,620 Shares Issued and 15,240,205
Shares Outstanding at December 30, 2000	15,968	15,900
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at September 29, 2001 and December 30, 2000	1,805	1,805
Additional Paid-In Capital	15,487	15,140
Unearned Stock-Based Compensation	(87)	(282)
Retained Earnings	55,204	55,875
Accumulated Other Comprehensive Loss	(1,600)	(1,672)
	86,777	86,766
Treasury Stock, at Cost	(11,798)	(9,480)
TOTAL SHAREHOLDERS' EQUITY	74,979	77,286
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 113,538	$ 127,841

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In Thousands, Except per Share Data)

Net Sales	$ 27,805	$ 31,227	$ 85,329	$ 88,011
Cost of Goods Sold	13,574	16,356	40,684	44,185
Gross Profit	14,231	14,871	44,645	43,826

Selling, General and Administrative Expenses	10,801	11,482	36,819	37,472
Research and Development Expenses	516	548	1,519	1,364
Service and Distribution Costs	1,198	513	2,436	1,581
Restructuring Charges and Loss on Impairment of Assets	10	(555)	(62)	14,236
Operating Income (Loss)	1,706	2,883	3,933	(10,827)

Interest and Other	146	524	(5,207)	4,717

Income (Loss) from Continuing Operations
Before Income Taxes	1,852	3,407	(1,274)	(6,110)

Income Tax Expense (Benefit)	834	1,292	(573)	(611)

Income (Loss) from Continuing Operations	1,018	2,115	(701)	(5,499)

Income from Discontinued Operations
(Net of Income Taxes)	0	15	30	71

Net Income (Loss)	$ 1,018	$ 2,130	$ (671)	$ (5,428)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 0.06	$ 0.13	$(0.04)	$(0.33)
Discontinued Operations	0.00	0.00	0.00	0.00
Net Income (Loss) Per Share	$ 0.06	$ 0.13	$(0.04)	$(0.33)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings (Loss) Per Share	16,674	16,719	16,752	16,628
Effect of Dilutive Securities:
Common Stock Equivalents	269	138	- ( A )	- ( A )
Denominator for Diluted Earnings (Loss) Per Share	16,943	16,857	16,752	16,628

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 29, 2001	September 30, 2000

	(In Thousands of Dollars)
Cash Provided By (Used In):

Operating Activities:
Net Cash Provided by Continuing Operations	$ 1,574	$ 2,718
Net Cash Provided by Discontinued Operations	30	92
Net Cash Provided by Operating Activities	1,604	2,810

Investing Activities:
Proceeds from Sale of NeoMedia Shares	22	5,062
Exercise of NeoMedia Warrants	0	(1,200)
Purchase of Shares in DigitalConvergence.:Com Inc.	0	(5,000)
Additions to Property, Plant and Equipment	(4,830)	(2,819)
Purchase of Short-Term Investments	(10,698)	0
Sale or Maturity of Short-Term Investments	12,914	6,057
Net Cash (Used in) Provided by Investing Activities	(2,592)	2,100

Financing Activities:
Proceeds from Bank Borrowings	3,000	0
Repayment of Bank Borrowings	(1,500)	(6,800)
Purchase of Treasury Stock	(2,172)	0
Proceeds from Sale of Class A Common Stock	415	120
Net Cash Used in Financing Activities	(257)	(6,680)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(100)	(505)

Decrease in Cash and Cash Equivalents	(1,345)	(2,275)

Cash and Cash Equivalents at Beginning of Period	13,800	12,843

Cash and Cash Equivalents at End of Period	$ 12,455	$ 10,568

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2001

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring and restructuring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the twelve months ending December 29, 2001. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

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

In the third quarter of 2001, the Company recorded an unfavorable change of approximately $10,000 in the estimated liabilities of the restructuring plan.

The following is a tabular presentation of the Restructuring Liabilities:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balance at December 30, 2000	$ 5,854	$ 1,524	$ 1,219	$ 8,597
Changes in Estimate and Foreign Exchange Effects	(397)	4	(83)	(476)
Cash Payments	(663)	(156)	0	(819)
Balance at March 31, 2001	4,794	1,372	1,136	7,302
Changes in Estimate and Foreign Exchange Effects	(25)	(236)	(69)	(330)
Cash Payments	(2,916)	(349)	0	(3,265)
Balance at June 30, 2001	1,853	787	1,067	3,707
Changes in Estimate and Foreign Exchange Effects	42	74	76	192
Cash Payments	(550)	(410)	0	(960)
Balance at September 29, 2001	$ 1,345	$ 451	$ 1,143	$ 2,939

NOTE C - Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 29, 2001 and September 30, 2000 follows:

	Three Months	Three Months	Nine Months	Nine Months
(In Thousands)	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
Net Income (Loss)	$ 1,018	$ 2,130	$ (671)	$ (5,428)
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized Gain (Loss) on Investment	(222)	86	204	(100)
Foreign Currency Translation Adjustments	176	(124)	(132)	(491)
Comprehensive Income (Loss)	$ 972	$ 2,092	$ (599)	$ (6,019)

NOTE D - Marketable Equity Securities and Investments

NeoMedia Technologies, Inc. ("NeoMedia")
In the second quarter of 2001, the Company recorded a pre-tax loss of approximately $914,000 relating to its investment in NeoMedia. The Company believed that its investment experienced a decline in value that, in the Company's opinion, was other than temporary. This belief was due to unfavorable market conditions for such technology stocks. In the third quarter of 2001, the Company sold approximately 18,000 shares of NeoMedia, generating approximately $22,000 of proceeds and a pre-tax loss of approximately $13,000. The loss from the sale of these shares as well as the loss from the other than temporary decline in value was recorded in Interest and Other and included in the Pen Computing Group segment. At September 29, 2001, the Company had 232,797 shares of NeoMedia common stock at a market value of approximately $51,000. These securities are classified as available-for-sale and are included in Other Current Assets. The unrealized loss in the third quarter of 2001 on the Company's investment in Neomedia has been recorded, net of tax, as part of Accumulated Other Comprehensive Loss.

DigitalConvergence.:Com Inc. ("DCCI")
In the second quarter of 2000, the Company invested $5 million in DCCI, a privately held internet technology company that was planning an initial public offering ("IPO"). On March 21, 2001, DCCI withdrew the S-1 Registration Statement previously filed with the Securities and Exchange Commission on April 28, 2000 and amendments to such Registration Statement on September 26, 2000 and November 13, 2000. In the second quarter of 2001, the Company believed that its investment experienced a decline in value that, in its opinion, was other than temporary. This belief was due to the uncertainty surrounding DCCI's ability to secure sufficient additional funding or to complete an IPO. As such, in the second quarter of 2001, the Company recorded a loss provision equal to its initial investment. The loss has been recorded in Interest and Other and included in the Pen Computing Group segment.

NOTE E - Discontinued Operations

Timepieces:
In 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The Company terminated this license agreement on or about July 18, 2000.

NOTE F - Segment Information

The Company has two reportable segments, Quality Writing Instruments ("QWI") and Pen Computing Group ("PCG"). The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to notes A and L in the Company's annual report on Form 10-K for the year ended December 30, 2000. Following is the segment information for the Company for the three and nine month periods ended September 29, 2001 and September 30, 2000:

Three Months		Three Months	Nine Months	Nine Months
(In Thousands)	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
Revenues from External Customers:
Quality Writing Instruments	$ 27,202	$ 30,523	$ 83,179	$ 85,172
Pen Computing Group	603	704	2,150	2,839
Total	$ 27,805	$ 31,227	$ 85,329	$ 88,011

Segment Profit (Loss):
Quality Writing Instruments	$ 2,335	$ 3,424	$ 5,924	$ (9,378)
Pen Computing Group	(483)	(17)	(7,198)	3,268
Total	$ 1,852	$ 3,407	$ (1,274)	$ (6,110)

Segment Assets:
Quality Writing Instruments			$ 111,024
Pen Computing Group			$ 2,514

The decrease in QWI segment assets since December 30, 2000 was due largely to a reduction in trade accounts receivable.

The decrease in PCG segment assets since December 30, 2000 was due primarily to the write down of investments in DCCI and NeoMedia.

NOTE G - Line of Credit

The Company currently has a $25 million unsecured line of credit with a bank. The Company is required to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand and bear interest at either the bank's prime lending rate or at one percent per annum (1.0%) in excess of the London Interbank Offering Rate ("LIBOR").

NOTE H - New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company implemented this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 has not had a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not impact the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company is required to implement SFAS No. 142 on January 1, 2002, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is required to implement SFAS No. 144 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

NOTE I - Stock Repurchase Plan

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At September 29, 2001, the Company had repurchased 297,000 shares of stock for approximately $2.2 million under this plan.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals. The Plaintiff's appeal is still pending.

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these remediation proposals and remediation activities began in the second quarter of 2001. Subsequent quarterly remediation testing is currently being performed per the approved remediation proposal.

In 2000, the Company was advised by its environmental consultants that elevated levels of certain contaminants were found in soil and ground water at the Company's Irish facility. These conditions were reported to the regulatory authorities in Ireland and an investigation commenced. A proposed remediation program was developed and presented to the Irish EPA in the third quarter of 2001. The Irish EPA has determined that soil remediation is unlikely to be necessary. At the request of the Irish EPA the Company is conducting pilot testing for approval of a remediation program for ground water contamination.

At September 29, 2001, there was approximately $1.5 million in Accrued Expenses and Other Liabilities for these remediation programs.

In August 2001, a dissolved subsidiary of the Company was named as a defendant in the Superior Court of the State of California in an action by the California Consumer Justice Center, a not-for-profit corporation. The suit alleges that the dissolved subsidiary of the Company affixed an improper label to certain non-Cross products sold in the State of California. The remedies sought are unspecified.

The Company is involved in various litigation and legal matters, which have arisen in the ordinary course of business. Management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Third Quarter 2001 Compared to Third Quarter 2000

Net sales for the third quarter of 2001 were $27.8 million, a decrease of 11.0% as compared to the third quarter of 2000. Total Quality Writing Instrument ("QWI") sales for the quarter of $27.2 million decreased 10.9% from the prior year. Domestic writing instrument sales were $13.0 million, a decrease of 15.5% as compared to the third quarter of 2000, and international writing instrument sales of $14.2 million decreased 6.2% as compared to the 2000 period. Sales by the Pen Computing Group ("PCG") during the third quarter of 2001 were $603,000 compared to $704,000 in the third quarter of 2000.

Domestic retail writing instrument sales declined 6.7% in the quarter due to a slowing U.S. economy and a delay in the timing of some holiday orders. In the Company's special markets division (sales to corporate and recognition accounts), sales decreased 21.5% as many corporations reduced their discretionary spending. OEM revenue declined 67.4%, the result of a substantial reduction in demand that the Company's primary customer in this business has experienced.

The third quarter decrease in international writing instrument sales was largely the result of a 10.6% decrease in sales to the Asian markets and a 6.9% decrease in the Europe, Middle East and Africa ("EMEA") region sales. The Asian markets continued to be adversely affected by poor economic conditions as well as declining tourist travel in certain areas that has adversely impacted the region's duty free business. The adverse effect of foreign exchange had the effect of lowering Asian sales by 5.6 percentage points as compared to the third quarter of 2000. The EMEA decrease was due, in part, to the unrest in the Middle East markets, a slowdown in corporate gift business and a delay in timing of holiday orders. Latin America sales were down 4.1% in the quarter while sales to the Canadian markets were up 11.2% as compared to the third quarter of 2000.

PCG revenue declined 14.3% in the third quarter of 2001 as compared to the same period last year. Revenue was primarily OEM orders for digital pens whereas there were some sales of discontinued PCG products in the third quarter of 2000.

The gross profit margin for the third quarter of 2001 was 51.2%, 3.6 percentage points higher than the 47.6% margin for the comparable period last year. Writing instruments margins were 5.1 percentage points higher, while PCG margins were substantially lower as compared to the third quarter of 2000. The improvement in writing instrument margins in the quarter was due largely to the impact of consolidating writing instrument manufacturing in the U.S. and the effect of strict cost controls. PCG gross margins were negative, due to the effect of certain fixed manufacturing expenses in the quarter combined with the low sales volume.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2001 were 5.9% below third quarter 2000, also a result of cost controls.

Research and development ("R&D") expenses were 5.8% lower than the third quarter of 2000, due to a reduction in R&D spending in the PCG segment, offset by an 8.1% increase in QWI R&D spending.

Service and distribution ("S&D") expenses of approximately $1.2 million were approximately $685,000 higher than the comparable period last year. Due to the closure of the manufacturing and distribution facility in Ireland, QWI products are now distributed into Europe entirely from the U.S.

In the third quarter of 2001, the Company recorded an unfavorable change of $10,000 in the estimated liabilities of the restructuring plan as compared to a favorable change of $555,000 in the estimate recorded in last year's third quarter.

In the third quarter of 2001, Interest and other income was $146,000 as compared to income of $524,000 in the third quarter of 2000. The lower income was due to lower interest income and lower unrealized gains on trading securities in the third quarter of 2001 as compared to the third quarter of 2000.

The Company recorded income tax expense at a rate of 45% on the income from continuing operations in the third quarter of 2001 as compared to 38% in the same period of 2000. For further discussion of the Company's income tax rate refer to "Results of Operations Nine Months Ended September 29, 2001 Compared to September 30, 2000."

Results of Operations Nine Months Ended September 29, 2001 Compared to September 30, 2000

Net sales for the nine month period ended September 29, 2001 were $85.3 million, a decrease of 3.0% as compared to the nine month period in 2000. Total QWI sales of $83.2 million decreased 2.3% compared to the prior year. Domestic writing instrument sales were $39.1 million for the first nine months, 4.0% lower than the comparable period last year. International writing instrument sales of $44.1 million were 0.8% lower than the comparable period in 2000. Sales by PCG were $2.1 million for the nine months ended September 29, 2001 or 24.3% lower than the 2000 period.

The Company's retail division sales were 2.8% higher than last year due largely to the favorable impact of new products such as Morph™, ion™, and ATX™, this year. Offsetting this was an approximate 51% decline in OEM revenue and an 8.5% decrease in sales by the Company's special markets division. The OEM revenue decline was the result of a substantial reduction in demand that the Company's primary customer in this business has experienced.

International revenues for the nine months ended September 29, 2001, were down by less than one percent compared to the same period last year. Asia sales declined 4.2% for the nine months ended September 29, 2001 and EMEA sales were 2.1% lower than in 2000. Canada and Latin America sales increased by 18.1% and 5.5%, respectively. Excluding the unfavorable impact of exchange due to a stronger U.S. dollar, international sales would have been approximately 3.6% higher than last year.

The 24.3% decline in year to date PCG revenue from the prior year was due primarily to a large OEM order for CrossPads in 2000, a product that was discontinued in 1999. In light of the continued poor performance of the PCG segment, the Company continues to evaluate the long term prospects of this business.

The gross profit margins for the first nine months of 2001 were 52.3%, 2.5 percentage points higher than the 49.8% gross margin for the comparable period last year. QWI gross margins were higher by 3.8 percentage points, due largely to the impact of consolidating writing instrument manufacturing in the U.S. and the effect of strict cost controls. PCG gross margins were negative for the nine months due to the effect of certain fixed manufacturing expenses and the low sales volume.

SG&A expenses for the first nine months of 2001 were 1.7% lower than the prior year.

R&D expenses in the first nine months of 2001 were higher than the 2000 period by 11.4%. This was due largely to the approximate 81% increase in year to date expenditures for the development of PCG products this year as compared to last year.

S&D expenses were 54.1% above the same period last year. Due to the closure of the manufacturing and distribution facility in Ireland, QWI products are now distributed into Europe entirely from the U.S.

In the first nine months of 2001, the Company recorded a favorable change of $33,000 in the estimated liabilities of the restructuring plan. This change consisted of a $62,000 reduction to Restructuring Charges, offset by a $29,000 inventory write down charged to Cost of Goods Sold. In the first nine months of 2000, the Company recorded $14.7 million of Restructuring Charges and Loss on Impairment of Assets. Approximately $14.2 million related to severance and related expenses, impairment of assets and other, while approximately $500,000 of inventory write down was charged to Cost of Goods Sold.

Interest and other for the first nine months of 2001 was an expense of $5.2 million as compared to income of $4.7 million in 2000. This was due almost entirely to activity relating to the Company's investments. In the second quarter of 2001, the Company recorded losses of approximately $5.9 million due to the other than temporary decline in value of DCCI and NeoMedia. In the third quarter of 2001 the Company recorded a $13,000 loss on the sale of a portion of the Company's shares in NeoMedia. In the first nine months of 2000, the Company recorded an approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia. Interest income was 54.6% lower than 2000, due to lower average levels of invested funds and lower interest rates as compared to 2000.

The Company recorded an income tax benefit of 45% on the loss from continuing operations in the first nine months of 2001 as compared to the 2000 income tax benefit of 10%. This is the Company's best estimate of the effective tax rate for the full year 2001. The full year estimated tax rate reflects the unfavorable tax treatment of the $5.9 million loss provision recorded on the investments in DCCI and NeoMedia in 2001, as both investments utilized offshore funds that were held in a tax-favored jurisdiction.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("cash") decreased approximately $3.4 million from December 30, 2000 to $21.3 million at September 29, 2001. Cash available for domestic operations approximated $2.5 million, while cash held offshore approximated $18.8 million at September 29, 2001. In 1999, the Company determined that approximately $15.0 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of September 29, 2001, approximately $9.4 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S.; hence, no additional deferred taxes were recorded during the first nine months of 2001.

Accounts receivable decreased since the end of 2000 by $9.0 million to $21.1 million, primarily due to cash collected in January 2001 from customers who took advantage of the Company's 2000 extended dating program. This program allowed domestic customers to defer payments on certain 2000 purchases to 2001. This program was similar to holiday season extended dating programs that have been offered in past years and that will be offered in 2001.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. At September 29, 2001, there was $1.5 million outstanding under this line.

In the first nine months of 2001, approximately $5.0 million of restructuring charges were paid. Total cash payments to date through September 29, 2001, related to the restructuring plan, approximated $12.1 million. The total cash portion of the restructuring is expected to approximate $15 million. The Company expects that cash payments will be substantially completed in 2001.

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At September 29, 2001, the Company had repurchased 297,000 shares of stock for approximately $2.2 million under this plan. Subsequent to September 29, 2001, up to the date of this filing the Company repurchased an additional 263,000 shares of stock for approximately $1.6 million.

The Company believes that its current level of working capital, along with the funds available from the line of credit, will be sufficient to meet the Company's normal operating needs and the cash requirements of the restructuring plan and the stock repurchase plan.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company implemented this statement in fiscal year 2001. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 has not had a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling of interests method. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not impact the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company is required to implement SFAS No. 142 on January 1, 2002, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is required to implement SFAS No. 144 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (including but not limited to the expected results of litigation, the anticipated benefits of strict cost controls and statements related to available working capital). In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the uncertainty of the domestic and foreign economies, the inherent uncertainty of foreign markets, the uncertainty related to litigation, consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with certain of such new products, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals. The Plaintiff's appeal is still pending.

In August 2001, a dissolved subsidiary of the Company was named as a defendant in the Superior Court of the State of California in an action by the California Consumer Justice Center, a not-for-profit corporation. The suit alleges that the dissolved subsidiary of the Company affixed an improper label to certain non-Cross products sold in the State of California. The remedies sought are unspecified.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: November 9, 2001	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 9, 2001	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer