Form 10-K
period 2001-12-29
CROSS A T CO
filed 2002-03-26
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001 or
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2002, computed by reference to the closing price on the American Stock Exchange on such date:
Class A common stock - Class B common stock -	$ 58,837,000 $ 0
(For this purpose all directors have been treated as affiliates)
The number of shares outstanding of each of the registrant's classes of common stock as of March 6, 2002:
Class A common stock - Class B common stock -	14,492,921 shares 1,804,800 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the 52 weeks ended December 29, 2001 are incorporated by reference into Parts I, II and IV. Portions of the definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Parts I and III.

PART I
Item 1.	BUSINESS

Business:
In 2001, A.T. Cross Company (the "registrant" or the "Company") had two reportable business segments: fine quality writing instruments and pen-based computing products. For certain financial information with respect to these segments, see Note L to the registrant's financial statements included in the annual report to shareholders for the 52 weeks ended December 29, 2001 (filed herewith as Exhibit 13 and hereinafter referred to as the "2001 Annual Report"), which note to such financial statements is hereby incorporated by reference.

The registrant manufactures fine writing instruments consisting of: ball-point and fountain pens, selectip rolling ball pens (which also accommodate a porous point refill), mechanical pencils, desk sets and various refills for each product type. The registrant's writing instruments are offered in a variety of styles and materials. The registrant also markets certain writing instrument accessories and a line of writing instruments sold under the licensed name Bill Blass® .. The registrant continues to be a market leader in the United States in fine writing instruments priced (suggested retail) from approximately $10 to $50. Products in this price range include: ion, ATX, Morph, MicroPen, Classic Century, Radiance, Solo and selected Century II writing instruments. The Cross Matrix, Townsend and Century II lines provide the registrant a presence in the $55 to $300 price range. The registrant emphasizes styling, innovation, craftsmanship and quality control in the design and production of its products. All of the registrant's writing instruments carry a full warranty of unlimited duration against mechanical failure. The registrant's writing instruments are packaged and sold as individual units or in matching sets. The registrant also sells single and double unit desk sets with bases made of various materials such as: onyx, marble and wood.

The registrant's writing instrument products are sold throughout the United States by manufacturer's agents or representatives to approximately 6,900 active retail and wholesale accounts. Retail accounts include: gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers and catalogue showrooms. The wholesale accounts distribute the registrant's products to retail outlets that purchase in smaller quantities.

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

Sales of the registrant's writing instrument products outside the United States during 2001 were made by the registrant and by its wholly-owned subsidiaries to foreign distributors and to retailers in Canada, Latin America, Europe, the Middle East, Africa and Asia.

Through 2001, the registrant also designed and manufactured electronic pen products through its Pen Computing Group ("PCG") in the United States. In 2001, PCG was significantly downsized. As a result, effective 2002, the efforts of the Pen Computing Group were incorporated into the Quality Writing Instrument research and development department. Under this revised structure, the Company continues to be an Original Equipment Manufacturer ("OEM") of electronic pens that facilitate electronic communication.

Raw Materials:
Most raw materials for production of writing instruments are obtained domestically. Some desk set base materials, fountain pen nibs, front sections, refill parts, certain finished caps and barrels, and some lacquer coating of metal shells are imported from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen nibs, front sections, cap components and certain coated shells are imported from Japan.

Raw materials for the production of PCG's products are obtained both domestically and from Asia.

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

Patents, Licenses and Trademarks:
The registrant, directly and through its subsidiaries, has certain writing instrument, timepiece and PCG trademark registrations and pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the frustoconical top of its writing instruments. The principal trademark "CROSS" is of fundamental importance to the business. The registrant holds certain United States and foreign writing instrument patents and/or has filed U.S. and foreign patent applications, including, but not limited to, its desk set units, Townsend series writing instruments, Solo and Radiance series writing instruments, Metropolis series writing instruments, Pinnacle series writing instruments, Morph series writing instruments, ion series writing instruments, fountain pens, mechanical pencil mechanisms, and ball-point pen mechanisms. The registrant also holds certain United States patents and has filed United States and foreign patent applications, covering certain of its PCG pen-based computer products. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.

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

Working Capital Requirements:
Writing instrument inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The registrant has offered in the past, and may offer in the future, extended payment terms to domestic writing instrument customers at certain points during the year, usually September through November. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report incorporated by reference herein for a discussion of the impact on results of operations of this practice.

Customers:
The registrant is not dependent upon any single customer for more than 10% of its consolidated revenues. The Company is dependent, however, on a group of large office supply accounts for a significant portion of its revenue. The loss of one or more of these customers could have a material adverse effect on the quality writing instrument segment. In 2001, sales to this group were approximately 18.6% of consolidated revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report incorporated herein by reference.

Backlog of Orders:
The backlog of orders is not a significant factor in the registrant's business.

Government Contracts:
Sales of the registrant's writing instrument products are made to military post exchanges and service centers, but the Company does not enter into any contracts that are subject to renegotiation or termination by the United States Government.

Competition:
The writing instrument field is highly competitive, in particular with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations.

The consumer electronics market for hand-held devices is highly competitive. The PCG segment's potential competitors have greater financial and technological resources.

See also the "New Products" and the "Technological Change; Intellectual Property" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report incorporated herein by reference.

Research and Development:
The registrant had expenditures for research and development of new products and improvement of existing products of approximately $2,000,000 in 2001, $1,891,000 in 2000, and $2,924,000 in 1999. For additional discussion of research and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report incorporated herein by reference.

Environment:
The registrant believes it is in substantial compliance with all Federal, State and local environmental laws and regulations. The registrant believes that future capital expenditures for environmental control facilities will not be material. See Note N to the registrant's financial statements included in the 2001 Annual Report, which note to such financial statements is incorporated herein by reference.

Employees:
The registrant had approximately 850 employees at December 29, 2001, of which approximately 150 were employed by international subsidiaries or branches.

International Operations and Export Sales:
Approximately 51% of the registrant's sales in 2001 were in international markets. The registrant's primary international markets are in Europe and Asia. Sales of writing instrument products to international distributors are subject to import duties in many countries. The operations of the registrant's international subsidiaries and branches are subject to the effects of currency fluctuations, to the availability of dollar exchange, to exchange control and to other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries, prior to the Revenue Reconciliation Act of 1993 (the "1993 Act"), generally are not subject to current United States Federal income and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States Federal and state income taxes. The 1993 Act added Internal Revenue Code Section 956A, which had the effect of subjecting a portion of current foreign earnings (i.e., earnings generated subsequent to the 1993 Act) to United States Federal taxation. See Note I and Note L to the registrant's financial statements included in the 2001 Annual Report, which notes to such financial statements are incorporated herein by reference. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report incorporated herein by reference.

Forward-Looking Statements:
See "Risks and Uncertainties; Forward-Looking Statements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report incorporated herein by reference. Statements contained herein that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. In addition to statements in this document that may be construed as forward-looking statements, there may be statements in other documents of the registrant and oral statements by representatives of the registrant to securities analysts or investors that may be construed as forward-looking statements about the business and new products, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to differ materially, including but not limited to the ability of the Company to generate consumer acceptance of various new products recently introduced and/or planned for introduction in the coming months, increases in the cost of or limitations in the supply of raw materials, changes in political and economic conditions in the United States or other countries in which the Company operates, interest and currency rate fluctuations, competitive product and pricing pressures, and inflation. These risks are discussed in the section of the 2001 Annual Report referred to above and incorporated herein by reference.

Executive Officers of the Registrant:
In addition to the nominees, directors and executive officers listed in the "Election of Directors" section of the registrant's definitive proxy statement for the 2002 annual meeting of shareholders, which section is incorporated by reference herein, the following are executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified):

				Year in Which First Held Office
Name		Age	Title

John T. Ruggieri	(1)	45	Senior Vice President, Treasurer and Chief Financial Officer President, Pen Computing Group	2001
Gary S. Simpson	(2)	50	Corporate Controller Chief Accounting Officer	1997
Tina C. Benik	(3)	42	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(4)	54	Vice President, Operations	1995
Joseph V. Bassi	(5)	49	Finance Director	1997
Sondra L. Wellmerling	(6)	42	Senior Vice President, Marketing and New Product Development	2000
Peter J. Leon	(7)	50	Vice President, Marketing and Sales, Americas	2000
Kieran J. Crowley	(8)	52	Vice President, EMEA	2001
Peter J. Canole	(9)	47	Vice President, Asia	2001
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

(7)

Prior to becoming Vice President, Marketing and Sales, Americas in 2000, Peter J. Leon was Director, Sales-U.S. from 1999 to 2000. From 1995 to 1999, Mr. Leon was the Vice President of Sales with the Southworth Company.

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

The registrant currently owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in its facility in Lincoln, Rhode Island. This facility, which is well maintained and in good repair, is currently being utilized in a manufacturing, distribution and administrative capacity for the writing instrument and PCG segments. The productive capacity of this facility is sufficient to meet the registrant's needs for the foreseeable future. The registrant's wholly-owned subsidiary, A. T. Cross Limited, owns an approximate 64,000 square foot facility in Ballinasloe, County Galway, Ireland. This facility, which has been well maintained and is in good repair, was closed as part of the Company's restructuring plan and placed for sale.

The registrant's operations in France, the United Kingdom, The Netherlands, Spain, Germany, Japan, Taiwan, Hong Kong and Miami all lease their administrative offices and/or warehouse space.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals. The appeal is before the First Circuit Court of Appeals. Oral argument was held February 8, 2002.

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the Section 10(b) and 20(a) claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. The Company maintains that the claims are without merit and will continue to vigorously contest the litigation.

No other legal proceedings are pending by or against the Company or any of its subsidiaries, which would have a material effect upon the Company's consolidated business and financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See "Market Information" in the 2001 Annual Report, which is incorporated by reference herein.

Item 6.	SELECTED FINANCIAL DATA

See "Five-Year Summary" in the 2001 Annual Report, which is incorporated by reference herein.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report, which is incorporated by reference herein.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures about Market Risk" in the 2001 Annual Report, which is incorporated by reference herein.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of its independent auditors thereon, set forth in the 2001 Annual Report, are incorporated by reference herein.

Quarterly Results of Operations (Unaudited) in Note P of the registrant's financial statements included in the 2001 Annual Report are incorporated by reference herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2002 annual meeting of shareholders, which sections are incorporated by reference herein. See also "Item 1. Business - Executive Officers of the Registrant" above.

Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2002 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2002 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the 2002 annual meeting of shareholders, which sections are incorporated by reference herein.

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

	(10.1)	A. T. Cross Company Deferred Compensation Plan (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended December 31, 1994)*
	(10.2)	A. T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994)*
	(10.3)	A. T. Cross Company Restricted Stock Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1995)*
	(10.4)	A. T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended December 31, 1997)*
	(10.5)	A. T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1998)*
	(10.6)	A. T. Cross Company Worldwide Executive Incentive Plan - 2002 *
	(11)	Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated Statements of Operations" section of the registrant's 2001 Annual Report)
	(13)	Annual Report to Shareholders for the 52 weeks ended December 29, 2001. Filed only in respect to the portions expressly incorporated by reference in this Form 10-K.
	(21)	Subsidiaries - incorporated by reference to the "Subsidiaries, Branches and Divisions" section of the registrant's 2001 Annual Report
	(23)	Consent of Deloitte & Touche LLP

*Management contract, compensatory plan or arrangement
(b)	No reports on Form 8-K were filed in the fourth quarter of 2001.

(c)	Exhibits - See Item (a)(3) above.

(d)	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Dated: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 26, 2002

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 26, 2002

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 26, 2002

/s/JOHN T. RUGGIERI (John T. Ruggieri)	Senior Vice President (Chief Financial Officer)	March 26, 2002

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 26, 2002

/s/JOHN E. BUCKLEY (John E. Buckley)	Director	March 26, 2002

_________________________ (Bernard V. Buonanno, Jr.)	Director

/s/ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 26, 2002

/s/TERRENCE MURRAY (Terrence Murray)	Director	March 26, 2002

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 26, 2002

/s/GALAL P. DOSS (Galal P. Doss)	Director	March 26, 2002

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

52 WEEKS ENDED DECEMBER 29, 2001

A. T. CROSS COMPANY

LINCOLN, RHODE ISLAND

FORM 10-K - ITEM 14(a)(1) and (2)

A. T. CROSS COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of A. T. Cross Company and subsidiaries, included in the 2001 Annual Report, are incorporated by reference in Item 8:

Consolidated Balance Sheets - December 29, 2001 and December 30, 2000

Consolidated Statements of Operations - Three Years in the Period Ended December 29, 2001

Consolidated Statements of Comprehensive Income (Loss) - Three Years in the Period Ended December 29, 2001

Consolidated Statements of Changes in Shareholders' Equity - Three Years in the Period Ended December 29, 2001

Consolidated Statements of Cash Flows - Three Years in the Period Ended December 29, 2001

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

A. T. CROSS COMPANY AND SUBSIDIARIES
COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions Describe		Balance at End of Period
Year Ended December 29, 2001
Deducted from asset account:
Allowance for doubtful accounts	$1,518,000	$ 734,055	$ 0	$ 697,055	(A)	$1,555,000
Year Ended December 30, 2000
Deducted from asset account:
Allowance for doubtful accounts	$ 1,352,000	$ 731,898	$ 0	$ 565,898	(A)	$1,518,000
Year Ended January 1, 2000
Deducted from asset account:
Allowance for doubtful accounts	$ 1,551,000	$ 801,346	$ 0	$ 1,000,346	(A)	$1,352,000

(A) Uncollectible accounts written off.

Independent Auditors' Report

To the Board of Directors and Stockholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the consolidated financial statements of A.T. Cross Company and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and for each of the three years in the period ended December 29, 2001, and have issued our report thereon dated February 14, 2002. Such financial statements and consolidated report are included in the Company's 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(d). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 14, 2002