Form 10-Q
period 2002-03-30
CROSS A T CO
filed 2002-05-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 30, 2002:
		Class A common stock - Class B common stock -	14,438,521 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2002	December 29, 2001
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 14,633	$ 12,651
Short-Term Investments	8,875	8,846
Accounts Receivable	20,161	27,924
Inventories:
Finished Goods	6,717	6,143
Work in Process	5,738	5,051
Raw Materials	2,627	2,729
	15,082	13,923
Deferred Income Taxes	5,278	5,281
Other Current Assets	3,427	4,064
TOTAL CURRENT ASSETS	67,456	72,689

PROPERTY, PLANT AND EQUIPMENT	122,721	121,568
Less Allowances for Depreciation	93,521	91,524
	29,200	30,044
GOODWILL	3,944	3,944
DEFERRED INCOME TAXES	2,376	2,379
INTANGIBLES, NET	713	731
OTHER ASSETS	1,365	1,446
TOTAL ASSETS	$ 105,054	$ 111,233

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable, Accrued Expenses and Other Liabilities	$ 13,034	$ 17,238
Accrued Compensation and Related Taxes	3,313	4,352
Contributions Payable to Employee Benefit Plans	7,713	7,586
Restructuring Liabilities	1,836	2,173
Income Taxes Payable	834	622
TOTAL CURRENT LIABILITIES	26,730	31,971

ACCRUED WARRANTY COSTS	4,686	4,687
COMMITMENTS AND CONTINGENCIES (NOTE H)	-	-
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
15,979,002 Shares Issued and 14,438,521
Shares Outstanding at March 30, 2002 and
15,967,549 Shares Issued and 14,657,868
Shares Outstanding at December 29, 2001	15,979	15,968
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at March 30, 2002 and December 29, 2001	1,805	1,805
Additional Paid-In Capital	15,549	15,481
Unearned Stock-Based Compensation	(51)	(68)
Retained Earnings	57,459	56,855
Accumulated Other Comprehensive Loss	(1,806)	(1,710)
	88,935	88,331
Treasury Stock, at Cost	(15,297)	(13,756)
TOTAL SHAREHOLDERS' EQUITY	73,638	74,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 105,054	$ 111,233

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 30, 2002	March 31, 2001

	(In Thousands, Except Per Share Data)

Net Sales	$ 27,480	$ 30,192
Cost of Goods Sold	13,154	14,644
Gross Profit	14,326	15,548

Selling, General and Administrative Expenses	12,208	12,662
Research and Development Expenses	564	487
Service and Distribution Costs	718	545
Restructuring Charges	0	(32)
Operating Income	836	1,886

Interest and Other	93	374

Income from Operations Before Income Taxes	929	2,260

Income Tax Expense	325	678

Net Income	$ 604	$ 1,582

Basic and Diluted Earnings Per Share	$ 0.04	$ 0.09

Weighted Average Shares Outstanding:
Denominator for Basic Earnings Per Share	16,229	16,756
Effect of Dilutive Securities:
Common Stock Equivalents	210	148
Denominator for Diluted Earnings Per Share	16,439	16,904

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 30, 2002	March 31, 2001

	(In Thousands of Dollars)
Cash Provided by (Used in):

Operating Activities:
Net Cash Provided by Operating Activities	$ 4,749	$ 1,363

Investing Activities:
Additions to Property, Plant and Equipment	(1,167)	(1,259)
Purchase of Short-Term Investments	(4,175)	(1,500)
Sale or Maturity of Short-Term Investments	4,095	8,764
Net Cash (Used in) Provided by Investing Activities	(1,247)	6,005

Financing Activities:
Purchase of Treasury Stock	(1,541)	0
Proceeds from Sale of Class A Common Stock	79	12
Net Cash (Used in) Provided by Financing Activities	(1,462)	12

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(58)	(598)

Increase in Cash and Cash Equivalents	1,982	6,782

Cash and Cash Equivalents at Beginning of Period	12,651	13,800

Cash and Cash Equivalents at End of Period	$ 14,633	$ 20,582

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2002

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the twelve months ending December 28, 2002. The Company has historically recorded its highest sales in the fourth quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

NOTE B - Restructuring Charges
In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international quality writing instrument operations. As part of this restructuring plan, the Company consolidated writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish manufacturing and distribution facility and reorganized its European operations.

For the first quarter of 2002, there was no change in the estimate of expenses related to the restructuring plan.

The following is a tabular presentation of the restructuring liabilities:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balances at December 29, 2001	$ 947	$ 117	$ 1,109	$ 2,173
Foreign Exchange Effects	(5)	0	(16)	(21)
Cash Payments	(253)	(63)	0	(316)
Balances at March 30, 2002	$ 689	$ 54	$ 1,093	$ 1,836

NOTE C - Comprehensive Income (Loss)
Comprehensive income (loss) for the three month periods ended March 30, 2002 and March 31, 2001 follows:

(In Thousands)	Three Months Ended	Three Months Ended
	March 30, 2002	March 31, 2001

Net Income	$ 604	$ 1,582
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized Gain on Investment	6	326
Foreign Currency Translation Adjustments	(102)	(405)
Comprehensive Income	$ 508	$ 1,503

NOTE D - Segment Information
The Company has one reportable segment, Quality Writing Instruments ("QWI"). In 2001, the Company significantly downsized the Pen Computing Group and more closely aligned its efforts with the QWI research and development department. Therefore, effective for 2002, pen computing results are no longer reported as a separate segment. The Company evaluates segment performance based upon profit or loss from operations before income taxes. For further information, refer to notes A and L in the Company's annual report on Form 10-K for the year ended December 29, 2001.

NOTE E - Line of Credit
The Company currently has a $25 million unsecured line of credit with a bank. The Company is required to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand and bear interest at either the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. At March 30, 2002 and March 31, 2001, there were no amounts outstanding under this line.

NOTE F - New Accounting Pronouncements
Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. Testing goodwill impairment under SFAS No. 142 is a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying amount. If the fair value exceeds the carrying value, no impairment would be recognized. If, however, the carrying value of the reporting unit exceeds the fair value, the goodwill may be impaired. This first step must be completed within six months of adoption. The second step of SFAS No. 142, determining the amount of the impairment, if any, must be performed no later than December 28, 2002. The Company has performed the first step of testing goodwill for impairment and has determined that there is no impairment. At March 30, 2002, the carrying value of goodwill was approximately $3,944,000. Amortization of goodwill was $55,000 in the first quarter of 2001. A reconciliation of reported net income and basic and diluted earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

(In Thousands, Except per Share Amounts)	Three Months Ended	Three Months Ended
	March 30, 2002	March 31, 2001

Reported Net Income	$ 604	$ 1,582
Add Goodwill Amortization, net of tax	0	39
Adjusted Net Income	$ 604	$ 1,621

Reported Basic and Diluted Earnings per Share	$ 0.04	$ 0.09
Add Goodwill Amortization, net of tax, per Share	0.00	0.00
Adjusted Basic and Diluted Earnings per Share	$ 0.04	$ 0.09

Other intangibles consisted of the following:

(In Thousands)	March 30, 2002			December 29, 2001
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$ 1,864	$ 1,526	$ 338	$ 1,782	$ 1,489	$ 293
Trademarks	5,398	5,023	375	5,395	4,957	438
Other Intangibles	$ 7,262	$ 6,549	$ 713	$ 7,177	$ 6,446	$ 731

The Company amortizes other intangibles over an average five-year life. Amortization expense for the first quarter ended March 30, 2002 and March 31, 2001 was approximately $100,000 and $84,000, respectively. The estimated future amortization expense for other intangibles remaining as of March 30, 2002 is as follows:

Remainder of 2002	$ 196,000
2003	211,000
2004	172,000
2005	101,000
2006	33,000

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The adoption of SFAS No. 144 has not had a material impact on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends, among other things, the financial accounting and reporting for extinguishment of debt obligations and certain lease modifications. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with regard to extinguishment of debt obligations and is effective for transactions occurring after May 15, 2002 with regard to certain lease modifications. The remaining provisions are effective for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated financial position or results of operations.

NOTE G - Stock Repurchase Plan
On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. Under this plan, in the first quarter of 2002, the Company repurchased 230,800 shares of stock for approximately $1.5 million.

NOTE H - Contingencies
On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A common stock, alleges that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's Pen Computing Group ("PCG") business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals.

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. The Company maintains that the claims are without merit and continues to vigorously defend the litigation.

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these proposals and remediation activities began in 2001.

In 2000, the Company was advised by its environmental consultants that elevated levels of certain contaminants were found in soil and groundwater at the Company's Irish facility. These conditions have been reported to the regulatory authorities in Ireland and additional investigation is ongoing. A proposed remediation program was developed and presented to the Irish Environmental Protection Agency ("EPA") in 2001. The Company anticipates approval of this program from the Irish EPA in the first half of 2002.

At March 30, 2002, there was approximately $880,000 in accrued expenses and other liabilities for these remediation programs.

The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations First Quarter 2002 Compared to First Quarter 2001

Net sales for the first quarter of 2002 were $27.5 million, a decrease of 9.0%, as compared to the first quarter of 2001. Total Quality Writing Instrument ("QWI") sales for the quarter of $27.5 million decreased 5.4% from the prior year. Domestic writing instrument sales of $13.6 million increased 5.1% as compared to the first quarter of 2001, while international writing instrument sales of $13.9 million decreased 13.8% as compared to the 2001 period. The Company significantly downsized the Pen Computing Group in 2001 and more closely aligned its efforts with the QWI research and development department. Therefore, effective for 2002, pen computing results are no longer reported as a separate segment. There was no significant pen computing activity in the first quarter of 2002. Pen computing segment revenue was $1,145,000 in the first quarter of 2001.

The first quarter increase in domestic writing instrument sales was entirely due to a significant increase in Original Equipment Manufacturer ("OEM") revenue. OEM revenue, which consists of sales of non-branded writing instruments, increased to $1.7 million in the quarter compared to $398,000 in the prior year period due to the addition of a new customer. The retail and business gift divisions decreased by 2.4% and 11.0%, respectively, in the quarter as compared to the same period last year.

The first quarter decrease in international writing instrument sales was the result of an 18.9% decrease in sales to the Asian markets and a 13.6% decrease in the Europe, Middle East and Africa ("EMEA") region sales. The decline in sales to the Asian markets was due to poor Asian economies, particularly affecting the region's business gift sales, the adverse effect of foreign exchange, which lowered Asian sales by 5.4 percentage points as compared to 2001, and a decline in tourist travel in certain areas that has impacted the region's duty free business. The EMEA decrease was due to a slowdown in corporate gift business, the continued unrest in the Middle East markets and the adverse effect of foreign exchange. Sales in the international Americas, consisting of Canada and Latin America, were about equal to the first quarter of 2001.

The gross profit margin for the first quarter of 2002 was 52.1%, 0.6 percentage points higher than the 51.5% margin for the comparable period last year. The significant reduction of low margin PCG revenue in the first quarter of 2002, as compared to the first quarter of 2001, contributed to the improved total gross margin. Writing instrument margins declined 0.7 percentage points to 52.1% due solely to the effect of certain lower margin OEM sales in the quarter.

Research and development ("R&D") expenses were higher than the 2001 first quarter by 15.8%. This was due largely to increased expenditures for the ongoing development of new QWI products.

Service and distribution ("S&D") expenses were higher than the 2001 first quarter by 31.7%. As a result of the closure of the Company's manufacturing and distribution facility in Ireland during 2001, all QWI products are now distributed entirely from the U.S.

In the first quarter of 2002, interest and other was $93,000 of income as compared to $374,000 of income in the first quarter of 2001. The lower income in the first quarter of 2002 was due, in part, to lower interest income as interest rates were substantially below the prior year level. In addition, there were unrealized losses on trading securities in the first quarter of 2002 of $50,000 versus unrealized gains in the first quarter of 2001 of $88,000.

The Company recorded income tax expense at a rate of 35% on the income from operations in the first quarter of 2002, compared to 30% in the same period of 2001. This increase was due in part to the estimated mix of domestic and foreign sourced income or loss.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("cash") increased approximately $2.0 million from December 29, 2001 to $23.5 million at March 30, 2002. Cash available for domestic operations approximated $6.6 million, while cash held offshore approximated $16.9 million at March 30, 2002. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of March 30, 2002, approximately $9.4 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S.; hence, no additional deferred taxes were recorded during the first three months of 2002.

Accounts receivable decreased since the end of 2001 by approximately $7.8 million to $20.2 million, primarily due to cash collected in January 2002 from customers who took advantage of the Company's 2001 extended dating program. This program allowed domestic customers to defer payments on certain 2001 purchases to 2002. This program was similar to holiday season extended dating programs that have been offered in prior years.

Included in other assets is the net book value of the Irish facility, approximately $1.0 million, which was closed as part of the Company's restructuring plan and is classified as an asset held for sale.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. At March 30, 2002 and March 31, 2001, there were no amounts outstanding under this line.

In the first three months of 2002, $316,000 of restructuring charges were paid. Total cash payments to date through March 30, 2002, related to the restructuring plan, approximated $13.3 million. The total cash portion of the restructuring is expected to approximate $15.1 million. The Company expects that cash payments for restructuring will be substantially completed by the end of 2002.

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At March 30, 2002, the Company had repurchased 854,400 shares for approximately $5.7 million under this plan. Subsequent to March 30, 2002, up to the date of this filing, the Company repurchased an additional 143,900 shares of stock for approximately $1,032,000.

The Company believes that existing cash and funds from operations, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring plan and the stock repurchase plan. Should operating cash flows in 2002 not materialize as projected, the Company has a number of alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending, delaying non-critical research and development and capital projects and delaying the completion of the stock repurchase plan.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted FASB SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. Testing goodwill impairment under SFAS No. 142 is a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying amount. If the fair value exceeds the carrying value, no impairment would be recognized. If, however, the carrying value of the reporting unit exceeds the fair value, the goodwill may be impaired. This first step must be completed within six months of adoption. The second step of SFAS No. 142, determining the amount of the impairment, if any, must be performed no later than December 28, 2002. The Company has performed the first step of testing goodwill for impairment and has determined that there is no impairment. At March 30, 2002, the carrying value of goodwill was approximately $3,944,000. Amortization of goodwill was $55,000 in the first quarter of 2001.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The adoption of SFAS No. 144 has not had a material impact on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends, among other things, the financial accounting and reporting for extinguishment of debt obligations and certain lease modifications. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with regard to extinguishment of debt obligations and is effective for transactions occurring after May 15, 2002 with regard to certain lease modifications. The remaining provisions are effective for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (including but not limited to the expected results of litigation, the anticipated benefits of strict cost controls and statements related to available working capital). In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the uncertainty of the domestic and foreign economies, the inherent uncertainty of foreign markets, the uncertainty related to litigation, consumer acceptance of the Company's new and existing product lines, the successful development and performance of new technology in connection with certain of such new products, the Company's other strategic initiatives, and customer and consumer support for such initiatives and changes. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the twelve month period ended December 29, 2001 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2001 annual report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A common stock, alleges that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's PCG business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals.

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. The Company maintains that the claims are without merit and continues to vigorously defend the litigation.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: May 13, 2002	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 13, 2002	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer