Form 10-Q
period 2002-06-29
CROSS A T CO
filed 2002-08-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2002 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 29, 2002:
		Class A common stock - Class B common stock -	14,221,906 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2002	December 29, 2001
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 13,790	$ 12,651
Short-Term Investments	9,098	8,846
Accounts Receivable	19,047	27,924
Inventories:
Finished Goods	7,178	6,143
Work in Process	5,934	5,051
Raw Materials	2,437	2,729
	15,549	13,923
Deferred Income Taxes	5,303	5,281
Other Current Assets	4,525	4,064
TOTAL CURRENT ASSETS	67,312	72,689

PROPERTY, PLANT AND EQUIPMENT	124,638	121,568
Less Allowances for Depreciation	95,727	91,524
	28,911	30,044
GOODWILL	3,944	3,944
DEFERRED INCOME TAXES	2,428	2,379
INTANGIBLES, NET	682	731
OTHER ASSETS	1,401	1,446
TOTAL ASSETS	$ 104,678	$ 111,233

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable, Accrued Expenses and Other Liabilities	$ 15,953	$ 17,238
Accrued Compensation and Related Taxes	3,005	4,352
Contributions Payable to Employee Benefit Plans	7,202	7,586
Restructuring Liabilities	1,571	2,173
Income Taxes Payable	0	622
TOTAL CURRENT LIABILITIES	27,731	31,971

ACCRUED WARRANTY COSTS	4,686	4,687
COMMITMENTS AND CONTINGENCIES (NOTE H)	-	-
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
16,005,387 Shares Issued and 14,221,906
Shares Outstanding at June 29, 2002 and
15,967,549 Shares Issued and 14,657,868
Shares Outstanding at December 29, 2001	16,005	15,968
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at June 29, 2002 and December 29, 2001	1,805	1,805
Additional Paid-In Capital	15,669	15,481
Unearned Stock-Based Compensation	(39)	(68)
Retained Earnings	57,134	56,855
Accumulated Other Comprehensive Loss	(1,271)	(1,710)
	89,303	88,331
Treasury Stock, at Cost	(17,042)	(13,756)
TOTAL SHAREHOLDERS' EQUITY	72,261	74,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 104,678	$ 111,233

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

	(In Thousands, Except per Share Data)

Net Sales	$ 27,491	$ 27,332	$ 54,971	$ 57,524
Cost of Goods Sold	13,193	12,466	26,347	27,110
Gross Profit	14,298	14,866	28,624	30,414

Selling, General and Administrative Expenses	13,708	13,350	25,916	26,012
Research and Development Expenses	553	516	1,117	1,003
Service and Distribution Costs	862	699	1,580	1,244
Restructuring Charges	0	(40)	0	(72)
Operating (Loss) Income	(825)	341	11	2,227

Interest and Other	325	(5,727)	418	(5,353)

(Loss) Income from Continuing Operations
Before Income Taxes	(500)	(5,386)	429	(3,126)

Income Tax (Benefit) Expense	(175)	(2,085)	150	(1,407)

(Loss) Income from Continuing Operations	(325)	(3,301)	279	(1,719)

Income from Discontinued Operations
(Net of Income Taxes)	0	30	0	30

Net (Loss) Income	$ (325)	$ (3,271)	$ 279	$ (1,689)

Basic and Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.02)	$(0.19)	$ 0.02	$(0.10)
Discontinued Operations	0.00	0.00	0.00	0.00
Net (Loss) Income Per Share	$(0.02)	$(0.19)	$ 0.02	$(0.10)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings (Loss) Per Share	16,028	16,753	16,129	16,768
Effect of Dilutive Securities:
Common Stock Equivalents	- ( A )	- ( A )	239	- ( A )
Denominator for Diluted Earnings (Loss) Per Share	16,028	16,753	16,368	16,768

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 29, 2002	June 30, 2001

	(In Thousands of Dollars)
Cash Provided by (Used in):

Operating Activities:
Net Cash Provided by (Used in) Continuing Operations	$ 7,030	$ (3,236)
Net Cash Provided by Discontinued Operations	0	30
Net Cash Provided by (Used in) Operating Activities	7,030	(3,206)

Investing Activities:
Additions to Property, Plant and Equipment	(2,975)	(3,177)
Purchase of Short-Term Investments	(5,909)	(6,599)
Sale or Maturity of Short-Term Investments	5,773	10,264
Net Cash (Used in) Provided by Investing Activities	(3,111)	488

Financing Activities:
Proceeds from Bank Borrowings	0	3,000
Repayment of Bank Borrowings	0	(1,000)
Purchase of Treasury Stock	(3,286)	(683)
Proceeds from Sale of Class A Common Stock	225	348
Net Cash (Used in) Provided by Financing Activities	(3,061)	1,665

Effect of Exchange Rate Changes on Cash and Cash Equivalents	281	(347)

Increase (Decrease) in Cash and Cash Equivalents	1,139	(1,400)

Cash and Cash Equivalents at Beginning of Period	12,651	13,800

Cash and Cash Equivalents at End of Period	$ 13,790	$ 12,400

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the twelve months ending December 28, 2002. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

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

There was no change in the estimated expenses related to the restructuring plan in 2002.

The following is a tabular presentation of the restructuring liabilities:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balances at December 29, 2001	$ 947	$ 117	$ 1,109	$ 2,173
Foreign Exchange Effects	(5)	0	(16)	(21)
Cash Payments	(253)	(63)	0	(316)
Balances at March 30, 2002	689	54	1,093	1,836
Foreign Exchange Effects	26	0	151	177
Cash Payments	(395)	(47)	0	(442)
Balances at June 29, 2002	$ 320	$ 7	$ 1,244	$ 1,571

NOTE C - Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six month periods ended June 29, 2002 and June 30, 2001 follows:

	Three Months	Three Months	Six Months	Six Months
(In Thousands)	Ended	Ended	Ended	Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net (Loss) Income	$ (325)	$ (3,271)	$ 279	$ (1,689)
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized (Loss) Gain on Investment	(17)	100	(11)	426
Foreign Currency Translation Adjustments	552	97	450	(308)
Comprehensive Income (Loss)	$ 210	$ (3,074)	$ 718	$ (1,571)

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

NOTE E - Line of Credit
The Company currently has a $25 million unsecured line of credit with a bank. The Company is required to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand and bear interest at either the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. At June 29, 2002 there was no amount outstanding under this line of credit. At June 30, 2001, there was $2.0 million outstanding.

NOTE F - New Accounting Pronouncements
Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. Testing goodwill impairment under SFAS No. 142 is a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying amount. If the fair value exceeds the carrying value, no impairment would be recognized. If, however, the carrying value of the reporting unit exceeds the fair value, the goodwill may be impaired. The first step of the initial assessment must be completed within six months of adoption. The second step of SFAS No. 142, determining the amount of the impairment, if any, must be performed no later than December 28, 2002. The Company has performed the first step of testing goodwill for impairment and has determined that there is no impairment. At June 29, 2002, the carrying value of goodwill was approximately $3,944,000. A reconciliation of reported net (loss) income and basic and diluted (loss) earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

(In Thousands, Except per Share Amounts)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported Net (Loss) Income	$ (325)	$ (3,271)	$ 279	$ (1,689)
Add Goodwill Amortization	0	55	0	110
Adjusted Net (Loss) Income	$ (325)	$ (3,216)	$ 279	$ (1,579)

Reported Basic and Diluted (Loss) Earnings per Share	$(0.02)	$(0.19)	$ 0.02	$(0.10)
Add Goodwill Amortization per Share	0.00	0.00	0.00	0.01
Adjusted Basic and Diluted (Loss) Earnings per Share	$(0.02)	$(0.19)	$ 0.02	$(0.09)

Other intangibles consisted of the following:

(In Thousands)	June 29, 2002			December 29, 2001
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$ 1,934	$ 1,564	$ 370	$ 1,782	$ 1,489	$ 293
Trademarks	5,402	5,090	312	5,395	4,957	438
Other Intangibles	$ 7,336	$ 6,654	$ 682	$ 7,177	$ 6,446	$ 731

The Company amortizes other intangibles over an average five-year life. Amortization expense was approximately $200,000 for the six months ended June 29, 2002 and June 30, 2001. The estimated future amortization expense for other intangibles remaining as of June 29, 2002 is as follows:

(In Thousands)
Remainder of 2002	$ 93
2003	222
2004	187
2005	115
2006	65

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The adoption of SFAS No. 144 had no material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends, among other things, the financial accounting and reporting for extinguishment of debt obligations and certain lease modifications. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with regard to extinguishment of debt obligations and is effective for transactions occurring after May 15, 2002 with regard to certain lease modifications. The remaining provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no material effect on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

NOTE G - Stock Repurchase Plan
On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. In the second quarter of 2002, the Company repurchased 243,000 shares of stock for approximately $1.7 million. At June 29, 2002, the Company had repurchased 1,097,400 shares of stock for approximately $7.4 million under this plan.

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

In 2000, the Company was advised by its environmental consultants that elevated levels of certain contaminants were found in soil and groundwater at the Company's Irish facility. These conditions have been reported to the regulatory authorities in Ireland and additional investigation is ongoing. A proposed remediation program was developed and presented to the Irish Environmental Protection Agency ("EPA") in 2001. This program was approved by the Irish EPA in the second quarter of 2002 and implementation is ongoing. Results will be subject to Irish EPA approval.

At June 29, 2002, there was approximately $900,000 in accrued expenses and other liabilities for these remediation programs.

The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Second Quarter 2002 Compared to Second Quarter 2001

Net sales for the second quarter of 2002 were $27.5 million, an increase of 0.6%, as compared to the second quarter of 2001. Total Quality Writing Instrument ("QWI") sales for the quarter of $27.5 million increased 2.1% from the prior year. Domestic writing instrument sales of $14.9 million increased 11.8% as compared to the second quarter of 2001, while international writing instrument sales of $12.6 million decreased 7.3% as compared to the 2001 period. The Company significantly downsized the Pen Computing Group in 2001 and more closely aligned its efforts with the QWI research and development department. Therefore, effective for 2002, pen computing results are no longer reported as a separate segment. There was no significant pen computing activity in the second quarter of 2002. Pen computing segment revenue was $402,000 in the second quarter of 2001.

The second quarter increase in domestic writing instrument sales was due to higher retail division sales and Original Equipment Manufacturer ("OEM") revenue. Retail sales were 11.2% higher than the second quarter of 2001, due primarily to increased sales to office supply mega-stores. OEM revenue, which consists of sales of non-Cross branded writing instruments, increased to $1.1 million in the quarter compared to $483,000 in the prior year period due to the addition of a new customer. Domestic corporate gift division sales decreased 1.4% in the quarter.

The second quarter decrease in international writing instrument sales was the result of an 18.1% decrease in Asian markets and a 3.3% decrease in the Europe, Middle East and Africa ("EMEA") region. The decline in Asian revenue was generally due to adverse economic conditions, particularly Japan, affecting the region's corporate gift and duty free sales. The EMEA decrease was due to a slowdown in corporate gift business and the continued instability in Middle East markets. Sales in the international Americas, consisting of Canada and Latin America, increased by 1.8% compared to the second quarter of 2001.

The gross profit margin for the second quarter of 2002 was 52.0%, 2.4 percentage points lower than the 54.4% margin for the comparable period last year. Writing instrument margins declined 3.9 percentage points to 52.0% due to the effect of product mix and relatively higher fixed manufacturing expenses.

SG&A expenses for the second quarter of 2002 were 2.7% higher than the second quarter of 2001 due to increased marketing and selling support expenses. Marketing and selling support for writing instruments increased $1 million or 12.3% in the quarter due to the Company's decision to investment spend in this area, while all other SG&A decreased 12.4% due to continued cost reduction efforts.

Research and development ("R&D") expenses were higher than the 2001 second quarter by $37,000 or 7.2%.

Service and distribution ("S&D") expenses were higher than the 2001 second quarter by 23.3%. As a result of the closure of the Company's manufacturing and distribution facility in Ireland during 2001, all QWI products are now distributed entirely from the U.S.

In the second quarter of 2002, interest and other was $325,000 of income as compared to $5.7 million of expense in the second quarter of 2001. Interest income was lower in the second quarter of 2002 as compared to the second quarter of 2001 as interest rates were substantially below the prior year level.

In addition, there were unrealized gains on trading securities in the second quarter of 2002 of $166,000 compared to unrealized gains in the second quarter of 2001 of $4,000. Included in the second quarter of 2001 was a $5.9 million write down of the Company's investments in Digital Convergence Corporation Inc. ("DCCI") and NeoMedia.

The Company recorded an income tax benefit of 35% on the loss from continuing operations in the second quarter of 2002, compared to a 38.7% benefit on the loss from continuing operations in the same period of 2001.

Results of Operations Six Months Ended June 29, 2002 Compared to June 30, 2001

Net sales for the six month period ended June 29, 2002 were $55.0 million, a decrease of 4.4% as compared to the same period in 2001. Total QWI sales of $55.0 million decreased 1.8% over the prior year. Domestic writing instrument sales were $28.4 million for the first six months, 8.5% higher than the comparable period last year. International writing instrument sales of $26.6 million were 10.9% lower than the comparable period in 2001. Effective for 2002, pen computing results are no longer reported as a separate segment. For the six months ended June 29, 2002, there was no significant pen computing activity, while sales in the 2001 period were $1.5 million.

The increase in domestic writing instrument sales was due primarily to retail division growth and additional OEM revenue. Sales by the retail division increased 4.7% for the first six months of 2002 as compared to the first six months of 2001. OEM revenue was $2.8 million for the six months ended June 29, 2002, compared to $881,000 in the comparable period of 2001 due to the addition of a new customer. Business gift sales declined by 6.5% in 2002 compared to 2001.

International revenues decreased as a result of the lower sales in the Asia and EMEA markets. Asia revenue declined 18.5% for the six months ended June 29, 2002. This decline was due to the continuing adverse economic conditions in Asia, particularly in Japan, that are affecting the region's corporate gift and duty free sales. Excluding the impact of unfavorable exchange rates, Asian sales would have decreased by 14.8%. EMEA sales for the first six months of 2002 declined 8.9% as compared to the first six months of 2001. EMEA revenue has also been adversely affected by a decline in business gift sales. Excluding the effect of favorable exchange rates, EMEA sales would have decreased by 14.2%. Canada and Latin America sales were relatively flat as compared to 2001.

The gross profit margin for the first six months of 2002 was 52.1%, 0.8 percentage points lower than the 52.9% gross margin reported for the comparable period last year. QWI gross margins were lower by 2.9 percentage points due to product mix as well as the effect of fixed manufacturing expenses on the lower sales volume.

SG&A expenses for the first six months of 2002 were about even with the prior year. Marketing and selling support expenses for writing instruments increased 4.7% due to the Company's decision to investment spend in this area, while all other SG&A expenses were 7.7% lower due to continued cost reduction efforts.

R&D expenses in the first six months of 2002 were higher than the same 2001 period by 11.4%. This was due to increased expenditures for the development of new QWI products.

S&D expenses were 27.1% above the same period last year, as all distribution into the European markets is now from the U.S. instead of from Ireland.

Interest and other for the first six months of 2002 was income of $418,000 as compared to expense of $5.4 million in 2001. Interest income was 42.1% lower than 2001, due primarily to lower interest rates.

The 2001 expense was due almost entirely to activity relating to the Company's investments. In the second quarter of 2001, the Company recorded a loss of approximately $5.9 million, due to the decline in value of DCCI and NeoMedia.

The Company recorded income tax expense of 35% on the income from continuing operations in the first six months of 2002, which is the Company's best estimate of the effective tax rate for the full year. The Company recorded an income tax benefit of 45% on the loss from continuing operations for the first six months of 2001.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("STI") ("cash and STI") increased approximately $1.4 million from December 29, 2001 to $22.9 million at June 29, 2002. Cash and STI available for domestic operations approximated $4.8 million, while cash and STI held offshore approximated $18.1 million at June 29, 2002. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of June 29, 2002, approximately $9.4 million of these earnings had been repatriated to the U.S. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S.; hence, no additional deferred taxes were recorded during the first six months of 2002.

Accounts receivable decreased since the end of 2001 by approximately $8.9 million to $19.0 million, primarily due to cash collected in January 2002 from customers who took advantage of the Company's 2001 extended dating program. This program allowed domestic customers to defer payments on certain 2001 purchases to 2002. This program was similar to holiday season dating programs that have been offered in prior years.

Included in other assets is the net book value of the Irish facility, approximately $1.0 million, which was closed as part of the Company's restructuring plan and is classified as an asset held for sale. A deposit and letter of intent have been received from a potential buyer of this property and negotiations are in progress.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. At June 29, 2002 there was no amount outstanding under this line of credit, at June 30, 2001, there was $2.0 million outstanding.

In the second quarter of 2002, $442,000 of restructuring charges were paid. Total cash payments to date through June 29, 2002, related to the restructuring plan, approximated $13.7 million. The total cash portion of the restructuring is expected to approximate $15.3 million. The Company expects that cash payments for restructuring will be substantially completed by the end of 2002.

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. The Company plans to purchase up to approximately 1.5 million shares of stock on the open market, from time to time, depending on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. In the second quarter of 2002, the Company repurchased 243,000 shares of stock for approximately $1.7 million. At June 29, 2002, the Company had repurchased 1,097,400 shares of stock for approximately $7.4 million under this plan. Subsequent to June 29, 2002, up to the date of this filing, the Company repurchased an additional 281,867 shares of stock for approximately $2,030,000.

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

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted FASB SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. Testing goodwill impairment under SFAS No. 142 is a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying amount. If the fair value exceeds the carrying value, no impairment would be recognized. If, however, the carrying value of the reporting unit exceeds the fair value, the goodwill may be impaired. This first step must be completed within six months of adoption. The second step of SFAS No. 142, determining the amount of the impairment, if any, must be performed no later than December 28, 2002. The Company has performed the first step of testing goodwill for impairment and has determined that there is no impairment. At June 29, 2002, the carrying value of goodwill was approximately $3,944,000. Amortization of goodwill was $55,000 in the second quarter of 2001.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The adoption of SFAS No. 144 had no material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends, among other things, the financial accounting and reporting for extinguishment of debt obligations and certain lease modifications. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with regard to extinguishment of debt obligations and is effective for transactions occurring after May 15, 2002 with regard to certain lease modifications. The remaining provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no material effect on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 25, 2002 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 12,947,062 Class A shares in favor, 411,355 against, 14,821 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	13,226,296	146,942
	Andrew J. Parsons	13,224,179	149,059
	James C. Tappan	13,223,746	149,492

	The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

	Bradford R. Boss
	Russell A. Boss
	David G. Whalen
	John E. Buckley
	Bernard V. Buonanno, Jr.
	Terrence Murray

c.	Appointment of Independent Auditors

A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 28, 2002 was approved by the unanimous vote of 1,804,800 Class B shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 9, 2002	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 9, 2002	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer