Form 10-Q
period 2002-09-28
CROSS A T CO
filed 2002-11-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 28, 2002:
		Class A common stock - Class B common stock -	13,876,861 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2002	December 29, 2001
	(Unaudited)
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 11,106	$ 12,651
Short-Term Investments	9,172	8,846
Accounts Receivable	22,103	27,924
Inventories:
Finished Goods	7,287	6,143
Work in Process	5,584	5,051
Raw Materials	2,641	2,729
	15,512	13,923
Deferred Income Taxes	5,297	5,281
Other Current Assets	4,652	4,064
TOTAL CURRENT ASSETS	67,842	72,689

PROPERTY, PLANT AND EQUIPMENT	126,140	121,568
Less Allowances for Depreciation	97,710	91,524
	28,430	30,044
GOODWILL	3,944	3,944
DEFERRED INCOME TAXES	2,427	2,379
INTANGIBLES, NET	831	731
OTHER ASSETS	1,396	1,446
TOTAL ASSETS	$ 104,870	$ 111,233

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable to Bank	$ 1,500	$ 0
Accounts Payable, Accrued Expenses and Other Liabilities	15,126	17,238
Accrued Compensation and Related Taxes	3,758	4,352
Contributions Payable to Employee Benefit Plans	7,323	7,586
Restructuring Liabilities	1,417	2,173
Income Taxes Payable	0	622
TOTAL CURRENT LIABILITIES	29,124	31,971

ACCRUED WARRANTY COSTS	4,686	4,687
COMMITMENTS AND CONTINGENCIES (NOTE H)	-	-
SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share:
Class A, Authorized 40,000,000 Shares;
16,009,209 Shares Issued and 13,876,861
Shares Outstanding at September 28, 2002 and
15,967,549 Shares Issued and 14,657,868
Shares Outstanding at December 29, 2001	16,009	15,968
Class B, Authorized 4,000,000 Shares;
1,804,800 Shares Issued and Outstanding
at September 28, 2002 and December 29, 2001	1,805	1,805
Additional Paid-In Capital	15,688	15,481
Unearned Stock-Based Compensation	(28)	(68)
Retained Earnings	58,406	56,855
Accumulated Other Comprehensive Loss	(1,334)	(1,710)
	90,546	88,331
Treasury Stock, at Cost	(19,486)	(13,756)
TOTAL SHAREHOLDERS' EQUITY	71,060	74,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 104,870	$ 111,233

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In Thousands, Except per Share Data)

Net Sales	$ 29,075	$ 27,805	$ 84,046	$ 85,329
Cost of Goods Sold	13,913	13,574	40,260	40,684
Gross Profit	15,162	14,231	43,786	44,645

Selling, General and Administrative Expenses	12,346	10,759	38,262	36,771
Research and Development Expenses	542	516	1,659	1,519
Service and Distribution Costs	809	1,240	2,389	2,484
Restructuring Charges	0	10	0	(62)
Operating Income	1,465	1,706	1,476	3,933

Interest and Other	231	146	649	(5,207)

Income (Loss) from Continuing Operations
Before Income Taxes	1,696	1,852	2,125	(1,274)

Income Tax Expense (Benefit)	424	834	574	(573)

Income (Loss) from Continuing Operations	1,272	1,018	1,551	(701)

Income from Discontinued Operations
(Net of Income Taxes)	0	0	0	30

Net Income (Loss)	$ 1,272	$ 1,018	$ 1,551	$ (671)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 0.08	$ 0.06	$ 0.10	$(0.04)
Discontinued Operations	0.00	0.00	0.00	0.00
Net Income (Loss) Per Share	$ 0.08	$ 0.06	$ 0.10	$(0.04)

Weighted Average Shares Outstanding:
Denominator for Basic Earnings (Loss) Per Share	15,765	16,674	16,007	16,752
Effect of Dilutive Securities:
Common Stock Equivalents	231	269	256	- ( A )
Denominator for Diluted Earnings (Loss) Per Share	15,996	16,943	16,263	16,752

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 28, 2002	September 29, 2001

	(In Thousands of Dollars)
Cash Provided by (Used in):

Operating Activities:
Income (Loss) from Continuing Operations	$ 1,551	$ (701)

Adjustments to Reconcile Income (Loss) from Continuing
Operations to Net Cash Provided by Continuing Operations:
Depreciation and Amortization	6,584	5,418
Restructuring Charges	0	(34)
Impairment of Investment	0	5,000
Loss on Sale and Impairment of Marketable Equity Securities	0	927
Provision for Losses on Accounts Receivable	216	235
Deferred Income Taxes	(53)	15
Provision for Warranty Costs	311	424
Unrealized Gain on Trading Securities	(129)	(131)
Warranty Costs Paid	(312)	(429)
Restructuring Charges Paid	(898)	(5,044)
Foreign Currency Transaction Loss (Gain)	250	(404)
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,605	8,735
Inventories	(1,590)	(2,765)
Other Assets - Net	(1,084)	(1,887)
Accounts Payable and Other Liabilities - Net	(3,512)	(7,785)

Net Cash Provided by Continuing Operations	6,939	1,574
Net Cash Provided by Discontinued Operations	0	30
Net Cash Provided by Operating Activities	6,939	1,604

Investing Activities:
Additions to Property, Plant and Equipment	(4,552)	(4,830)
Purchase of Short-Term Investments	(7,193)	(10,698)
Sale or Maturity of Short-Term Investments	6,996	12,914
Sale of Marketable Equity Securities	0	22
Net Cash Used in Investing Activities	(4,749)	(2,592)

Financing Activities:
Proceeds from Bank Borrowings	2,000	3,000
Repayment of Bank Borrowings	(500)	(1,500)
Purchase of Treasury Stock	(5,730)	(2,172)
Proceeds from Sale of Class A Common Stock	248	415
Net Cash Used in Financing Activities	(3,982)	(257)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	247	(100)

Decrease in Cash and Cash Equivalents	(1,545)	(1,345)

Cash and Cash Equivalents at Beginning of Period	12,651	13,800

Cash and Cash Equivalents at End of Period	$ 11,106	$ 12,455

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the twelve months ending December 28, 2002. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

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

The following is a tabular presentation of the restructuring liabilities:

(In Thousands)	Severance	Professional
	& Related	Fees	Contractual
	Expenses	& Other	Obligations	Total
Balances at December 29, 2001	$ 947	$ 117	$ 1,109	$ 2,173
Foreign Exchange Effects	(5)	0	(16)	(21)
Cash Payments	(253)	(63)	0	(316)
Balances at March 30, 2002	689	54	1,093	1,836
Foreign Exchange Effects	26	0	151	177
Cash Payments	(395)	(47)	0	(442)
Balances at June 29, 2002	320	7	1,244	1,571
Foreign Exchange Effects	0	0	(14)	(14)
Cash Payments	(135)	(5)	0	(140)
Balances at September 28, 2002	$ 185	$ 2	$ 1,230	$ 1,417

NOTE C - Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine month periods ended September 28, 2002 and September 29, 2001 follows:

	Three Months	Three Months	Nine Months	Nine Months
(In Thousands)	Ended	Ended	Ended	Ended
	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001
Net Income (Loss)	$ 1,272	$ 1,018	$ 1,551	$ (671)
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized (Loss) Gain on Available for Sale
Investments	(7)	(222)	(18)	204
Foreign Currency Translation Adjustments	(56)	176	394	(132)
Comprehensive Income (Loss)	$ 1,209	$ 972	$ 1,927	$ (599)

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

NOTE E - Line of Credit
The Company currently has a $25 million unsecured line of credit with a bank. The Company is required to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand and bear interest at either the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. At September 28, 2002 and September 29, 2001 there was $1.5 million outstanding under this line of credit.

NOTE F - New Accounting Pronouncements
Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. Testing goodwill impairment under SFAS No. 142 is a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying amount. If the fair value exceeds the carrying value, no impairment would be recognized. If, however, the carrying value of the reporting unit exceeds the fair value, the goodwill may be impaired. The first step of the initial assessment must be completed within six months of adoption. The second step of SFAS No. 142, determining the amount of the impairment, if any, must be performed no later than December 28, 2002. The Company has performed the first step of testing goodwill for impairment and has determined that there is no impairment. At September 28, 2002, the carrying value of goodwill was approximately $3,944,000. A reconciliation of reported net income (loss) and basic and diluted earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization follows:

(In Thousands, Except per Share Amounts)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Reported Net Income (Loss)	$ 1,272	$ 1,018	$ 1,551	$ (671)
Add Goodwill Amortization	0	55	0	165
Adjusted Net Income (Loss)	$ 1,272	$ 1,073	$ 1,551	$ (506)

Reported Basic and Diluted Earnings (Loss) per Share	$ 0.08	$ 0.06	$ 0.10	$(0.04)
Add Goodwill Amortization per Share	0.00	0.00	0.00	0.01
Adjusted Basic and Diluted Earnings (Loss) per Share	$ 0.08	$ 0.06	$ 0.10	$(0.03)

Other intangibles consisted of the following:

(In Thousands)	September 28, 2002			December 29, 2001
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$ 2,027	$ 1,602	$ 425	$ 1,782	$ 1,489	$ 293
Trademarks	6,112	5,706	406	5,945	5,507	438
Other Intangibles	$ 8,139	$ 7,308	$ 831	$ 7,727	$ 6,996	$ 731

The Company amortizes other intangibles over an average five-year life. Amortization expense was approximately $310,000 and $335,000 for the nine months ended September 28, 2002 and September 29, 2001, respectively. The estimated future amortization expense for other intangibles remaining as of September 28, 2002 is as follows:

(In Thousands)
Remainder of 2002	$ 72
2003	276
2004	236
2005	165
2006	82

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

NOTE G - Stock Repurchase Plan
On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. In the third quarter of 2002, the Company repurchased 348,867 shares of stock for approximately $2.4 million. At September 28, 2002, the Company had repurchased 1,446,267 shares of stock for approximately $9.9 million under this plan at an average price of $6.81. This plan was completed in October 2002. There were a total of 1,499,967 shares purchased under this plan for approximately $10.2 million at an average price per share of $6.78.

On October 23, 2002 the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. The Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions.

Repurchased shares will be held as treasury stock and will be available for general corporate purposes including but not limited to employee benefit plans, strategic acquisitions and alliances.

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

At September 28, 2002, there was approximately $744,000 in accrued expenses and other liabilities for these remediation programs.

The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Third Quarter 2002 Compared to Third Quarter 2001

Net sales for the third quarter of 2002 were $29.1 million, an increase of 4.6% as compared to the third quarter of 2001. Total Quality Writing Instrument ("QWI") sales for the quarter of $29.1 million increased 6.9% from the prior year. Domestic writing instrument sales of $15.4 million increased 18.5% as compared to the third quarter of 2001, while international writing instrument sales of $13.7 million decreased 3.6% as compared to the 2001 period. The Company significantly downsized the Pen Computing Group in 2001 and more closely aligned its efforts with the QWI research and development department. Therefore, effective for 2002, pen computing results are no longer reported as a separate segment. There was no significant pen computing activity in the third quarter of 2002. Pen computing segment revenue was $603,000 in the third quarter of 2001.

The third quarter increase in domestic writing instrument sales was due to higher retail division sales. Retail sales were 24.6% higher than the third quarter of 2001. This increase was due largely to a new Century® holiday gift package program offered to an existing warehouse club account. Century is one of the Company's core products. In addition, in the quarter, was the launch of the Company's new non-Cross branded popular priced Penatia™ line and new distribution in department stores of a new ion® gift package. ion is the Company's palm sized pen that uses gel ink. OEM revenue, which consists of sales of non-Cross branded writing instruments, increased 8.9% in the quarter. Domestic corporate gift division sales decreased 1.2% in the quarter, due to adverse economic conditions and the resulting reduction in corporate discretionary spending.

The third quarter decrease in international writing instrument sales was the result of a 13.2% decrease in Asian markets. The decline in Asian revenue was generally due to adverse economic conditions affecting the region's corporate gift and duty free sales, particularly in Japan, our largest Asian market. The Europe, Middle East and Africa ("EMEA") region sales increased 3.2% in the quarter. The EMEA increase was due to improved retail performance in Europe, which more than offset declines in the corporate gift division and the Middle East markets. Sales in the international Americas, consisting of Canada and Latin America, decreased 5.6% compared to the third quarter of 2001.

The gross profit margin for the third quarter of 2002 was 52.1%, 0.9 percentage points higher than the 51.2% margin for the comparable period last year. Writing instrument margins declined 1.1 percentage points to 52.1% due to the effect of product mix and higher fixed manufacturing expenses. PCG segment margins were negative in the third quarter of 2001.

SG&A expenses for the third quarter of 2002 were 14.8% higher than the third quarter of 2001. Included in the 2002 third quarter were $340,000 of due diligence expenses related to a review of a strategic acquisition target as part of an ongoing search for external growth opportunities. At this time, the Company has decided not to pursue this target. Marketing and selling support for writing instruments increased by 9.6%. Included in the 2002 third quarter SG&A expense were costs associated with maintaining our Irish facility, which is for sale. All other SG&A expenses were 11.8% higher than the third quarter of 2001, largely due to timing.

Service and distribution ("S&D") expenses were lower than the prior year third quarter by $431,000, or 34.8%. In the prior year, a reclassification was made in the quarter to align the Company's S&D expenses with the restructured European operations. Excluding the effect of this reclassification, S&D expenses declined 25% in the quarter due to the effects of cost control programs put in place.

In the third quarter of 2002, Interest and other was $231,000 of income as compared to $146,000 of income in the third quarter of 2001. Interest income was lower in the third quarter of 2002 as compared to the third quarter of 2001 as interest rates were substantially below the prior year level. Other income was approximately $86,000 as compared to other expense of approximately $48,000 in the third quarter of 2001.

The effective tax rate in the third quarter of 2002 was 25% on the income from continuing operations as compared to a 45.0% rate for the prior year quarter. The significant decrease is due to a reduction in the quarter of the estimated rate for the full year 2002. This change in estimate is due to greater than expected tax benefits from operating loss carryforwards and export sales. The 2001 rate was impacted by the unfavorable tax treatment of loss provisions on Internet investments that utilized offshore funds.

Results of Operations Nine Months Ended September 28, 2002 Compared to September 29, 2001

Net sales for the nine month period ended September 28, 2002 were $84.0 million, a decrease of 1.5% as compared to the same period in 2001. Total QWI sales of $84.0 million increased 1.0% over the prior year. Domestic writing instrument sales were $43.7 million for the first nine months, 11.8% higher than the comparable period last year. International writing instrument sales of $40.3 million were 8.5% lower than the comparable period in 2001. Effective for 2002, pen computing results are no longer reported as a separate segment. For the nine months ended September 28, 2002, there was no significant pen computing activity, while sales in the 2001 period were $2.1 million.

The increase in domestic writing instrument sales was due primarily to retail division growth and higher OEM revenue. Sales by the retail division increased 11.8% for the first nine months of 2002 as compared to the first nine months of 2001. The increase in this division can be attributed to a new Century holiday gift package program offered to an existing warehouse club account, the cumulative effect of the launch of several new products and initiatives during the year and new distribution in department stores of new ion gift packages. OEM revenue was $3.2 million for the nine months ended September 28, 2002, compared to $1.3 million in the comparable period of 2001 due to the addition of a new customer. Business gift sales declined by 5.1% in 2002 compared to 2001, due to continued adverse economic conditions and the resulting reduction in corporate discretionary spending.

International revenues decreased for the first nine months primarily due to lower sales in Asia and the EMEA markets. Asia revenue declined 16.9% for the nine months ended September 28, 2002. This decline was due to the continuing adverse economic conditions in Asia, particularly in Japan, that are affecting the region's corporate gift and duty free sales. EMEA sales for the first nine months of 2002 declined 5.0% as compared to the same period of 2001. EMEA revenue has been affected by an 18% decline in business gift sales, offset somewhat by a 4% increase in retail sales. Canada and Latin America sales declined slightly as compared to 2001.

The gross profit margin for the first nine months of 2002 was 52.1%, 0.2 percentage points lower than the 52.3% gross margin reported for the comparable period last year. QWI gross margins were lower by 1.8 percentage points due to product mix as well as the effect of higher fixed manufacturing expenses on relatively flat sales volume. PCG segment margins were negative for the first nine months of 2001.

SG&A expenses for the first nine months of 2002 were 4.1% higher than the prior year. SG&A expenses in 2002 included $340,000 of due diligence expenses related to a review of a strategic acquisition target. At this time, the Company has decided not to pursue this target. Marketing and selling support expenses for the first nine months of 2002 increased 4.4% over the same period last year due to the Company's decision to investment spend in this area. All other SG&A expenses increased 1.2% for the first nine months as compared to the same period of 2001.

R&D expenses in the first nine months of 2002 were higher than the same 2001 period by 9.2%. This was due to increased expenditures for the development of new QWI products.

Interest and other for the first nine months of 2002 was income of $649,000 as compared to expense of $5.2 million in 2001. Interest income was 37.6% lower than 2001, due primarily to lower interest rates. The 2001 expense was due almost entirely to activity relating to the Company's Internet investments, as the Company recorded a loss of approximately $5.9 million in the second quarter of 2001, due to the decline in value of investments in DigitalConvergence.:Com Inc. and NeoMedia.

The Company recorded income tax expense of 27% on income from continuing operations in the first nine months of 2002. This is the Company's best estimate of the effective tax rate for the full year, which reflects greater than expected benefits from operating loss carryforwards and export sales. The Company recorded an income tax benefit of 45% on the loss from continuing operations for the first nine months of 2001. The 2001 rate was impacted by unfavorable tax treatment of loss provisions on Internet investments that utilized offshore funds.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("STI") ("cash and STI") decreased approximately $1.2 million from December 29, 2001 to $20.3 million at September 28, 2002. Cash and STI available for domestic operations approximated $762,000, while cash and STI held offshore approximated $19.5 million at September 28, 2002. For the nine months ending September 28, 2002, the Company used approximately $5.7 million of cash generated from domestic operations to repurchase shares of the Company's stock. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of September 28, 2002, approximately $9.4 million of these earnings had been repatriated to the U.S. The Company expects to repatriate an additional $2.5 million of undistributed foreign earnings in the fourth quarter of 2002. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the U.S.; hence, no additional deferred taxes were recorded during the first nine months of 2002.

Accounts receivable decreased since the end of 2001 by approximately $5.8 million to $22.1 million, primarily due to cash collected in January 2002 from customers who took advantage of the Company's 2001 extended dating program. This program allowed domestic customers to defer payments on certain 2001 purchases to 2002. This program was similar to holiday season dating programs that have been offered in prior years and is being offered again in 2002.

Included in other assets is the net book value of the Irish facility, approximately $1.0 million, which was closed as part of the Company's restructuring plan and is classified as an asset held for sale. A deposit and letter of intent have been received from a potential buyer of this property and negotiations are in progress.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. There was $1.5 million outstanding under this line of credit at September 28, 2002 and September 29, 2001.

In the third quarter of 2002, $140,000 of restructuring charges were paid. Total cash payments to date through September 28, 2002, related to the restructuring plan, approximated $13.9 million. The total cash portion of the restructuring is expected to approximate $15.3 million. The Company expects that cash payments for restructuring will be substantially completed by the end of 2002.

The Company is currently reviewing the assumptions used for the estimated return on plan assets and discount rate of the Company's defined benefit retirement plan. Given the actual investment return on the Company's defined benefit retirement plan portfolio, the Company is considering reducing the return on plan assets and discount rate assumptions. This will likely result in a cash contribution of approximately $700,000 in 2003.

On April 26, 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. In the third quarter of 2002, the Company repurchased 348,867 shares of stock for approximately $2.4 million. At September 28, 2002, the Company had repurchased 1,446,267 shares of stock for approximately $9.9 million under this plan at an average price of $6.81. This plan was completed in October 2002. There were a total of 1,499,967 shares purchased under this plan for approximately $10.2 million at an average price per share of $6.78.

On October 23, 2002 the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. The Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. There is no assurance as to the actual number of shares that will be repurchased under this program and purchases can be suspended at any time.

The Company believes that existing cash and funds from operations, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring plan, contributions to the defined benefit retirement plan and the stock repurchase plan. Should operating cash flows in 2002 not materialize as projected, the Company has a number of alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending, delaying non-critical research and development and capital projects and delaying the completion of the stock repurchase plan.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted FASB SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. Testing goodwill impairment under SFAS No. 142 is a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying amount. If the fair value exceeds the carrying value, no impairment would be recognized. If, however, the carrying value of the reporting unit exceeds the fair value, the goodwill may be impaired. This first step of the initial assessment must be completed within six months of adoption. The second step of SFAS No. 142, determining the amount of the impairment, if any, must be performed no later than December 28, 2002. The Company has performed the first step of testing goodwill for impairment and has determined that there is no impairment. At September 28, 2002, the carrying value of goodwill was approximately $3,944,000. Amortization of goodwill was $55,000 in the third quarter of 2001.

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

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (including but not limited to the effect of new products and new distribution, continued strength of the retail market in the United States and Europe, the anticipated effective tax rate, the expected results of litigation, the anticipated benefits of strict cost controls and statements related to available working capital). In addition, use of words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the uncertainty of the domestic and foreign economies, the political uncertainty of certain foreign markets in which the Company operates, the uncertainty related to litigation, customer and consumer acceptance of the Company's new and existing product lines, and new distribution. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the twelve month period ended December 29, 2001 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2001 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this quarterly report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

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

A. T. CROSS COMPANY

Date: November 12, 2002	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 12, 2002	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, David G. Whalen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.T. Cross Company;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002		DAVID G. WHALEN
David G. Whalen
President and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, John T. Ruggieri, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.T. Cross Company;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002		JOHN T. RUGGIERI
John T. Ruggieri
Chief Financial Officer