Form 10-K
period 2002-12-28
CROSS A T CO
filed 2003-03-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002
Commission File Number 1-6720 A. T. CROSS COMPANY (Exact name of registrant as specified in its charter)
Rhode Island (State or other jurisdiction of incorporation or organization)	05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)	02865 (Zip Code)
Registrant's telephone number, including area code: (401) 333-1200
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered:
Class A Common Stock ($1 Par Value)	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No X

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $60.1 million.

The number of shares outstanding of each of the registrant's classes of common stock as of March 5, 2003:
Class A common stock -	13,446,034	shares
Class B common stock -	1,804,800	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Business

The A. T. Cross Company (the "registrant" or the "Company") manufactures and markets fine writing instruments under the Cross® brand consisting of: ball-point pens, fountain pens, selectip rolling ball pens, which accommodate various types of refills, and mechanical pencils. The registrant also manufactures and markets a variety of refills for most product types. In addition to Cross branded writing instruments, the Company designs and markets writing instruments sold under the Penatia™ and Omni® by Cross brands and a line of writing instruments sold under the licensed name of Bill Blass® .. The Company is an Original Equipment Manufacturer ("OEM") of writing instruments and digital pens that are used with Tablet PCs. In addition to writing instruments, the Company also designs and markets desk sets. In February 2003, the Company launched a new line of business accessories. This new line of business accessories was designed by the Company and includes: pad portfolios, personal digital assistant ("PDA") cases, business card cases, key rings, letter openers, money clips, etc. The Company also designs and markets a line of timepieces, primarily for the business gift market. These timepieces are different from those that the Company discontinued in 1999, which were primarily sold at retail at significantly higher price points. The Company periodically launches new products from time to time.

The Company's writing instruments are offered in a variety of styles and materials, at various price points and are packaged and sold as individual units or in matching sets. The Company continues to be a market leader in the United States in fine writing instruments priced (suggested retail) from approximately $10 to $50. Products in this price range include: Classic® Century® , Ion® , Morph™, MicroPen, Radiance, Solo® and selected Century II and ATX® writing instruments. The Cross Matrix® , Cross Townsend® , Morph2 Rollerball and Century II lines provide the Company a presence in the $55 to $300 price range. The Penatia brand provides the Company a presence in the under $10 price range. Timepieces are priced between $70 and $190, and business accessories are priced between $20 and $110.

The Company emphasizes styling, innovation, craftsmanship and quality control in the design and production of all of its products. All of the registrant's Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure. The Company's timepieces are sold with a limited ten-year warranty, and business accessories are sold with a limited one-year warranty.

The registrant's products are sold throughout the United States by manufacturer's agents or representatives to approximately 8,100 active retail and wholesale accounts. Retail accounts include: gift stores, department stores, jewelers, stationery and office supply stores, mass merchandisers, catalogue showrooms and United States military post exchanges, service centers and central buying operations. The wholesale accounts distribute the registrant's products to retail outlets that purchase in smaller quantities. The registrant's products are also sold to consumers in the United States on the Company's web site: www.cross.com. Advertising specialty representatives market the registrant's writing instruments, accessories and timepieces in the United States to business and industry. Typically, such products are engraved or carry the purchaser's name or emblem and are used for gifts, sales promotions, incentive purposes or advertising.

Sales of the registrant's products outside the United States during 2002 were made to foreign distributors and retailers worldwide by the registrant and its wholly-owned subsidiaries.

Effective 2002, the Company has one reportable business segment: Quality Writing Instruments ("QWI"). This is the result of the downsizing of the Company's Pen Computing Group ("PCG") segment in 2001. For certain financial information with respect to segments, see Note L to the registrant's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Raw Materials

Most raw materials for the production of writing instruments are obtained domestically. Some desk set base materials, fountain pen nibs, front sections, refill parts, certain finished caps and barrels, and some lacquer coating of metal shells are imported from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen nibs, front sections, cap components and certain coated shells are imported from Japan.

To maintain the highest level of product quality, the Company relies on a limited number of domestic and foreign suppliers for certain raw materials and manufacturing technologies. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located.

Patents, Licenses and Trademarks

The registrant, directly and through its subsidiaries, has certain writing instrument, timepiece, accessory and PCG trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the frustoconical top of its writing instruments. The principal trademark "CROSS" is of fundamental importance to the business. The registrant holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications including, but not limited to, its desk set units, Cross Townsend series writing instruments, Solo and Radiance series writing instruments, Morph series writing instruments, Ion series writing instruments, Cross Matrix series writing instruments, fountain pens, mechanical pencil mechanisms and ball-point pen mechanisms. The registrant also holds certain United States patents and/or has filed United States and foreign patent applications covering certain of its timepieces and pen computing products. While the registrant pursues a practice of seeking patent protection for novel inventions or designs, the Company's business is not significantly dependent upon obtaining and maintaining patents.

Seasonal Business

Retail demand for the registrant's writing instrument products is highest prior to Christmas and other gift-giving occasions. The Company historically has generated approximately one third of its annual sales in its fiscal fourth quarter. However, seasonal fluctuations have not materially affected continuous production of writing instrument products.

Working Capital Requirements

Writing instrument inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The registrant offers, and may offer in the future, extended payment terms to domestic writing instrument customers at certain points during the year, usually September through November. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Customers

The registrant is not dependent upon any single customer for more than 10% of its consolidated revenues. The Company is dependent, however, on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for a significant portion of its revenue. In 2002, sales to this group were approximately 16.5% of consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. In response to mutual concerns regarding sales velocity in the quality writing instrument category, the Company, in conjunction with some of these trading partners, is reviewing alternative methods of going to market. The issues being addressed include more dedicated merchandising of the Company's quality writing instruments and gift products, more effective inventory management, matching inventory to peak selling seasons and more concentrated Company sponsored merchandising, particularly during peak gift-giving periods. The implementation of any or all of these alternatives could have an effect on revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Backlog of Orders

The backlog of orders is not a significant factor in the registrant's business.

Government Contracts

Sales of the registrant's writing instrument products are made to military post exchanges and service centers, but the Company does not enter into any contracts that are subject to renegotiation or termination by the United States Government.

Competition

The writing instrument field is highly competitive, in particular with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the United States and abroad. Many of such manufacturers produce lower priced writing instruments than those produced by the registrant. Although the registrant is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. The Company emphasizes styling, innovation, craftsmanship and quality control in the design and production of all of its products. All of the registrant's Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure.

The Company's potential competitors in the digital pen market have greater financial and technological resources and could offer lower priced products.

See also the "Risks and Uncertainties; Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Research and Development

The registrant had expenditures for research and development of new products and improvement of existing products of approximately $2.2 million in 2002, $2 million in 2001 and $1.9 million in 2000. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Environment

The registrant believes it is in substantial compliance with all Federal, state and local environmental laws and regulations. The registrant believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note N to the registrant's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Employees

The registrant had approximately 860 employees at December 28, 2002, of which approximately 160 were employed by international subsidiaries or branches.

International Operations and Export Sales

Approximately 51% of the registrant's sales in 2002 were in international markets. The registrant's primary international markets are in Europe and Asia. Sales of writing instrument products to international distributors are subject to import duties in many countries. The operations of the registrant's international subsidiaries and branches are subject to the effects of currency fluctuations, the availability of dollar exchange, exchange control and other restrictive regulations. Undistributed earnings of the foreign manufacturing and marketing subsidiaries generally are not subject to current United States Federal and state income taxes. However, repatriation to the registrant of the accumulated earnings of foreign subsidiaries would subject such earnings to United States Federal and state income taxes. See Note I and Note L to the registrant's consolidated financial statements in Item 8 of this Form 10-K Annual Report. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Availability of Securities and Exchange Commission Filings

The registrant's web site address is www.cross.com. The registrant makes available free of charge, through the Investor Relations section of this web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The registrant includes its web site address in this Annual Report on Form 10-K only as an inactive textual reference and does not intend it to be an active link to its web site.

Executive Officers of the Registrant

The following are the executive officers of the registrant (each of whom serves until his or her successor is elected and has qualified), their respective ages as of December 28, 2002 and their principle positions:
NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE

John T. Ruggieri	(1)	46	Senior Vice President, Treasurer and Chief Financial Officer President, Pen Computing Group	2001
Gary S. Simpson	(2)	51	Corporate Controller, Chief Accounting Officer	1997
Tina C. Benik	(3)	43	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(4)	55	Vice President, Operations	1995
Joseph V. Bassi	(5)	50	Finance Director	1997
Sondra L. Wellmerling	(6)	43	Senior Vice President, Marketing and New Product Development	2000
Peter J. Leon	(7)	51	Vice President, Marketing and Sales, Americas	2000
Kieran J. Crowley	(8)	53	Vice President, EMEA	2001
Peter J. Canole	(9)	48	Vice President, Asia	2001

(1)

Prior to becoming Senior Vice President, Treasurer and Chief Financial Officer; President, Pen Computing Group in 2001, John T. Ruggieri was Senior Vice President, Treasurer and Chief Financial Officer from 1997 to 2001 and was Vice President, Corporate Development and Planning from 1993 to 1997.

(2)	Prior to becoming Corporate Controller in 1997, Gary S. Simpson was the Controller, Lincoln Operations from 1992 to 1997.
(3)	Prior to becoming Vice President, Legal and Human Resources; Corporate Secretary in 2000, Tina C. Benik was Vice President, Legal, General Counsel and Corporate Secretary from 1993 to 2000.
(4)

Prior to becoming Vice President, Operations in 1995, Stephen A. Perreault held various senior executive positions in jewelry, cosmetics, and gift manufacturing and distribution companies, including: Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd., and Avon Products, Inc.

(5)	Prior to becoming Finance Director in 1997, Joseph V. Bassi was Manager, Financial Planning from 1996 to 1997 and Manager, Budgeting and Financial Planning from 1987 to 1996.
(6)

Prior to becoming Senior Vice President, Marketing and New Product Development in 2000, Sondra L. Wellmerling was Vice President of Global New Products at the Ray Ban® division of Bausch & Lomb, Inc. from 1997 to 1999. From 1994 to 1997, Ms. Wellmerling served as the Director of Marketing and Sales Strategy for the Ray Ban division of Bausch & Lomb, Inc.

(7)

Prior to becoming Vice President, Marketing and Sales, Americas in 2000, Peter J. Leon was Director, Sales-U.S. from 1999 to 2000. From 1995 to 1999, Mr. Leon was the Vice President of Sales with the Southworth Company.

(8)

Prior to becoming Vice President, EMEA in 2001, Kieran J. Crowley was Managing Director, EMEA from 2000 to 2001. From 1988 to 2000, Mr. Crowley held various senior executive positions, the last of which was General Manager of the Company's United Kingdom subsidiary.

(9)

Prior to becoming Vice President, Asia in 2001, Peter J. Canole was Managing Director, Asia-Pacific from 2000 to 2001. From 1998 to 2000, Mr. Canole was Director, Worldwide Travel Retail for Hasbro, Inc. Mr. Canole previously worked for the Company from 1986 to 1998; the last position held was Manager, Worldwide Tax, Duty Free.

Item 2.	PROPERTIES

The registrant currently owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in Lincoln, Rhode Island. This facility, which is well maintained and in good repair, is currently being utilized in a manufacturing, distribution and administrative capacity. The productive capacity of this facility is sufficient to meet the registrant's needs for the foreseeable future. The registrant's wholly-owned subsidiary, A. T. Cross Limited, owns an approximate 64,000 square foot facility in Ballinasloe, County Galway, Ireland. This facility, which has been well maintained and is in good repair, was closed and placed for sale as part of the Company's restructuring plan.

The registrant's operations in France, the United Kingdom, The Netherlands, Spain, Germany, Japan, Taiwan, Hong Kong, Canada, Lincoln and Miami lease administrative facilities and/or warehouse space.
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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals. The appeal was before the First Circuit Court of Appeals. Oral argument was held February 8, 2002.

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

In 2000, the Company was advised by its environmental consultant that elevated levels of certain contaminants were found in soil and groundwater at the Company's Irish facility. These conditions have been reported to the regulatory authorities in Ireland and additional investigation is ongoing. A proposed remediation program was developed and submitted to the Irish Environmental Protection Agency ("EPA") in 2001. This program was approved by the Irish EPA in the second quarter of 2002 and implementation is ongoing. Results will be subject to Irish EPA approval.

In June 2002 the United States EPA served the Company with a Notice of Potential Liability and Request for Information regarding the J.M. Mills Landfill, which is part of the Peterson/Puritan Superfund site in Cumberland, Rhode Island. The Notice also requests that the Company pay past and future costs associated with the site. To date, approximately sixty entities have received Notice Letters from the EPA relative to the site. The Company filed its response in October 2002.

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the site. Past and future costs, excluding the required remedy, are estimated at $3 million to $5 million. No discovery has been taken to date.

No other legal proceedings are pending by or against the Company or any of its subsidiaries, which, in management's opinion, would have a material impact on the Company's consolidated financial position or results of operations.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A common stock is traded on the American Stock Exchange (symbol: ATX). There is no established trading market for the Company's Class B common stock. At December 28, 2002, there were approximately 1,400 shareholders of record of the Company's Class A common stock and 2 shareholders of record of the Company's Class B common stock. The weighted average numbers of shares outstanding were 15,895,312 and 16,664,375 during 2002 and 2001, respectively. High and low stock prices for the last two years were:
2002			2001

QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$7.30	$5.90	First	$7.37	$4.31
Second	$7.55	$6.90	Second	$7.95	$5.90
Third	$7.42	$5.90	Third	$7.80	$5.00
Fourth	$6.52	$5.13	Fourth	$6.50	$4.80

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Item 6.	SELECTED FINANCIAL DATA

Five-Year Summary	2002	2001	2000	1999	1998

OPERATIONS: (THOUSANDS OF DOLLARS)

Net Sales from Continuing Operations	$ 117,328	$ 123,516	$ 130,548	$ 126,994	$ 152,783
Income (Loss) from Continuing
Operations Before Income Taxes	6,687	2,538	(6,913)	(20,044)	(7,064)
Provision (Benefit) for Income Taxes	1,771	1,616	815	239	(2,472)
Income (Loss) from Continuing Operations	4,915	922	(7,728)	(20,283)	(4,592)
Income (Loss) from Discontinued
Operations, Net	-	58	(371)	170	(853)
Net Income (Loss)	4,915	980	(8,099)	(20,113)	(5,445)
Cash Dividends Declared	-	-	-	-	3,971

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)

Current Assets	67,751	72,805	85,436	93,798	112,919
Current Liabilities	29,951	33,233	46,362	44,980	46,758
Working Capital	37,800	39,572	39,074	48,818	66,161
Total Assets	105,140	111,350	128,341	137,222	156,837
Accrued Warranty Costs	1,888	3,541	4,693	5,821	5,821
Shareholders' Equity	73,301	74,575	77,286	86,421	104,257

PER SHARE DATA: (DOLLARS)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	0.31	0.06	(0.47)	(1.22)	(0.28)
Discontinued Operations	-	-	(0.02)	0.01	(0.05)
Net Income (Loss)	0.31	0.06	(0.49)	(1.21)	(0.33)
Cash Dividends Declared	-	-	-	-	0.24

Item 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 2002 with Fiscal 2001

Consolidated net sales were $117.3 million in fiscal 2002, a decrease of $6.2 million, or 5%, as compared to fiscal 2001. Writing instrument net sales of $117.3 million were less than the prior year by approximately $3.7 million, or 3.1%. Domestic writing instrument net sales of $57.8 million decreased $200,000, or 0.4%, and international writing instrument net sales of $59.5 million decreased $3.5 million, or 5.5%, as compared to fiscal 2001. PCG segment sales were approximately $2.5 million in fiscal 2001.

Domestic writing instrument volume was adversely affected by a slowdown in consumer holiday spending and lower sales to the office supply superstores in the fourth quarter. Unlike past years, the superstores did not aggressively promote either Cross or the fine writing category with off-shelf holiday gift displays. As a result, sales through the Company's retail division decreased 2.7% as compared to fiscal 2001. Sales of business gift products by the Company's special markets division decreased approximately 9.3%, as continued economic uncertainty had an unfavorable impact on the corporate gift market. Writing instrument OEM revenue increased $1.9 million from the prior year, as the Company added two new customers during fiscal 2002 and sharply increased sales to an existing account. OEM revenue from the sale of digital pens was $442,000 in 2002.

International writing instrument sales continue to be adversely affected by the weaker Asian economy, as sales in Asia of $16.4 million were lower by 11.6%, as compared to fiscal 2001. Sales in Japan, our largest Asian subsidiary, were down approximately 19% from the prior year, as unfavorable economic conditions resulted in significantly lower corporate gift division sales. In addition, unfavorable exchange rates, particularly the weaker weighted average yen exchange rate, adversely affected sales in Asia by approximately two percentage points. Sales in the Europe, Middle East and Africa markets ("EMEA") of $33.5 million were 3% less than 2001. An approximate 11% decline in the EMEA corporate gift business was offset by higher retail sales reflecting: the favorable effects of new product launches, new in-store merchandising and a stronger euro exchange rate, which had an approximate five percentage point favorable effect on EMEA sales. Sales in Canada were flat as compared to fiscal 2001, whereas sales in Latin America were down 5.6% as compared to the prior year.

Consolidated gross profit margins of 52.8% in fiscal 2002 were unchanged from fiscal 2001. Writing instrument margins in fiscal 2002 were 52.8%, or 2.3 percentage points, less than fiscal 2001. Writing instrument margins declined, in part, due to the effect of product mix. Margins in 2002 were also unfavorably affected by higher manufacturing related depreciation, health insurance and pension expense. In addition, gross margins were unfavorably affected by relatively fixed manufacturing overhead and manufacturing variances combined with the lower sales volume in 2002 as compared to 2001. PCG segment margins were negative in fiscal 2001.

Consolidated selling, general and administrative ("SG&A") expenses of approximately $52.4 million were 3.6% higher than the prior year and were 44.7% of net sales in fiscal 2002 as compared to $50.6 million, or 41%, in fiscal 2001. SG&A expenses for QWI of approximately $52.4 million were 5.8% higher than the prior year. Marketing and selling expenses increased approximately $2.4 million, or 8.1%, as compared to 2001, as the Company supported new product launches and targeted advertising and promotions. QWI general and administrative expenses increased 2.2%, due largely to increases in depreciation and pension expense during the year. In addition, the Company incurred approximately $340,000 of due diligence expenses in 2002 related to a review of a strategic acquisition target, which, at this time, the Company has decided not to pursue. Somewhat offsetting these increases, the Company reduced the allowance for doubtful accounts related to its domestic operations by approximately $435,000, as detailed analysis of aged receivables and write-off history indicated that an adjustment was required. PCG segment SG&A expenses in fiscal 2001 were approximately $1 million.

Research and development ("R&D") expenses of approximately $2.2 million were 9.5% higher than last year. QWI research and development expenditures of approximately $2.2 million were 27.1% higher than fiscal 2001, due to the inclusion of approximately $437,000 of development efforts of digital pen products. PCG segment R&D expenses were approximately $276,000 in fiscal 2001.

Service and distribution ("S&D") expenses of $1.5 million were 61.4% less than fiscal 2001. An approximate $2.2 million pre-tax adjustment was recorded as a reduction to accrued warranty costs in the fourth quarter of fiscal 2002. This adjustment was required, due to a change in estimate to reflect significantly lower cost trends, measured over a period of years, among several factors that impact the Company's cost to service the warranty. The most significant factors include: the operating efficiency and related cost of the service department, writing instrument unit sales, the number of units that are eventually returned for warranty repair and, more recently, a five dollar shipping and handling fee that was established in 2000 for all warranty claims. This fee had the twofold impact of reducing service department costs and contributing to the recent trend of fewer units being returned for warranty repair.

In the fourth quarter of fiscal 2002, the environmental remediation reserve, established in fiscal 2000 for the Company's property in Ireland, was reduced by approximately $179,000 based upon updated remediation cost estimates provided by the Company's environmental consultant. In the fourth quarter of fiscal 2001, approximately $412,000 of the environmental remediation reserve was reversed based upon remediation cost estimates provided by the Company's environmental consultant. The accrued liability for remediation in Ireland was approximately $464,000 at December 28, 2002.

There was no restructuring and loss on impairment of assets charge in fiscal 2002 as compared to $857,000 in fiscal 2001. For further discussion of the 2001 charge, see the "Comparison of Fiscal 2001 with Fiscal 2000" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Interest and other income (expense) for fiscal 2002 was income of $734,000 as compared to an expense of $5.7 million in fiscal 2001. The expense in 2001 was almost entirely due to activities relating to the Company's investments in internet companies. In fiscal 2001, the Company recorded losses of approximately $6.3 million, due to other than temporary declines in value of its DigitalConvergence.:Com Inc. ("DCCI") investment and NeoMedia Technologies, Inc. ("NeoMedia") marketable securities. Interest income in fiscal 2002 of approximately $305,000 was 35% lower than interest income in 2001, as interest rates were lower than the prior year.

In fiscal 2002, the Company recorded an income tax provision of $1.8 million on approximately $6.7 million of income from continuing operations. The effective tax rate was 26.5% as compared to 63.7% in fiscal 2001. This decrease in tax rate was primarily due to greater than expected benefits from operating loss carryforwards as well as the effect of foreign tax credits and export sales in 2002. In addition, 2001 losses on internet investments, which utilized offshore funds, unfavorably impacted the 2001 tax rate. For an analysis of income taxes from continuing operations, see Note I to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

As a result of the foregoing, the consolidated net income in fiscal 2002 was $4.9 million ($0.31 earnings per share, basic and diluted) as compared to the fiscal 2001 net income of $980,000 ($0.06 earnings per share, basic and diluted). Income from continuing operations in fiscal 2002 was $4.9 million ($0.31 earnings per share, basic and diluted) as compared to the fiscal 2001 income from continuing operations of $922,000 ($0.06 earnings per share, basic and diluted).

Comparison of Fiscal 2001 with Fiscal 2000

Consolidated net sales of $123.5 million decreased 5.4%, or $7 million, in fiscal 2001 as compared to fiscal 2000. Writing instrument net sales of $121 million in 2001 were less than 2000 by approximately $5.4 million, or 4.3%. Domestic writing instrument net sales decreased by $2.1 million, or 3.5%, and international writing instrument net sales were lower by $3.3 million, or 4.9%, as compared to fiscal 2000.

Domestic writing instrument volume was unfavorably affected by the slowing United States economy, especially in the second half of 2001. Sales through the Company's retail division for the full year were 2.5% higher as compared to 2000, as an approximate 6% increase in sales to large office supply accounts was partially offset by a 9% decrease in sales to carriage trade accounts (department, gift and jewelry stores). Sales of business gift products by the Company's special markets division decreased approximately 8.8%, as companies reduced their spending in light of worsening United States economic conditions and as discretionary spending was diverted to charitable causes. OEM revenue declined 42.8% from fiscal 2000. The revenue of this business division was highly dependent upon one large luxury goods retailer in 2001. This retailer was adversely affected in 2001 by the same overall economic conditions as those affecting the Company.

International writing instrument sales were unfavorably affected by the weak Asian economy. Sales in Asia in fiscal 2001 were lower than fiscal 2000 by approximately 12.5%, as unfavorable Yen/Dollar exchange rates and a slowdown in tourist travel adversely affected duty free sales. Sales in Canada increased over fiscal 2000 by 11.5%, whereas Latin America sales were flat. Sales in the EMEA markets were 3.1% less than fiscal 2000; the positive effects of new product launches and new in-store merchandising on retail sales in 2001 were more than offset by a 5% reduction of corporate gift business, unfavorable foreign exchange rates and a 20% decline in sales to the Middle East market.

PCG sales were approximately 40% less than fiscal 2000. In fiscal 2001, sales consisted primarily of one electronic pen product, whereas in fiscal 2000 sales were generated from the fulfillment of an OEM order for CrossPads from existing inventory, OEM sales of digital pens, NetPens® and Cross :Convergence® pens.

Consolidated gross profit margins of 52.8% in fiscal 2001 increased 1.9 percentage points from 50.9% in fiscal 2000. The increase in gross margin was attributable to improved writing instrument margins offset somewhat by negative gross margins generated by PCG. Writing instrument margins in fiscal 2001 were 55.1%, up 2.8 percentage points over fiscal 2000. This improvement was due, in part, to lower manufacturing costs resulting from the consolidation of the Irish manufacturing and distribution operation into the Lincoln, Rhode Island facility as part of the Company's restructuring plan. PCG's margins were negative in fiscal 2001, due to the effect of low sales volume combined with relatively fixed manufacturing costs and a $1.2 million charge for the write-down of slow moving inventory in the fourth quarter of 2001.

Consolidated SG&A expenses of approximately $50.6 million in fiscal 2001 were 6.9% lower than fiscal 2000 and were 41% of net sales in fiscal 2001 as compared to 41.7% in fiscal 2000. SG&A expenses for QWI were approximately $49.6 million in fiscal 2001, 6.4% less than fiscal 2000, as the Company continued strict controls over costs. PCG's SG&A expenses in fiscal 2001 were approximately $1 million as compared to $1.4 million in fiscal 2000.

R&D expenses of approximately $2 million were 5.8% higher than fiscal 2000, due to QWI new product development efforts and PCG activities.

S&D costs of $3.9 million were $2.3 million higher than fiscal 2000. Approximately half of this increase was due to the closure of the manufacturing and distribution facility in Ireland in 2001. The remaining increase was the result of an approximate $761,000 favorable change in estimate adjustment that was made to accrued warranty costs in fiscal 2000 and recorded as a reduction of service and distribution costs in fiscal 2000.

In the fourth quarter of fiscal 2001, approximately $412,000 of the environmental remediation reserve, established in fiscal 2000 for the Company's property in Ireland, was reversed based upon remediation cost estimates provided by the Company's environmental consultant.

In fiscal 2001, the Company recorded approximately $857,000 of restructuring charges and loss on impairment of assets. Of this, approximately $862,000 related to the impairment of PCG assets, as certain long-lived assets were written off. The Company determined that the carrying amount of these assets exceeded their fair value. In addition, in fiscal 2001, the Company recorded a $5,000 favorable change in the estimated liabilities of the restructuring plan. See Note D to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Interest and other income (expense) was an expense of $5.7 million in fiscal 2001, as compared to income of $5.2 million in fiscal 2000. The expense in 2001 was almost entirely due to activities relating to the Company's investments in internet companies. In fiscal 2001, the Company recorded losses of approximately $6.3 million, due to other than temporary declines in value of its DCCI investment and NeoMedia marketable securities. In fiscal 2000, the Company recorded an approximate $3.3 million gain on the sale of a portion of the Company's investment in NeoMedia. Interest income in fiscal 2001 was approximately $868,000, 55% lower than interest income in 2000, as average invested funds and interest rates were lower than in the prior year.

In fiscal 2001, the Company recorded an income tax provision of approximately $1.6 million on $2.5 million of income from continuing operations. For an analysis of income taxes from continuing operations, see Note I to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

In fiscal 2001, the Company recorded after-tax income from discontinued operations of approximately $58,000. For a full analysis of discontinued operations, see Note J to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Consolidated net income in fiscal 2001 was $980,000 ($0.06 earnings per share, basic and diluted) as compared to the fiscal 2000 net loss of $8.1 million ($0.49 loss per share, basic and diluted). Income from continuing operations in fiscal 2001 was $922,000 ($0.06 earnings per share, basic and diluted) as compared to the fiscal 2000 loss from continuing operations of $7.7 million ($0.47 loss per share, basic and diluted).

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments ("cash") of $18 million at the end of fiscal 2002 declined $3.5 million from the prior year, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased approximately $1.3 million from the prior year, due to lower sales volume. The Company offers its United States retail writing instrument customers a dating program whereby they may either delay payment on certain third and fourth quarter purchases until January of the next year or earn a greater discount if payment is made earlier; therefore, the cash level tends to be lower at the end of the year when accounts receivable are generally higher.

Total inventory of approximately $13.5 million decreased by $438,000 as compared to fiscal 2001. It is expected that inventory levels may increase to support the Company's new product launches in fiscal 2003.

Additions to property, plant and equipment were approximately $5.3 million in fiscal 2002 as compared to $6.3 million in fiscal 2001. In fiscal 2003, the Company expects capital expenditures to be slightly higher than in fiscal 2002, whereas depreciation expense is expected to approximate that of 2002.

In fiscal 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. This plan was completed in October 2002. A total of 1,499,967 shares were purchased under this plan for approximately $10.2 million at an average price per share of $6.78. On October 23, 2002, the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. Under this new plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this new plan for approximately $1.1 million at an average price per share of $6.09.

The Company's working capital was $37.8 million at the end of fiscal 2002, a decrease of $1.8 million from fiscal 2001, and its current ratio at the end of fiscal 2002 and 2001 was 2.3:1 and 2.2:1, respectively. Operating cash flow from continuing operations was $7.2 million in fiscal 2002 as compared to $7 million in fiscal 2001.

The Company maintains a $25 million unsecured line of credit with a bank. The agreement requires the Company to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow at either the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate ("LIBOR"). At December 28, 2002, there was $1 million outstanding on this line of credit.

In fiscal 2002, approximately $1 million of restructuring charges were paid. At December 28, 2002, total restructuring charges paid to date were approximately $14 million. The remaining approximate $1.4 million cash obligation for restructuring is expected to be paid in 2003. The total cash portion of the restructuring plan is expected to be approximately $15.4 million.

As part of the Company's restructuring plan, the Irish facility was closed in 2001 and placed for sale. Accordingly, the net book value of the Irish facility, approximately $1 million, is included in other assets as an asset held for sale.

In response to mutual concerns regarding sales velocity in the quality writing instrument category, the Company, in conjunction with its office superstore trading partners, is reviewing alternative methods of going to market. The issues being addressed are more dedicated merchandising of the Company's quality writing instruments and gift products, more effective inventory management, matching inventory to peak selling seasons and more concentrated Company sponsored merchandising, particularly during peak gift-giving periods. The implementation of any or all of these alternatives could have an effect on revenue.

The Company expects that health care costs will continue to increase at a rate in excess of general inflation for the near term.

Given the actual investment return on the Company's defined benefit retirement plan portfolio in 2002, the Company will make a cash contribution of approximately $500,000 in fiscal 2003. The Company's defined benefit pension plan expense is expected to increase by approximately $900,000 in fiscal 2003 as compared to fiscal 2002.

The Company expects fiscal 2003 research and development expenses to approximate fiscal 2002.

The Company believes that existing cash, funds from operations and funds from the potential sale of its Irish facility, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring plan and the stock repurchase plan. Should operating cash flows in 2003 not materialize as projected, the Company has a number of alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending, delaying non-critical research and development and capital projects and delaying the completion of the stock repurchase plan.

At the end of fiscal 2002, cash available for domestic operations amounted to approximately $4.7 million, and cash held offshore for international operations amounted to approximately $13.3 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of December 28, 2002, approximately $13 million of these earnings had been repatriated to the United States. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in fiscal 2002.

Contractual Obligations and Commercial Commitments

Contractual Obligations: The Company leases office and warehouse space and certain equipment under non-cancelable operating leases that expire through 2007. Future minimum lease payments under all non-cancelable leases and other contractual obligations at December 28, 2002 were approximately:
(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS

Operating Leases	$ 1,568	$ 833	$ 719	$ 16
Irish Investment and Development Agency Grant	1,309	1,309	-	-
Capital Leases	32	32	-	-
Total	$ 2,909	$ 2,174	$ 719	$ 16

New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company and the status of the Company's implementation thereof, see the "New Accounting Pronouncements" section of Note A to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report. None are expected to have a material impact on the Company's consolidated financial position or results of operations.

Impact of Inflation and Changing Prices

The Company's operations are subject to the effects of general inflation as well as fluctuations in foreign currencies. Policies and programs are in place to manage the potential risks in these areas. The Company has generally been successful in controlling cost increases due to general inflation. The Company continues to review its number of suppliers in order to obtain lower costs and higher quality on many of its materials and purchased components. Steps taken in conjunction with restructuring efforts have reduced operating costs in its manufacturing operations.

The Company normally enters into foreign currency exchange contracts to economically hedge that portion of its net financial position exposed to foreign currency fluctuations.

The Company has adopted accounting practices that tend to reflect current costs in its consolidated statements of operations. A portion of total inventories at the end of fiscal years 2002, 2001 and 2000 were accounted for using the last-in, first-out ("LIFO") valuation method. Normally under this method, the cost of goods sold reported in the financial statements approximates current costs, thus reducing distortions in reported income, due to the effect of changing prices.

Critical Accounting Policies

The Company applies certain accounting policies requiring management's estimates in determining reported results, see Note A "Significant Accounting Policies" to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report. The most critical accounting policies, requiring significant management judgement, are as follows:

Revenue recognition requires estimates of product returns, term discounts and rebates at the time revenue is recognized.

Inventory is valued at the lower of cost or market value, requiring management to establish inventory reserves based upon estimated market values for the Company's product lines.

Allowances for doubtful accounts receivable requires management to estimate the collectability of accounts receivable.

The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. In establishing the accrual for warranty costs, management analyzes trends, measured over a period of several years, of several factors that impact the Company's cost to service the warranty. The most significant factors include: the operating costs of the service department, writing instrument unit sales, the number of units that are returned for warranty repair and the cost of product repairs.

The Company tests goodwill for impairment at least annually. Management's estimates of future cash flows are a significant factor in testing goodwill for impairment.

Marketable equity securities are carried at market value. Temporary unrealized holding gains and losses on such securities, net of the related tax effect, are included in accumulated other comprehensive income (loss), which is reflected in shareholders' equity. If management determines that changes in market value are other than temporary, such gains or losses would be reported in net income (loss).

Management believes that the degree to which actual results differ from these estimates could have a material affect on the Company's consolidated financial position or results of operations.

For additional information regarding management's estimates, see the "Risks and Uncertainties; Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Risks and Uncertainties; Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to new products; alternative methods of bringing product to market; anticipated compliance with laws and regulations (including but not limited to environmental laws); anticipated increases in healthcare and other employee benefit plan costs; anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; the anticipated level of research and development costs; and the expectation that unremitted foreign earnings for which taxes have not been provided will continue to be permanently invested. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties.

The following section describes certain of the more prominent risks and uncertainties inherent in the Company's operations. However, this section does not intend to discuss all possible risks and uncertainties to which the Company is subjected, nor can it be assumed necessarily that there are no other risks and uncertainties that may be more significant to the Company. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

History of Losses; Uncertainty of Future Profitability: The Company has experienced losses in three of the last five fiscal years. There can be no assurances that the Company will be able to sustain profitability in the future.

New Products: The Company's ability to restore growth in sales depends largely on consumer acceptance of various new products recently introduced and planned for introduction. The markets in which the Company sells are highly competitive, and there is no assurance that consumer acceptance will be realized to the degree necessary to generate growth in the Company's sales and earnings, nor to maintain them at their current level.

Dependence on Certain Suppliers: To maintain the highest level of product quality, the Company relies on a limited number of domestic and international suppliers for certain raw materials, manufacturing technologies and certain finished products. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located.

Technological Change; Intellectual Property: The Company's electronic products may be subject to technological change, new product introductions and enhancements and evolving industry standards that may render existing products obsolete. As a result, the Company's position in its existing market or other markets that it may enter could be eroded rapidly by technological advancements. In addition, the manufacture and distribution of certain of the Company's electronic products are dependent on licensing and other contractual arrangements, some of which are non-exclusive, for varying lengths of time with third parties.

Sensitivity to Economic Conditions: Sales of the Company's products may be adversely affected by economic conditions in its domestic and international markets. These include but are not limited to the fact that economic conditions may be adversely affected by the threat or occurrence of armed conflict in Iraq, and/or the threat of terrorist attacks both domestically and internationally.

Dependence on Certain Accounts: The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for approximately 16.5% of its consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. In addition, a change in the way or how often the Company's products are distributed through one or more of these accounts could have a material adverse effect on the Company's financial performance.
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange, primarily in its investments, note payable to bank and foreign currency transactions.

The Company's short-term investment portfolio consists primarily of high-grade investments, with the majority maturing in less than five years. A hypothetical 10% adverse change in current average interest rates for these investments would not have a material impact on the Company's pre-tax earnings.

The Company maintains a $25 million unsecured line of credit with a bank. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow at either the bank's prime lending rate or at one percent per annum in excess of LIBOR. The Company believes that changes in interest rates would not be material to its operations, due to its level of borrowings.

There was $1 million outstanding under the Company's line of credit at December 28, 2002. There was no amount outstanding at December 29, 2001.

The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries. The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts or options. Most of these contracts are short-term, generally expire in one to three months and do not subject the Company to material market risk. The Company does not enter into foreign currency exchange transactions for speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

PAGE

Independent Auditors' Report.............................................................................................................	13
Consolidated Financial Statements of the A. T. Cross Company:
Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001..........................	14
Consolidated Statements of Operations for the Years Ended
December 28, 2002, December 29, 2001 and December 30, 2000.............................................	15
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 28, 2002, December 29, 2001 and December 30, 2000.............................................	15
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 28, 2002, December 29, 2001 and December 30, 2000.............................................	16
Consolidated Statements of Cash Flows for the Years Ended
December 28, 2002, December 29, 2001 and December 30, 2000.............................................	17
Notes to Consolidated Financial Statements...............................................................................	18 - 30

Independent Auditors' Report

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed at Item 15D. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 13, 2003

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
	DECEMBER 28, 2002	DECEMBER 29, 2001
ASSETS
Current Assets
Cash and cash equivalents	$ 9,144,866	$ 12,650,656
Short-term investments	8,826,983	8,846,244
Accounts receivable, less allowances for doubtful accounts
of $1,032,000 in 2002 and $1,555,000 in 2001	27,148,878	28,421,803
Inventories
Finished goods	7,102,711	6,143,220
Work in process	4,529,864	5,050,443
Raw materials	1,852,114	2,729,027
	13,484,689	13,922,690
Deferred income taxes	4,344,531	5,280,886
Other current assets	4,801,161	3,682,925
Total Current Assets	67,751,108	72,805,204
Property, Plant and Equipment
Land and land improvements	1,201,732	1,201,732
Buildings	16,414,300	16,447,744
Machinery and equipment	108,856,487	103,918,325
	126,472,519	121,567,801
Less allowances for depreciation	98,316,083	91,523,364
Net Property, Plant and Equipment	28,156,436	30,044,437
Goodwill	3,944,267	3,944,267
Deferred Income Taxes	2,453,140	2,379,049
Intangibles, Net	1,447,713	730,763
Other Assets	1,387,049	1,445,939
Total Assets	$ 105,139,713	$ 111,349,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Note payable to bank	$ 1,000,000	$ -
Accounts payable	4,540,702	4,396,520
Accrued compensation and related taxes	3,595,338	4,656,744
Accrued expenses and other liabilities	13,076,509	14,484,803
Contributions payable to employee benefit plans	6,313,220	6,899,603
Restructuring liabilities	1,380,411	2,173,460
Income taxes payable	45,160	622,357
Total Current Liabilities	29,951,340	33,233,487
Accrued Warranty Costs	1,887,564	3,540,813
Commitments and Contingencies (Note N)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000,000 shares, 16,009,209
	shares issued and 13,643,161 shares outstanding at
	December 28, 2002, and 15,967,549 shares issued and
14,657,868 shares outstanding at December 29, 2001	16,009,209	15,967,549
Class B-authorized 4,000,000 shares, 1,804,800 shares
issued and outstanding at December 28, 2002 and
December 29, 2001	1,804,800	1,804,800
Additional paid-in capital	15,688,210	15,481,165
Unearned stock-based compensation	(18,213)	(67,578)
Retained earnings	61,770,036	56,854,884
Accumulated other comprehensive loss	(1,057,892)	(1,709,948)
	94,196,150	88,330,872
Treasury stock, at cost, 2,366,048 shares in 2002
and 1,309,681 shares in 2001	(20,895,341)	(13,755,513)
Total Shareholders' Equity	73,300,809	74,575,359
Total Liabilities and Shareholders' Equity	$ 105,139,713	$ 111,349,659
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
A.T. CROSS COMPANY & SUBSIDIARIES
YEAR ENDED

DECEMBER 28, 2002	DECEMBER 29, 2001	DECEMBER 30, 2000

Net sales	$ 117,328,366	$ 123,515,908	$ 130,548,401
Cost of goods sold	55,424,353	58,297,683	64,072,090
Gross Profit	61,904,013	65,218,225	66,476,311

Selling, general and administrative expenses	52,440,874	50,615,717	54,382,782
Research and development expenses	2,190,234	1,999,804	1,890,639
Service and distribution costs	1,498,753	3,879,916	1,588,550
Environmental remediation	(178,799)	(411,853)	1,508,248
Restructuring charges and loss on
impairment of assets	-	856,905	19,259,254
Operating Income (Loss)	5,952,951	8,277,736	(12,153,162)
Interest and other income (expense)	733,631	(5,740,164)	5,239,925
Income (Loss) from Continuing Operations,
Before Income Taxes	6,686,582	2,537,572	(6,913,237)
Provision for income taxes	1,771,430	1,615,724	814,733
Income (Loss) from Continuing Operations	4,915,152	921,848	(7,727,970)
Income (Loss) from Discontinued Operations,
Net of Tax	-	58,000	(371,000)
Net Income (Loss)	$ 4,915,152	$ 979,848	$ (8,098,970)

Basic and Diluted Earnings (Loss) Per Share:
Continuing operations	$ 0.31	$ 0.06	$ (0.47)
Discontinued operations	-	-	(0.02)
Net Income (Loss) Per Share	$ 0.31	$ 0.06	$ (0.49)

Weighted Average Shares Outstanding:
Denominator for basic earnings (loss) per share	15,895,312	16,664,375	16,654,492
Effect of Dilutive Securities:
Common stock equivalents	218,020	138,085	-	(A)
Denominator for Diluted Earnings (Loss) Per Share	16,113,332	16,802,460	16,654,492

(A)	No incremental shares related to options or restricted stock granted are included, due to the loss from continuing operations.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
A.T. CROSS COMPANY & SUBSIDIARIES
	YEAR ENDED

	DECEMBER 28, 2002	DECEMBER 29, 2001	DECEMBER 30, 2000
Net Income (Loss)	$ 4,915,152	$ 979,848	$ (8,098,970)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized loss on investment	-	-	(668,320)
Reclassification adjustment -
losses included in net income	-	425,897	-
Foreign currency translation adjustments	637,178	(445,285)	(528,682)
Minimum pension liability adjustment	14,878	(18,178)	-
Comprehensive Income (Loss)	$ 5,567,208	$ 942,282	$ (9,295,972)
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES

	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	INCOME (LOSS)	SHARES	AMOUNT	EQUITY

Balances at January 1, 2000	$ 15,893,232	$ 1,804,800	$ 15,026,809	$ (615,946)	$ 63,974,006	$ (475,380)	626,066	$ (9,186,826)	$ 86,420,695
Cancellation of restricted stock				127,969			33,349	(292,738)	(164,769)
Stock purchase plan	6,388		25,669						32,057
Grant of stock options for future services			87,500	(87,500)					-
Amortization of unearned compensation				293,721					293,721
Unrealized loss on investment (net of tax)						(668,320)			(668,320)
Foreign currency translation adjustments						(528,682)			(528,682)
Net loss					(8,098,970)				(8,098,970)
Balances at December 30, 2000	15,899,620	1,804,800	15,139,978	(281,756)	55,875,036	(1,672,382)	659,415	(9,479,564)	77,285,732
Purchase of treasury stock							623,600	(4,124,286)	(4,124,286)
Cancellation of restricted stock				151,663			26,666	(151,663)	-
Stock option activity	64,300		317,806						382,106
Stock purchase plan	3,629		18,082						21,711
Non-cash compensation			5,299						5,299
Amortization of unearned compensation				62,515					62,515
Reclassification adjustment - losses
included in net income						425,897			425,897
Foreign currency translation adjustments						(445,285)			(445,285)
Minimum pension liability adjustment						(18,178)			(18,178)
Net income					979,848				979,848
Balances at December 29, 2001	15,967,549	1,804,800	15,481,165	(67,578)	56,854,884	(1,709,948)	1,309,681	(13,755,513)	74,575,359
Purchase of treasury stock							1,056,367	(7,139,828)	(7,139,828)
Stock option activity	37,035		163,839						200,874
Stock purchase plan	4,625		25,395						30,020
Non-cash compensation			17,811						17,811
Amortization of unearned compensation				49,365					49,365
Foreign currency translation adjustments						637,178			637,178
Minimum pension liability adjustment						14,878			14,878
Net income					4,915,152				4,915,152
Balances at December 28, 2002	$ 16,009,209	$ 1,804,800	$ 15,688,210	$ (18,213)	$ 61,770,036	$ (1,057,892)	2,366,048	$ (20,895,341)	$ 73,300,809
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
	YEAR ENDED

	DECEMBER 28, 2002	DECEMBER 29, 2001	DECEMBER 30, 2000

CASH PROVIDED BY (USED IN):
Operating Activities:
Income (loss) from continuing operations	$ 4,915,152	$ 921,848	$ (7,727,970)
Adjustments to reconcile income (loss) from
Continuing operations to net cash provided
by continuing operations:
Depreciation and amortization	7,952,568	7,369,119	7,450,552
Restructuring and impairment charges	-	2,086,140	19,259,254
Impairment of investment	-	4,999,993	-
Loss (gain) on sale and impairment of
Marketable equity securities	34,919	1,346,234	(3,323,526)
(Reduction of) provision for bad debts	(149,749)	734,055	731,898
Deferred income taxes	918,263	804,004	1,329,375
(Reduction of) provision for accrued warranty costs	(1,759,562)	533,909	(760,799)
Non-cash compensation	17,811	5,299	-
Unrealized gains on trading securities	(149,275)	(31,941)	(495,553)
Changes in operating assets and liabilities:
Accounts receivable	3,001,953	883,280	(3,111,491)
Inventories	915,301	3,728,916	(2,500,655)
Other assets - net	(2,285,359)	(2,571,271)	103,671
Accounts payable	55,182	(1,341,736)	(463,942)
Other liabilities - net	(5,301,512)	(6,004,110)	2,391,406
Warranty costs paid	(404,687)	(540,046)	(367,251)
Restructuring charges paid	(1,018,910)	(5,912,765)	(7,053,312)
Foreign currency transaction loss (gain)	430,323	(55,564)	(358,569)
Net Cash Provided by Continuing Operations	7,172,418	6,955,364	5,103,088
Net Cash Provided by Discontinued Operations	-	58,000	669,000
Net Cash Provided by Operating Activities	7,172,418	7,013,364	5,772,088

Investing Activities:
Purchase of short-term investments	(11,982,702)	(14,597,625)	-
Sale or maturity of short-term investments	12,151,238	16,712,677	10,051,093
Purchases of marketable equity securities	-	-	(1,200,000)
Sales of marketable equity securities	-	22,435	5,127,526
Additions to property, plant and equipment	(5,337,396)	(6,318,809)	(5,252,315)
Purchase of investment	-	-	(4,999,993)
Net Cash (Used in) Provided by Investing Activities	(5,168,860)	(4,181,322)	3,726,311

Financing Activities:
Proceeds from bank borrowings	4,500,000	3,000,000	-
Repayment of bank borrowings	(3,500,000)	(3,000,000)	(8,300,000)
Proceeds from sale of Class A common stock	230,894	403,817	32,057
Purchase of treasury stock	(7,139,828)	(4,124,286)	-
Net Cash Used in Financing Activities	(5,908,934)	(3,720,469)	(8,267,943)

Effect of exchange rate changes on cash and
Cash equivalents	399,586	(261,121)	(273,268)
(Decrease) increase in cash and cash equivalents	(3,505,790)	(1,149,548)	957,188
Cash and cash equivalents at beginning of year	12,650,656	13,800,204	12,843,016
Cash and Cash Equivalents at End of Year	$ 9,144,866	$ 12,650,656	$ 13,800,204
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
DECEMBER 28, 2002

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the "Company"). Upon consolidation, all material intercompany accounts and transactions are eliminated.

Reclassification of Prior Years' Financial Statements: Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Accounting for Estimates: The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), requires the Company to make assumptions that affect the estimates reported in these consolidated financial statements. Actual results may differ from these estimates.

Revenue Recognition: Revenue from sales is recognized when the earnings process is complete and the risks and rewards of ownership have transferred, which is generally considered to have occurred upon shipment of the finished product. Provisions are made at the time the related revenue is recognized for estimated product returns, term discounts and rebates.

Industry Segments and Nature of Operations: Effective 2002, the Company has one reportable business segment: Quality Writing Instruments. This was the result of the downsizing of the Company's Pen Computing Group Segment in 2001.

The Company manufactures quality writing instruments, principally ball-point pens, fountain pens, selectip rolling ball pens, mechanical pencils and accessories. The Company sells and distributes writing instruments under the Cross brand as well as its Penatia and Omni by Cross brands and under the licensed name Bill Blass. The Company markets writing instruments, business accessories and timepieces throughout the world. The Company is an OEM of writing instruments and digital pens that are used with Tablet PCs.

The accounting policies of the Company's segment in 2002 and segments in 2001 and 2000 are described in this summary of significant accounting policies. The Company evaluates segment performance based upon the profit or loss from operations before income taxes. Interest income and expense are included in the QWI segment in 2002, 2001 and 2000. Prior to the downsizing of PCG in 2001, the Company's reportable segments were strategic business units that offered different product lines. They were managed separately, as each unit required different technologies and marketing strategies. Since the Company downsized PCG and more closely aligned its effort with the QWI R&D department, it is no longer managed separately. For certain financial information with respect to the past performance of these segments, see Note L to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Short-term investments are stated at fair market value and consist of interest-bearing investments with a remaining maturity of greater than three months when purchased. At December 28, 2002 and December 29, 2001, short-term investments include time deposits, commercial paper and United States Government Agency bonds ("trading securities"). Gains or losses on trading securities are included in interest and other income (expense) in the QWI segment. Cash equivalents and short-term investments are placed only with high-credit quality financial institutions. At December 28, 2002 and December 29, 2001, approximately 26% and 29%, respectively, of the Company's cash, cash equivalents and short-term investments were on deposit with one financial institution.

Marketable Equity Securities: The Company carries its investments in marketable equity securities that are available-for-sale at market value and includes them in other current assets. Unrealized holding gains and losses, net of the related tax effect, on such securities are included in accumulated other comprehensive income (loss), which is reflected in shareholders' equity.

Investments: The Company carries its investments in securities that are not available-for-sale at cost.

Inventories: Domestic writing instrument inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. The remaining inventories are priced at the lower of first-in, first-out ("FIFO") cost or market.

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which range from three to thirty years.

Derivatives: The Company has a program in place to manage foreign currency risk. As part of that program, the Company can enter into foreign currency exchange contracts to hedge anticipated foreign currency transactions or commitments, primarily purchases of materials and products from foreign suppliers, and certain foreign currency denominated balance sheet positions. The terms of the contracts are generally less than three months. Realized and unrealized gains and losses on those contracts intended to hedge specific foreign currency transactions or commitments, if any, that qualify for hedge accounting are deferred and recorded as a component of accumulated other comprehensive income (loss) and accounted for as part of the transaction. Gains and losses on other contracts that do not qualify for hedge accounting are included in SG&A expenses. Foreign currency exchange losses that are included in SG&A expenses approximated $590,000, $180,000 and $250,000 in fiscal 2002, 2001 and 2000, respectively. The Company does not enter into foreign currency exchange transactions for speculative purposes.

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $12.7 million, $12.8 million and $15.3 million for fiscal 2002, 2001 and 2000, respectively. Accrued marketing support expenses were approximately $3.6 million and $4.1 million at December 28, 2002 and December 29, 2001, respectively, and are included in accrued expenses and other liabilities.

Warranty Costs: The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure, whereas PCG products were sold with a one-year limited warranty. Estimated warranty costs are accrued at the time of sale. Accrued warranty costs were reduced in fiscal 2002 and 2000 by approximately $2.2 million and $1.1 million, respectively. Both adjustments were required, due to changes in estimate, to reflect significantly lower cost trends, measured over a period of years, among several factors that impact the Company's cost to service the warranty. The most significant factors include: the operating efficiency and related cost of the service department, writing instrument unit sales, the number of units that are eventually returned for warranty repair and, more recently, a five dollar shipping and handling fee that was established in 2000 for all warranty claims. This fee had the twofold impact of reducing service department costs and contributing to the recent trend of fewer units being returned for warranty repair. The changes in estimate were recorded as a reduction of S&D costs. The current portion of accrued warranty costs was $635,000 and $1.1 million at December 28, 2002 and December 29, 2001, respectively, and are recorded in accrued expenses and other liabilities. The long-term portion of accrued warranty costs was approximately $1.9 million and $3.5 million at December 28, 2002 and December 29, 2001, respectively.

Stock Option Accounting: The Company has elected to account for stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its consolidated statements of operations. The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation."
YEAR ENDED
	DECEMBER 28, 2002	DECEMBER 29, 2001	DECEMBER 30, 2000

Net income (loss), as reported	$ 4,915,152	$ 979,848	$ (8,098,970)
Deduct: Total stock-based employee compensation
expense as determined under the fair value based
method for all awards, net of related tax effects	(974,000)	(896,000)	(965,000)
Pro forma net income (loss)	$ 3,941,152	$ 83,848	$ (9,063,970)

Earnings (loss) per share:
Basic and diluted - as reported	$ 0.31	$ 0.06	$ (0.49)
Basic and diluted - pro forma	$ 0.25	$ 0.01	$ (0.55)

Net Income (Loss) Per Share: Net income (loss) per share is computed based upon the weighted average number of shares of Class A and Class B common stock outstanding during the year. Due to their anti-dilutive effect in fiscal periods with losses from continuing operations, common stock equivalents, comprised of stock options and restricted stock, are excluded from the computation of diluted earnings per share.

Long-Lived Assets: In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the cost to sell.

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets, including patents and trademarks, are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and certain intangible assets deemed to have indefinite lives will remain on the balance sheet and not be amortized. Goodwill will be tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, and write downs may be necessary. The Company adopted this statement effective January 1, 2002. The required transitional impairment test was completed in the first quarter of 2002, and the Company concluded that goodwill was not impaired. The required annual impairment test was performed as of November 25, 2002, and the Company again concluded that goodwill was not impaired. At December 28, 2002, the carrying value of goodwill was approximately $3.9 million.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted this statement effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The adoption of SFAS No. 144 had no material impact on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement will only have an impact on the accounting for future exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment of SFAS No. 123, "Accounting for Stock Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements. The Company is reviewing SFAS No. 148 and has not yet made a decision on the adoption of the fair value method of recording stock options. The Company has adopted the disclosure requirements of SFAS No. 148.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $9.5 million and $10.5 million at December 28, 2002 and December 29, 2001, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $8.9 million and $9.2 million higher than reported at December 28, 2002 and December 29, 2001, respectively. During fiscal 2002, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation did not have a material impact on net income. The Company believes the LIFO method of inventory valuation ordinarily results in a more appropriate matching of its revenues to their related costs, since current costs are included in cost of goods sold, and distortions in reported income, due to the effect of changing prices, are reduced.

NOTE C - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

NeoMedia Technologies, Inc. ("NeoMedia"): At January 1, 2000, the Company owned approximately 500,000 shares of NeoMedia common stock carried at $2 million, or $4 per share. During 2000, the Company exercised warrants to purchase 200,000 additional shares at an average price of $6 per share, or $1.2 million, and sold 451,000 shares at an average price of approximately $11 per share, or $5.1 million. The pre-tax gain on this sale of approximately $3.3 million is recorded in interest and other income (expense) and included in the PCG segment.

In 2001, unfavorable market conditions for such technology stocks led the Company to determine that its investment in NeoMedia had experienced an other than temporary decline in value. As such, in the second and fourth quarters of 2001, the Company recorded pre-tax losses of approximately $914,000 and $419,000, respectively. In the third quarter of 2001, the Company sold 18,100 shares for approximately $22,000 and recorded a loss on the sale of approximately $13,000. In 2002, the Company recorded pre-tax losses of approximately $35,000 on its remaining 232,797 shares of NeoMedia common stock. Losses on the Company's investment in NeoMedia are recorded in interest and other income (expense). At December 28, 2002, the Company had 232,797 shares of NeoMedia common stock with a market value of approximately zero.

DigitalConvergence.:Com Inc. ("DCCI"): In 2000, the Company invested $5 million in DCCI, a privately held internet technology company that was planning an initial public offering ("IPO"). On March 21, 2001, DCCI withdrew the S-1 Registration Statement previously filed with the SEC. Due to the uncertainty surrounding DCCI's ability to secure sufficient additional funding or to complete an IPO, the Company determined that its investment experienced a decline in value that was other than temporary. As such, in the second quarter of 2001, the Company recorded a loss provision equal to its initial investment. The loss is recorded in interest and other income (expense) and included in the PCG segment.

NOTE D - RESTRUCTURING CHARGES AND LOSS ON IMPAIRMENT OF ASSETS

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As a result, the Company recorded pre-tax restructuring expenses of approximately $19.9 million in fiscal 2000 in the QWI segment. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. In fiscal 2001, the Company increased the estimated cost of restructuring by approximately $23,000. There was no change to the total estimated cost in 2002.

The following is a tabular presentation of the charges recorded in fiscal 2002, 2001 and 2000 related to the restructuring plan:
(THOUSANDS OF DOLLARS)	2002	2001	2000

Severance and related expenses	$ (8)	$ (284)	$ 12,680
Impairment of assets	-	179	3,279
Other	8	100	3,300
Restructuring Charges and Loss on Impairment of Assets	-	(5)	19,259
Inventory write-down charged to cost of goods sold	-	28	661
Total	$ -	$ 23	$ 19,920

The following is a tabular presentation of the restructuring liabilities:
(THOUSANDS OF DOLLARS)	SEVERANCE
	& RELATED	PROFESSIONAL	CONTRACTUAL
	EXPENSES	FEES & OTHER	OBLIGATIONS	TOTAL

Balances at December 29, 2001	$ 947	$ 117	$ 1,109	$ 2,173
Restructuring charges and
foreign exchange effects	17	9	200	226
Cash payments	(893)	(126)	-	(1,019)
Balances at December 28, 2002	$ 71	$ -	$ 1,309	$ 1,380

The total cash portion of the restructuring plan is expected to be approximately $15.4 million. The remaining approximate $1.4 million cash obligation for restructuring is expected be paid in 2003.

Due to the low consumer demand for most of its PCG product line in 2001, the Company determined that the carrying amounts of certain related long-lived assets and intangibles exceeded their fair market value. As these assets were specialized in nature and had no future value to the Company, they were written down to a zero value in the fourth quarter of fiscal 2001. The asset impairment approximated $862,000 and is recorded in restructuring charges and loss on impairment of assets in the PCG segment. In addition, in the fourth quarter of fiscal 2001, an approximate $1.2 million inventory write-down for slow moving inventory is charged to cost of goods sold and included in the PCG segment.

NOTE E - LINE OF CREDIT

At December 28, 2002, the Company maintained a $25 million unsecured line of credit with a bank. The agreement requires the Company to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of LIBOR. LIBOR was 1.4% at December 28, 2002. The agreement is cancelable at any time by the Company or the bank. The highest amount borrowed at any time during fiscal 2002 was $4 million. Interest expensed in fiscal 2002, 2001 and 2000 was $31,000, $111,000 and $356,000, respectively, and is included in interest and other income (expense). Interest paid approximates interest expensed. There was $1 million outstanding under this line of credit at December 28, 2002. There was no amount outstanding at December 29, 2001.

NOTE F - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan and a defined contribution retirement plan (consisting of a savings plan and a non-contributory profit sharing plan), which cover substantially all domestic employees. The Company's matching contributions to the savings plan are made all in cash and were approximately $607,000, $605,000 and $581,000 in fiscal 2002, 2001 and 2000, respectively. There were no profit sharing plan contributions during this three-year period. The Company maintains an unfunded excess defined benefit plan for certain key executives as well as a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

Benefits under the defined benefit plans are based on the employee's years of service and compensation, as defined. There is no requirement under any of these plans to invest in the Company's stock. The Company's funding policy is consistent with applicable local laws and regulations.

The following table sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2002	2001	2000

Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 36,984	$ 34,046	$ 31,750
Service cost	1,290	1,242	1,521
Interest cost	2,419	2,292	2,166
Curtailment gain	-	(447)	(448)
Actuarial loss (gain)	2,697	1,100	(53)
Benefits paid	(2,214)	(1,175)	(890)
Administrative expenses paid	(68)	(74)	-
Benefit Obligation at End of Year	$ 41,108	$ 36,984	$ 34,046

Change in Plan Assets
Fair value of plan assets at end of prior year	$ 35,217	$ 39,671	$ 39,551
Actual return on plan assets	(4,058)	(3,518)	653
Employer contributions	277	313	357
Benefits paid	(2,214)	(1,175)	(890)
Administrative expenses paid	(68)	(74)	-
Fair Value of Plan Assets at End of Year	$ 29,154	$ 35,217	$ 39,671

Funded Status
(Deficiency) excess of plan assets over projected
benefit obligation	$(11,954)	$ (1,767)	$ 5,625
Unrecognized net transition obligation	65	59	263
Unrecognized prior service cost	211	242	457
Unrecognized net actuarial loss (gain)	5,421	(4,995)	(13,468)
Accrued Pension Cost (Included in Contributions
Payable to Employee Benefit Plans)	$ (6,257)	$ (6,461)	$ (7,123)

Components of Net Periodic Benefit Cost (Income)
Service cost	$ 1,285	$ 1,244	$ 1,515
Interest cost	2,382	2,297	2,158
Expected return on plan assets	(2,913)	(3,108)	(2,868)
Amortization of transition asset (obligation)	6	18	(55)
Amortization of prior service cost	39	41	47
Recognized net actuarial gain	(274)	(597)	(614)
Effect of curtailment	(54)	1	-
Net Periodic Benefit Cost (Income)	$ 471	$ (104)	$ 183

Weighted Average Assumptions
Discount rate	6.50%	7.00%	7.50%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%	4.00%

NOTE G - COMMON STOCK

Holders of Class A common stock have the right to elect one-third of the number of directors from time to time fixed by the holders of Class A and Class B common stock voting together as a single class. Holders of Class B common stock have the right to elect the remaining directors. Class A and Class B common stock vote together as a single class to reserve shares to be issued pursuant to options granted with respect to the acquisition of assets or shares of another company under certain circumstances. Except as described herein or as otherwise required by law, all voting power is vested in the holders of Class B common stock. See the registrants proxy statement for the 2003 annual meeting of shareholders.

NOTE H - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At December 28, 2002, there were 12,500 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $49,365, $62,515 and $293,721 for fiscal 2002, 2001 and 2000, respectively. The only awards granted under the OI Plan in fiscal 2002, 2001 and 2000 were stock options.

Stock option activity during the three years ended December 28, 2002 was as follows:
Stock Option Plan:		WEIGHTED AVERAGE	SHARES
	OPTIONS	PRICE PER SHARE	RESERVED
Outstanding at January 1, 2000	2,035,498	$ 8.92	2,006,401
Additional shares reserved	-	-	1,100,000
Granted	469,697	$ 5.06	-
Canceled	(389,490)	$ 10.38	(86,600)
Outstanding at December 30, 2000	2,115,705	$ 7.81	3,019,801
Exercised	(64,300)	$ 5.94	(64,300)
Granted	372,300	$ 7.43	-
Canceled	(154,838)	$ 13.27	(55,000)
Outstanding at December 29, 2001	2,268,867	$ 7.43	2,900,501
Exercised	(34,700)	$ 5.30	(34,700)
Granted	469,500	$ 7.05	-
Canceled	(214,805)	$ 12.02	(10,000)
Outstanding at December 28, 2002	2,488,862	$ 6.99	2,855,801

The following table contains summary information about the stock options outstanding at December 28, 2002:
RANGE	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OF		WEIGHTED AVERAGE
EXERCISE	NUMBER	REMAINING YEARS OF	WEIGHTED AVERAGE	NUMBER	WEIGHTED AVERAGE
PRICES	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE
$ 4.34 - $ 4.34	26,985	6.76	$ 4.34	26,985	$ 4.34
$ 4.56 - $ 4.56	500,000	6.88	$ 4.56	375,000	$ 4.56
$ 4.69 - $ 5.06	79,600	7.10	$ 4.79	54,600	$ 4.83
$ 5.09 - $ 5.09	319,300	7.58	$ 5.09	319,300	$ 5.09
$ 5.26 - $ 6.06	299,851	6.50	$ 5.89	299,851	$ 5.89
$ 6.16 - $ 6.94	54,200	8.13	$ 6.36	22,200	$ 6.65
$ 7.11 - $ 7.11	437,200	9.57	$ 7.11	-	-
$ 7.63 - $ 7.63	321,201	8.57	$ 7.63	108,427	$ 7.63
$ 9.69 - $ 9.97	265,900	4.88	$ 9.88	265,900	$ 9.88
$ 10.00 - $ 17.61	184,625	1.95	$ 14.58	184,625	$ 14.58
$ 4.34 - $ 17.61	2,488,862	7.07	$ 6.99	1,656,888	$ 7.11

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares are available under the ESP Plan, and the aggregate number of shares reserved and available for purchase under the ESP Plan were 106,314, 110,939 and 114,568 at December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

The fair value of each stock option granted in fiscal 2002, 2001 and 2000 under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options granted for each of the following fiscal years:
	WEIGHTED
	AVERAGE	AVERAGE		DIVIDEND
	RISK-FREE RATE	EXPECTED LIFE	VOLATILITY	YIELD
2002	1.70%	5.0 years	43.61%	0.0%
2001	3.50%	5.0 years	44.06%	0.0%
2000	5.00%	5.0 years	40.07%	0.0%

The weighted average fair values per share of stock options granted during fiscal 2002, 2001 and 2000 were $2.82, $3.21 and $2.16, respectively. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

NOTE I - INCOME TAXES FROM CONTINUING OPERATIONS

The provision for income taxes from continuing operations consists of the following:
	2002	2001	2000
Currently Payable (Receivable):
Federal	$ 789,063	$ 341,502	$ (607,907)
State	21,398	11,250	11,750
Foreign	36,691	458,968	181,835
	847,152	811,720	(414,322)
Deferred:
Federal	744,132	1,058,060	1,600,175
State	-	-	-
Foreign	180,146	(254,056)	(371,120)
	924,278	804,004	1,229,055
Total	$ 1,771,430	$ 1,615,724	$ 814,733

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from continuing operations is as follows:
	2002	2001	2000

Statutory Federal income tax provision (benefit)	$ 2,340,304	$ 888,150	$ (2,419,633)
State income tax expense, less Federal tax benefit	13,909	7,313	7,638
Foreign operations	354,948	1,232,758	2,843,272
Adjust deferred tax assets to realizable value	(816,457)	331,187	1,116,733
Foreign tax credit	(125,436)	(829,482)	-
Accrual adjustment	-	-	(685,993)
Benefit of export sales	(173,596)	(280,479)	(180,953)
Miscellaneous	177,758	266,277	133,669
Provision for Income Taxes	$ 1,771,430	$ 1,615,724	$ 814,733

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2002 and December 29, 2001 are presented below:
	2002	2001
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes
and inventory reserves not deductible for
tax purposes	$ 2,333,061	$ 3,189,457
Excess benefit plan	942,542	1,207,536
Accrued pension costs	1,852,479	1,887,247
Other	473,865	485,092
	5,601,947	6,769,332
Less valuation allowance	(962,398)	(1,188,628)
Current Deferred Tax Assets	4,639,549	5,580,704
Liabilities:
Current Deferred Tax Liabilities	295,018	299,818
Net Current Deferred Tax Asset	$ 4,344,531	$ 5,280,886

Long-Term Deferred Tax Assets and Liabilities:
Assets:
Intangible assets	1,408,261	955,178
Accrued warranty costs	1,032,738	1,918,781
Alternative minimum tax credit carryforward	579,339	861,281
Net operating loss carryforward	4,115,236	3,978,113
Other	144,765	1,106,463
	7,280,339	8,819,816
Less valuation allowance	(3,772,390)	(3,374,257)
Long-Term Deferred Tax Assets	3,507,949	5,445,559
Liabilities:
Property, plant and equipment, principally due to
differences in depreciation	509,763	1,097,940
Undistributed foreign earnings not indefinitely reinvested	545,046	1,968,570
Long-Term Deferred Tax Liabilities	1,054,809	3,066,510
Net Long-Term Deferred Tax Asset	$ 2,453,140	$ 2,379,049

Net Deferred Tax Asset	$ 6,797,671	$ 7,659,935

At December 28, 2002 and December 29, 2001, undistributed earnings of foreign subsidiaries amounted to approximately $40.1 million and $43.9 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are lent to the Company or a United States affiliate or if the Company should sell its stock in the subsidiaries. At January 1, 2000, the Company determined that approximately $15 million in undistributed earnings were no longer considered to be invested indefinitely. Accordingly, in fiscal 1999, the Company provided tax expense of and increased deferred tax liabilities by approximately $5.3 million, which represents the estimated tax associated with such undistributed earnings. At December 30, 2000, approximately $9.4 million of those earnings had been repatriated to the Company. None was repatriated during fiscal 2001 and approximately $3.6 million was repatriated during fiscal 2002. The amount of additional taxes that might be payable on the undistributed foreign earnings of $40.1 million approximates $10.5 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

At December 28, 2002, the Company had state net operating loss carryforwards of approximately $36 million, which begin to expire in 2004. The Company also had Federal alternative minimum tax credit carryforwards of $579,339, which carry forward to future taxable years with no expiration. Net operating loss carryforwards for certain foreign subsidiaries were approximately $10 million for tax purposes. A portion of these losses will expire in 2003. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The increase of $171,903 in the valuation allowance in fiscal 2002 primarily related to changes in the foreign net operating losses.

Income taxes paid (refunded), net, in fiscal 2002, 2001 and 2000 were approximately $1.5 million, $915,000 and $(930,000), respectively.

NOTE J - DISCONTINUED OPERATIONS

Timepieces: In 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The Company terminated this license agreement in the third quarter of fiscal 2000.

The Company recorded after-tax income (loss) of approximately $58,000 and $(371,000) in fiscal 2001 and 2000, respectively, related to this discontinued segment. The net assets of the timepiece segment were zero at December 28, 2002 and December 29, 2001.

NOTE K - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at December 28, 2002 and December 29, 2001, along with maturity dates and any unrealized gain (loss). The net unrealized loss is recorded in SG&A in the consolidated statements of operations, since the Company did not apply hedge accounting to these contracts.
(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT	MATURITY	UNREALIZED GROSS
	U.S. $ EQUIVALENT	DATE	GAIN (LOSS)
DECEMBER 28, 2002
Euro	$ 11,430	2003	$ (52)
Canadian Dollars	828	2003	-
Total	$ 12,258		$ (52)
DECEMBER 29, 2001
Euro	$ 10,517	2002	$ (89)
Japanese Yen	536	2002	2
Canadian Dollars	1,377	2002	(7)
Hong Kong Dollars	1,911	2002	-
Taiwan Dollars	1,351	2002	-
Total	$ 15,692		$ (94)

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, was $(52,000) and $(94,000) at December 28, 2002 and December 29, 2001, respectively, and are reported in accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the note payable to bank approximates fair value as a result of the variable interest rate.

NOTE L - SEGMENT INFORMATION

The following table sets forth segment information for the Company for the three fiscal years ended December 28, 2002:
(THOUSANDS OF DOLLARS)	QUALITY	PEN-BASED
	WRITING	COMPUTING
	INSTRUMENTS	PRODUCTS	TOTAL
2002:
Revenues from external customers	$ 117,328	$ -	$ 117,328
Depreciation and amortization	7,953	-	7,953
Segment profit	6,687	-	6,687
Segment assets	105,140	-	105,140
Expenditures for long-lived assets	6,592	-	6,592
2001:
Revenues from external customers	$ 121,032	$ 2,484	$ 123,516
Depreciation and amortization	7,178	191	7,369
Segment profit (loss)	12,592	(10,054)	2,538
Segment assets	110,931	419	111,350
Expenditures for long-lived assets	6,365	-	6,365
2000:
Revenues from external customers	$ 126,408	$ 4,140	$ 130,548
Depreciation and amortization	7,286	165	7,451
Segment (loss) profit	(8,813)	1,900	(6,913)
Segment assets	120,605	7,736	128,341
Expenditures for long-lived assets	5,316	298	5,614

Reconciliations
	2002	2001	2000
ASSETS:
Total assets from reportable segments	$ 105,140	$ 111,350	$ 128,341
Other assets from discontinued operations	-	-	-
Total Consolidated Assets	$ 105,140	$ 111,350	$ 128,341

Geographic Information
NET SALES:
United States	$ 57,812	$ 60,522	$ 63,264
Europe, Middle East and Africa	33,486	34,512	36,652
Asia Pacific	16,417	18,572	21,228
International Americas	9,613	9,910	9,404
Total Consolidated Net Sales from
Continuing Operations	$ 117,328	$ 123,516	$ 130,548
Revenues are attributed to countries based on the location of customers.
LONG-LIVED ASSETS:
United States	$ 31,797	$ 33,570	$ 33,685
Ireland	-	79	2,519
Other foreign countries	1,751	1,070	830
Total Consolidated Long-Lived Assets	$ 33,548	$ 34,719	$ 37,034

NOTE M - GOODWILL AND OTHER INTANGIBLE ASSETS

At December 28, 2002, the carrying value of goodwill was approximately $3.9 million. A reconciliation of reported net income (loss) and basic and diluted earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization follows:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	2002	2001	2000
Reported net income (loss)	$ 4,915	$ 980	$ (8,099)
Add goodwill amortization	-	225	225
Adjusted net income (loss)	$ 4,915	$ 1,205	$ (7,874)

Reported basic and diluted earnings (loss) per share	$ 0.31	$ 0.06	$(0.49)
Add goodwill amortization per share	-	0.01	0.02
Adjusted basic and diluted earnings (loss) per share	$ 0.31	$ 0.07	$(0.47)

Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	DECEMBER 28, 2002			DECEMBER 29, 2001
	GROSS		OTHER	GROSS		OTHER
	CARRYING	ACCUMULATED	INTANGIBLES,	CARRYING	ACCUMULATED	INTANGIBLES,
	AMOUNT	AMORTIZATION	NET	AMOUNT	AMORTIZATION	NET
Trademarks	$ 6,842	$ 5,875	$ 967	$ 5,945	$ 5,507	$ 438
Patents	2,139	1,658	481	1,782	1,489	293
Other Intangibles	$ 8,981	$ 7,533	$ 1,448	$ 7,727	$ 6,996	$ 731

The Company amortizes other intangibles over an average five-year life. Amortization expense was approximately $537,000, $516,000 and $420,000 for fiscal years 2002, 2001 and 2000, respectively. The estimated future amortization expense for other intangibles remaining as of December 28, 2002 is as follows:
(THOUSANDS OF DOLLARS)

2003	$ 449
2004	$ 408
2005	$ 336
2006	$ 255

NOTE N - CONTINGENCIES

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals. The appeal was before the First Circuit Court of Appeals. Oral argument was held February 8, 2002.

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

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these remediation proposals, and remediation activities began in 2001. Remediation activities are ongoing and have resulted in a reduction in contamination in the groundwater.

In 2000, the Company was advised by its environmental consultant that elevated levels of certain contaminants were found in soil and groundwater at the Company's Irish facility. These conditions were reported to the regulatory authorities in Ireland. A proposed remediation program was developed and submitted to the Irish EPA in 2001. This program was approved by the Irish EPA in the second quarter of 2002 and implementation is ongoing. Results will be subject to Irish EPA approval.

In June 2002 the United States EPA served the Company with a Notice of Potential Liability and Request for Information regarding the J.M. Mills Landfill, which is part of the Peterson/Puritan Superfund site in Cumberland, Rhode Island. The Notice also requests that the Company pay past and future costs associated with the site. To date, approximately sixty entities have received Notice Letters from the EPA relative to the site. The Company filed its response in October 2002.

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under CERCLA for contribution for past and future costs incurred at the site. Past and future costs (excluding the required remedy) are estimated at $3 million to $5 million. No discovery has been taken to date.

The Company is involved in various litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any existing matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE O - OTHER COMPREHENSIVE INCOME (LOSS) ITEMS
		MINIMUM	ACCUMULATED
	FOREIGN	PENSION	OTHER
	CURRENCY	LIABILITY	COMPREHENSIVE
	ITEMS	ADJUSTMENT	INCOME (LOSS)
Balances at December 29, 2001	$ (1,691,770)	$ (18,178)	$ (1,709,948)
Current period change	637,178	14,878	652,056
Balances at December 28, 2002	$ (1,054,592)	$ (3,300)	$ (1,057,892)

NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 28, 2002 and December 29, 2001:

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2002:	MARCH 30	JUNE 29	SEPTEMBER 28	DECEMBER 28

Net sales	$ 27,480	$ 27,491	$ 29,075	$ 33,282
Gross profit	14,326	14,298	15,162	18,118

Net Income (Loss) from:
Continuing operations	$ 604	$ (325)	$ 1,272	$ 3,364
Discontinued operations	-	-	-	-
Net Income (Loss)	$ 604	$ (325)	$ 1,272	$ 3,364	(B)

Basic and Diluted Earnings (Loss) Per Share:
Continuing operations	$ 0.04	$ (0.02)	$ 0.08	$ 0.21
Discontinued operations	-	-	-	-
Net Income (Loss) Per Share	$ 0.04	$ (0.02)	$ 0.08	$ 0.21

Weighted Average Shares Outstanding:
Denominator for basic earnings (loss) per share	16,229	16,028	15,765	15,559
Effect of Dilutive Securities:
Common stock equivalents	210	- ( A )	231	141
Denominator for Diluted Earnings (Loss) Per Share	16,439	16,028	15,996	15,700

(A) No incremental shares related to options or restricted stock granted are included, due to the loss from continuing operations in the quarter.
(B) Includes $2.2 million pre-tax reduction to S&D costs related to accrued warranty costs and $179,000 pre-tax reduction of environmental remediation reserve

2001:	MARCH 31	JUNE 30	SEPTEMBER 29	DECEMBER 29
				(SEE NOTE D)

Net sales	$ 30,192	$ 27,332	$ 27,805	$ 38,187
Gross profit	15,548	14,866	14,231	20,573

Net Income (Loss) from:
Continuing operations	$ 1,582	$ (3,301)	$ 1,018	$ 1,623
Discontinued operations	-	30	-	28
Net Income (Loss)	$ 1,582	$ (3,271)	$ 1,018	$ 1,651	(B)

Basic and Diluted Earnings (Loss) Per Share:
Continuing operations	$ 0.09	$ (0.19)	$ 0.06	$ 0.10
Discontinued operations	-	-	-	-
Net Income (Loss) Per Share	$ 0.09	$ (0.19)	$ 0.06	$ 0.10

Weighted Average Shares Outstanding:
Denominator for basic earnings (loss) per share	16,756	16,753	16,674	16,356
Effect of Dilutive Securities:
Common stock equivalents	148	- ( A )	269	129
Denominator for Diluted Earnings (Loss) Per Share	16,904	16,753	16,943	16,485

(A) No incremental shares related to options or restricted stock granted are included, due to the loss from continuing operations in the quarter.
(B) Includes $412,000 pre-tax reduction of environmental remediation reserve.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2003 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Registrant" section of "Business" in Item 1 of this Form 10-K Annual Report.
Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2003 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2003 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of December 28, 2002:
	(A)	(B)	(C)
NUMBER OF SECURITIES
	NUMBER OF SECURITIES		REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	WEIGHTED AVERAGE	FUTURE ISSUANCE UNDER
	EXERCISE OF OUTSTANDING	EXERCISE PRICE OF	EQUITY COMPENSATION PLANS
	OPTIONS, WARRANTS AND	OUTSTANDING OPTIONS,	(EXCLUDING SECURITIES
PLAN CATEGORY:	RIGHTS	WARRANTS AND RIGHTS	REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	2,488,862	$ 6.99	473,253
Equity compensation plans
not approved by security holders	-	-	-
Total	2,488,862	$ 6.99	473,253

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the 2003 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14.	CONTROLS AND PROCEDURES
A	Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this annual report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

B	Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
A	(1) and (2)	The following consolidated financial statements of A. T. Cross Company and subsidiaries are incorporated by reference to Item 8 of this Form 10-K Annual Report:
Independent Auditors' Report
Consolidated Balance Sheets - December 28, 2002 and December 29, 2001
Consolidated Statements of Operations - Three Years in the Period Ended December 28, 2002
Consolidated Statements of Comprehensive Income (Loss) - Three Years in the Period Ended
December 28, 2002
Consolidated Statements of Changes in Shareholders' Equity - Three Years in the Period Ended
December 28, 2002
Consolidated Statements of Cash Flows - Three Years in the Period Ended December 28, 2002
Notes to Consolidated Financial Statements
(3) Listing of Exhibits
	EXHIBIT NUMBER	DESCRIPTION
	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)
	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)
	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)
	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)
	(10.1)	A. T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *
	(10.2)	A. T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit
(10.8) to the registrant's report on Form 10-K for the year ended December 31, 1997) *
	(10.3)	A. T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1998) *
	(10.4)	A. T. Cross Company Deferred Compensation Plan for Employee Officers and Directors *
	(10.5)	A. T. Cross Company Deferred Compensation Plan for Non-Employee Directors *
	(10.6)	A. T. Cross Company Incentive Compensation Plan - 2003 *
	(11)	Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated
Statements of Operations" financial statement in Item 8 of this Form 10-K Annual Report)
	(21)	A. T. Cross Company Subsidiaries, Branches and Divisions
	(99)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, compensatory plan or arrangement

B	No reports on Form 8-K were filed in the fourth quarter of 2002

C	Exhibits - See Item A (3) above

D	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Dated: March 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 12, 2003

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 12, 2003

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 12, 2003

/s/JOHN T. RUGGIERI (John T. Ruggieri)	Senior Vice President (Chief Financial Officer)	March 12, 2003

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 12, 2003

/s/JOHN E. BUCKLEY (John E. Buckley)	Director	March 12, 2003

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 12, 2003

/s/ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 12, 2003

/s/TERRENCE MURRAY (Terrence Murray)	Director	March 12, 2003

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 12, 2003

/s/GALAL P. DOSS (Galal P. Doss)	Director	March 12, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David G. Whalen, certify that:
1.	I have reviewed this annual report on Form 10-K of A.T. Cross Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003		DAVID G. WHALEN
David G. Whalen
President and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John T. Ruggieri, certify that:
1.	I have reviewed this annual report on Form 10-K of A.T. Cross Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003		JOHN T. RUGGIERI
John T. Ruggieri
Chief Financial Officer

Form 10-K Item 15D

A. T. Cross Company and Subsidiaries

Financial Statement Schedule

The following consolidated financial statement schedule of A. T. Cross Company and subsidiaries is in Item 15D:

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

Item 15D

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
A. T. CROSS COMPANY AND SUBSIDIARIES
COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS DESCRIBE		BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts:
Year Ended December 28, 2002	$ 1,555,000	$ (149,749)	$ -	$ 373,251	(A)	$ 1,032,000
Year Ended December 29, 2001	$ 1,518,000	$ 734,055	$ -	$ 697,055	(A)	$ 1,555,000
Year Ended December 30, 2000	$ 1,352,000	$ 731,898	$ -	$ 565,898	(A)	$ 1,518,000

(A) Uncollectible accounts written off.