Form 10-Q
period 2003-03-29
CROSS A T CO
filed 2003-05-09
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 29, 2003:
		Class A common stock - Class B common stock -	13,386,034 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	MARCH 29, 2003	DECEMBER 28, 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 11,317	$ 9,145
Short-term investments	6,905	8,827
Accounts receivable	20,404	27,149
Inventories:
Finished goods	8,078	7,103
Work in process	5,141	4,530
Raw materials	2,340	1,852
	15,559	13,485
Deferred income taxes	4,345	4,345
Other current assets	4,963	4,801
Total Current Assets	63,493	67,752

Property, Plant and Equipment	127,343	126,472
Less allowances for depreciation	100,219	98,316
	27,124	28,156
Goodwill	3,944	3,944
Deferred income taxes	2,464	2,453
Intangibles, net	1,314	1,448
Other assets	1,391	1,387
Total Assets	$ 99,730	$ 105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Note payable to bank	$ -	$ 1,000
Accounts payable, accrued expenses and other liabilities	14,239	17,618
Accrued compensation and related taxes	3,075	3,595
Contributions payable to employee benefit plans	6,560	6,313
Restructuring liabilities	1,426	1,380
Income taxes payable	404	45
Total Current Liabilities	25,704	29,951

Accrued Warranty Costs	1,887	1,888
Commitments and Contingencies (Note I)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares,
16,012,082 shares issued and 13,386,034
shares outstanding at March 29, 2003, and
16,009,209 shares issued and 13,643,161
shares outstanding at December 28, 2002	16,012	16,009
Class B - authorized 4,000,000 shares,
1,804,800 shares issued and outstanding
at March 29, 2003 and December 28, 2002	1,805	1,805
Additional paid-in capital	15,702	15,688
Unearned stock-based compensation	(13)	(18)
Retained earnings	61,921	61,770
Accumulated other comprehensive loss	(1,026)	(1,058)
	94,401	94,196
Treasury stock, at cost	(22,262)	(20,895)
Total Shareholders' Equity	72,139	73,301
Total Liabilities and Shareholders' Equity	$ 99,730	$ 105,140

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)	MARCH 29, 2003	MARCH 30, 2002

Net sales	$ 26,016	$ 27,480
Cost of goods sold	12,660	13,154
Gross Profit	13,356	14,326

Selling, general and administrative expenses	11,974	12,208
Research and development expenses	548	564
Service and distribution costs	685	718
Operating Income	149	836

Interest and other	83	93

Income Before Income Taxes	232	929

Income tax expense	81	325

Net Income	$ 151	$ 604

Basic and Diluted Earnings Per Share	$ 0.01	$ 0.04

Weighted Average Shares Outstanding:
Denominator for basic earnings per share	15,301	16,229
Effect of dilutive securities	45	210
Denominator for diluted earnings per share	15,346	16,439

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	MARCH 29, 2003	MARCH 30, 2002

CASH PROVIDED BY (USED IN):

Operating Activities:
Net Income	$ 151	$ 604

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,063	2,117
Provision for bad debts	72	57
Deferred income taxes	(11)	8
Provision for warranty costs	113	102
Unrealized loss on trading securities	10	50
Changes in operating assets and liabilities:
Accounts receivable	6,673	7,706
Inventories	(2,075)	(1,159)
Other assets - net	(212)	635
Accounts payable and other liabilities - net	(3,288)	(4,886)
Warranty costs paid	(114)	(103)
Restructuring charges paid	-	(316)
Foreign currency transaction loss (gain)	35	(66)

Net Cash Provided by Operating Activities	3,417	4,749

Investing Activities:
Purchase of short-term investments	(2,939)	(4,175)
Sale or maturity of short-term investments	4,851	4,095
Additions to property, plant and equipment	(849)	(1,167)
Net Cash Provided by (Used in) Investing Activities	1,063	(1,247)

Financing Activities:
Purchase of treasury stock	(1,367)	(1,541)
Repayment of bank borrowings	(1,000)	-
Proceeds from sale of class A common stock	17	79
Net Cash Used in Financing Activities	(2,350)	(1,462)

Effect of exchange rate changes on cash and cash equivalents	42	(58)

Increase in Cash and Cash Equivalents	2,172	1,982

Cash and cash equivalents at beginning of period	9,145	12,651

Cash and Cash Equivalents at End of Period	$ 11,317	$ 14,633

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2003

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the twelve months ending January 3, 2004. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

NOTE B - Restructuring Charges
In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. There was no change to the estimated expenses related to the restructuring plan in 2003.

The following is a tabular presentation of the restructuring liabilities:

(THOUSANDS OF DOLLARS)	SEVERANCE
	& RELATED	CONTRACTUAL
	EXPENSES	OBLIGATIONS	TOTAL
Balances at December 28, 2002	$ 71	$ 1,309	$ 1,380
Foreign exchange effects	3	43	46
Balances at March 29, 2003	$ 74	$ 1,352	$ 1,426

NOTE C - Comprehensive Income
Comprehensive income for the three months ended March 29, 2003 and March 30, 2002 follows:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002
Net Income	$ 151	$ 604
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized gain on investment	-	6
Foreign currency translation adjustments	32	(102)
Comprehensive Income	$ 183	$ 508

NOTE D - Stock Option Accounting
The Company has elected to account for stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its condensed consolidated statements of operations. The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation."

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002

Net income, as reported	$ 151	$ 604
Deduct: Total stock-based employee compensation
expense as determined under the fair value based
method for all awards, net of related tax effects	(186)	(175)
Pro forma net (loss) income	$ (35)	$ 429

Earnings (loss) per share:
Basic and diluted - as reported	$ 0.01	$ 0.04
Basic and diluted - pro forma	$ 0.00	$ 0.03

NOTE E - Line of Credit
The Company maintains a $25 million unsecured line of credit with a bank. The agreement requires the Company to meet certain liquidity levels and covenants. The most restrictive covenant is to maintain a consolidated cash, cash equivalents and short-term investments balance of not less than $15 million at the end of each quarter. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. This agreement is cancelable at any time by the Company or the bank. There was no amount outstanding at March 29, 2003.

NOTE F - Goodwill and Other Intangible Assets
The Company accounts for intangible assets, including goodwill, under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, and write downs may be necessary. At March 29, 2003, the carrying value of goodwill was approximately $3.9 million.

Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	MARCH 29, 2003			DECEMBER 28, 2002
	GROSS		OTHER	GROSS		OTHER
	CARRYING	ACCUMULATED	INTANGIBLES,	CARRYING	ACCUMULATED	INTANGIBLES,
	AMOUNT	AMORTIZATION	NET	AMOUNT	AMORTIZATION	NET
Trademarks	$ 6,845	$ 5,996	$ 849	$ 6,842	$ 5,875	$ 967
Patents	2,183	1,718	465	2,139	1,658	481
Other Intangibles	$ 9,028	$ 7,714	$ 1,314	$ 8,981	$ 7,533	$ 1,448

NOTE G - New Accounting Pronouncements
 In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted this statement effective January 1, 2003. The adoption of this statement will only have an impact on the accounting for exit or disposal activities initiated after December 31, 2002.

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

NOTE H - Stock Repurchase Plan
In fiscal 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. This plan was completed in October 2002. A total of 1,499,967 shares were purchased under this plan for approximately $10.2 million at an average price per share of $6.78.

On October 23, 2002, the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. Under this new plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this new plan for approximately $1.1 million at an average price per share of $6.09. In the first quarter of 2003, the Company repurchased 260,000 shares for approximately $1.4 million at an average price per share of $5.25.

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

NOTE J - Subsequent Event
On April 22, 2003, the Company completed the acquisition of Costa Del Mar Sunglasses, Inc. ("Costa Del Mar"), a designer, manufacturer and wholesaler of high quality, high-performance polarized sunglasses. Costa Del Mar was a privately held company founded in Florida in 1983.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations First Quarter 2003 Compared to First Quarter 2002

Net sales for the first quarter of 2003 were $26 million, a decrease of 5.3% compared to $27.5 million in the first quarter of 2002. Domestic writing instrument sales declined 8%, and international writing instrument sales were 3.1% lower than the comparable 2002 period. OEM sales of both writing instruments and digital pens were 5.6% lower than the first quarter of 2002.

Revenue in the Americas region declined 7.7% to $12.9 million due primarily to a 12.2% decline in the retail division. Retail sales were adversely affected by declines in the domestic carriage trade, warehouse club and office supply channels. Somewhat offsetting the decline in retail was an 8.1% improvement in the corporate gift division.

The Europe, Middle East and Africa ("EMEA") region sales of $6.9 million declined 2.4% compared to the first quarter of 2002. Foreign currency translation favorably impacted sales by approximately 12 percentage points ("PP"). The EMEA region was adversely affected by the war in Iraq as first quarter revenue in the Middle East markets declined 32% from the prior year period.

Sales in the Asian markets of $4.7 million were 2.7% lower in the first quarter of 2003 compared to the same period of 2002, as the SARS virus began to impact both retail and duty free consumers in Asia. This region recorded sales growth in the first two months of the quarter, followed by a 15% decline in March. Foreign currency translation favorably impacted sales by approximately 6PP.

OEM revenue declined 5.6% as compared to last year's first quarter. OEM revenue from traditional writing instruments declined 48% to $871,000 as there was a large order for the Omni by Cross product in the first quarter of last year that was not repeated in the first quarter of 2003. Somewhat offsetting this was $756,000 of digital pen revenue for the Compaq Tablet PC product.

Gross margin of 51.3% was 0.8PP less than last year's first quarter margin of 52.1%, due to the consolidated revenue decline and the effect of product mix.

SG&A expenses of approximately $12 million were 1.9% less than last year. Included in the 2003 first quarter operating expenses was approximately $300,000 for expenses related to closing the Company's sales and marketing office in Ireland and consolidating this operation into the existing U.K. subsidiary. This consolidation makes it more cost efficient to service the Irish market from our largest European subsidiary.

The effective tax rate for the quarter was 35%, equal to the tax rate in the first quarter of 2002.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("cash") increased approximately $250,000 from December 28, 2002 to $18.2 million at March 29, 2003. Cash available for domestic operations approximated $5 million, while cash held offshore approximated $13.2 million at March 29, 2003. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of March 29, 2003, approximately $13 million of these earnings had been repatriated to the United States. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the United States; hence, no additional deferred taxes were recorded during the first three months of 2003.

Accounts receivable decreased since the end of 2002 by approximately $6.7 million to $20.4 million, primarily due to cash collected in January 2003 from customers who took advantage of the Company's 2002 extended dating program. This program allowed domestic customers to defer payments on certain 2002 purchases to 2003. This program was similar to holiday season extended dating programs that have been offered in prior years.

Inventory was $15.6 million at March 29, 2003, an increase of $2.1 million since December 28, 2002. This increase was due, in part, to the impact of business accessories inventory for the 2003 first quarter launch.

As part of the Company's restructuring plan, its Irish facility was closed in 2001 and placed for sale. Accordingly, the net book value of this facility, approximately $1.0 million, is included in other assets as an asset held for sale. A purchase and sale agreement has been signed for the sale of this property. Management believes the closing will occur late in May 2003.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital on a short-term basis. At March 29, 2003 and March 30, 2002, there were no amounts outstanding under this line.

The Company financed the acquisition of Costa Del Mar utilizing its short-term line of credit and is currently negotiating to secure long-term debt financing. The Company believes that it will be successful in these negotiations and that it will generate sufficient cash flow to service and payoff the long-term debt.

In the first three months of 2003, no restructuring charges were paid. Total cash payments to date through March 29, 2003, related to the restructuring plan, approximated $14 million. The remaining approximate $1.4 million cash obligation for restructuring is expected to be paid in 2003. The total cash portion of the restructuring is expected to approximate $15.4 million.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this plan for approximately $1.1 million at an average price per share of $6.09. In the first quarter of 2003, the Company repurchased 260,000 shares for approximately $1.4 million at an average price per share of $5.25. Subsequent to March 29, 2003, up to the date of this filing, the Company repurchased an additional 100,000 shares of stock for approximately $500,000.

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

New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company and the status of the Company's implementation thereof, see Note F "New Accounting Pronouncements" to the Company's condensed consolidated financial statements in Item 1 of this Form 10-Q Quarterly Report. None are expected to have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the twelve month period ended December 28, 2002 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2002 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this quarterly report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

A. T. CROSS COMPANY

Date: May 9, 2003	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 9, 2003	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David G. Whalen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.T. Cross Company;
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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and
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

Date: May 9, 2003		DAVID G. WHALEN
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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and
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

Date: May 9, 2003		JOHN T. RUGGIERI
John T. Ruggieri
Chief Financial Officer