Form 10-Q
period 2003-06-28
CROSS A T CO
filed 2003-08-08
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 28, 2003:
		Class A common stock - Class B common stock -	13,253,534 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	JUNE 28, 2003	DECEMBER 28, 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 14,335	$ 9,145
Short-term investments	5,015	8,827
Accounts receivable	19,433	27,149
Inventories:
Finished goods	9,858	7,103
Work in process	4,887	4,530
Raw materials	3,771	1,852
	18,516	13,485
Deferred income taxes	4,899	4,345
Other current assets	6,531	4,801
Total Current Assets	68,729	67,752

Property, Plant and Equipment	124,118	126,472
Less allowances for depreciation	97,888	98,316
	26,230	28,156
Goodwill	7,311	3,944
Deferred Income Taxes	2,589	2,453
Intangibles, Net	4,703	1,448
Other Assets	389	1,387
Total Assets	$ 109,951	$ 105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 1,272	$ 1,000
Current maturities of long-term debt	1,350	-
Accounts payable, accrued expenses and other liabilities	15,275	17,618
Accrued compensation and related taxes	3,027	3,595
Contributions payable to employee benefit plans	6,898	6,313
Restructuring liabilities	75	1,380
Income taxes payable	618	45
Total Current Liabilities	28,515	29,951

Long-Term Debt, Less Current Maturities	7,538	-
Accrued Warranty Costs	2,004	1,888
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares,
16,014,582 shares issued and 13,253,534
shares outstanding at June 28, 2003, and
16,009,209 shares issued and 13,643,161
shares outstanding at December 28, 2002	16,014	16,009
Class B - authorized 4,000,000 shares,
1,804,800 shares issued and outstanding
at June 28, 2003 and December 28, 2002	1,805	1,805
Additional paid-in capital	15,712	15,688
Unearned stock-based compensation	(8)	(18)
Retained earnings	62,384	61,770
Accumulated other comprehensive loss	(1,058)	(1,058)
	94,849	94,196
Treasury stock, at cost	(22,955)	(20,895)
Total Shareholders' Equity	71,894	73,301
Total Liabilities and Shareholders' Equity	$ 109,951	$ 105,140

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002

(THOUSANDS, EXCEPT PER SHARE DATA)

Net sales	$ 29,239	$ 27,491	$ 55,255	$ 54,971
Cost of goods sold	14,145	13,193	26,805	26,347
Gross Profit	15,094	14,298	28,450	28,624

Selling, general and administrative expenses	13,941	13,708	25,915	25,916
Research and development expenses	509	553	1,057	1,117
Service and distribution costs	894	862	1,579	1,580
Gain on disposition of asset held for sale	(1,011)	-	(1,011)	-
Operating Income (Loss)	761	(825)	910	11

Interest and other (expense) income	(49)	325	34	418

Income (Loss) Before Income Taxes	712	(500)	944	429

Income tax expense (benefit)	249	(175)	330	150

Net Income (Loss)	$ 463	$ (325)	$ 614	$ 279

Basic and Diluted Earnings (Loss) Per Share	$ 0.03	$ (0.02)	$ 0.04	$ 0.02

Weighted Average Shares Outstanding:
Denominator for basic earnings (loss) per share	15,085	16,028	15,193	16,129
Effect of dilutive securities	68	- ( A )	57	239
Denominator for diluted earnings (loss) per share	15,153	16,028	15,250	16,368

(A) No incremental shares related to options or restricted stock granted are included due to the loss from continuing operations.
See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JUNE 28, 2003	JUNE 29, 2002

CASH PROVIDED BY (USED IN):

Operating Activities:
Net Income	$ 614	$ 279

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	4,245	4,358
Gain on disposition of asset held for sale	(1,011)	-
Provision for bad debts	305	37
Deferred income taxes	(136)	(65)
Provision for warranty costs	219	212
Unrealized loss (gain) on trading securities	32	(116)
Changes in operating assets and liabilities:
Accounts receivable	9,189	8,840
Inventories	(3,184)	(1,626)
Other assets, net	(1,605)	(633)
Accounts payable and other liabilities, net	(3,240)	(3,609)
Warranty costs paid	(182)	(213)
Restructuring charges paid	(1,474)	(758)
Foreign currency transaction loss	39	324

Net Cash Provided by Operating Activities	3,811	7,030

Investing Activities:
Acquisition of Costa Del Mar, net of cash acquired	(9,570)	-
Proceeds from disposition of asset held for sale	1,586	-
Purchase of short-term investments	(4,946)	(5,909)
Sale or maturity of short-term investments	8,726	5,773
Additions to property, plant and equipment	(1,596)	(2,975)

Net Cash Used in Investing Activities	(5,800)	(3,111)

Financing Activities:
Purchase of treasury stock	(2,060)	(3,286)
Proceeds from bank borrowings	10,055	-
Repayment of bank borrowings	(1,000)	-
Proceeds from sale of class A common stock	29	225

Net Cash Provided by (Used in) Financing Activities	7,024	(3,061)

Effect of exchange rate changes on cash and cash equivalents	155	281

Increase in Cash and Cash Equivalents	5,190	1,139

Cash and cash equivalents at beginning of period	9,145	12,651

Cash and Cash Equivalents at End of Period	$ 14,335	$ 13,790

Non-cash financing activities:
Conversion of a portion of outstanding line of credit to term note	$ 9,000

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2003

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the twelve months ending January 3, 2004. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

NOTE B - Acquisition of Costa Del Mar Sunglasses, Inc. ("Costa Del Mar")
On April 22, 2003, the Company completed the acquisition of all of the outstanding shares of Costa Del Mar, a designer, manufacturer and wholesaler of high quality, high-performance polarized sunglasses. The acquisition of Costa Del Mar is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. Costa Del Mar was a privately held company founded in Florida in 1983. The excess of the purchase price over the fair value of the net assets acquired approximated $3.4 million, which will not be deductible for income tax purposes. The acquired intangible, the Costa Del Mar trade name, is deemed to have an indefinite life and will not be amortized. The results of operations of Costa Del Mar since April 21, 2003 are included in the consolidated statements of operations of the Company. Costa Del Mar will be reported in the optical segment of the Company.

The following is the allocation of the purchase price of Costa Del Mar:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 10,000
Less: Assets Acquired
Cash and cash equivalents	430
Accounts receivable, net	1,778
Inventories, net	1,847
Property, plant and equipment, net	461
Intangible asset	3,400
Other	951
1,133
Plus: Liabilities Assumed
Accounts payable and accrued expenses	782
Accrued payroll and related benefits	277
Current portion of long-term debt	1,047
Other	128
Unallocated Purchase Price (Goodwill)	$ 3,367

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Costa Del Mar assuming that the acquisition had taken place on December 30, 2001. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Costa Del Mar.

(THOUSANDS OF DOLLARS, EXCEPT	THREE MONTHS ENDED		SIX MONTHS ENDED
PER SHARE DATA)	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002

Net Sales	$ 29,948	$ 31,074	$ 59,137	$ 61,275

Net Income	$ 415	$ 136	$ 698	$ 936

Basic and Diluted Earnings per Share	$ 0.03	$ 0.01	$ 0.05	$ 0.06

NOTE C - Restructuring Charges
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

The following is a tabular presentation of the restructuring liabilities:

(THOUSANDS OF DOLLARS)	SEVERANCE
	& RELATED	CONTRACTUAL
	EXPENSES	OBLIGATIONS	TOTAL
Balances at December 28, 2002	$ 71	$ 1,309	$ 1,380
Foreign exchange effects	3	43	46
Balances at March 29, 2003	74	1,352	1,426
Cash payments	(3)	(1,471)	(1,474)
Foreign exchange effects	4	119	123
Balances at June 28, 2003	$ 75	$ -	$ 75

NOTE D - Segment Information

With the acquisition of Costa Del Mar in the second quarter of 2003, the Company now has two reportable segments; Writing Instruments and Accessories ("WI&A") and Optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and six month periods ended June 28, 2003 and June 29, 2002:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002
Revenues from External Customers:
WI&A	$ 26,054	$ 27,491	$ 52,070	$ 54,971
Optical	3,185	-	3,185	-
Total	$ 29,239	$ 27,491	$ 55,255	$ 54,971

Segment Profit (Loss):
WI&A	$ (60)	$ (500)	$ 172	$ 429
Optical	772	-	772	-
Total	$ 712	$ (500)	$ 944	$ 429

Segment Assets:
WI&A			$ 100,986
Optical			$ 8,965

NOTE E - Comprehensive Income
Comprehensive income for the three and six month periods ended June 28, 2003 and June 29, 2002 follows:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002
Net Income (Loss)	$ 463	$ (325)	$ 614	$ 279
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized loss on investment	-	(17)	-	(11)
Unrealized loss on interest rate swap	(191)	-	(191)	-
Foreign currency translation adjustments	159	552	191	450
Comprehensive Income	$ 431	$ 210	$ 614	$ 718

NOTE F - Stock Option Accounting
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

(THOUSANDS OF DOLLARS, EXCEPT	THREE MONTHS ENDED		SIX MONTHS ENDED
PER SHARE DATA)	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002
Net Income (Loss), as Reported	$ 463	$ (325)	$ 614	$ 279
Deduct: Total stock-based employee compensation
expense as determined under the fair value based
method for all awards, net of related tax effects	(184)	(180)	(370)	(355)
Pro Forma Net Income (Loss)	$ 279	$ (505)	$ 244	$ (76)

Earnings (Loss) per Share:
Basic and diluted - as reported	$ 0.03	$ (0.02)	$ 0.04	$ 0.02
Basic and diluted - pro forma	$ 0.02	$ (0.03)	$ 0.02	$ 0.00

NOTE G - Line of Credit
The Company maintains a $25 million unsecured line of credit with a bank. During the second quarter of 2003 the Company renegotiated the loan agreement with the bank. The renegotiated agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the next three fiscal years the Company can not incur extraordinary charges, as defined by the bank, in excess of approximately $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. This agreement is cancelable at any time by the Company or the bank. During the second quarter of 2003, the Company borrowed approximately $10 million on this line of credit, primarily to finance the acquisition of Costa Del Mar. On May 23, 2003, $9 million of this amount was converted into a five-year term note incurring interest at a rate of London Interbank Offering Rate plus 75 basis points.

On June 28, 2003, approximately $8.9 million of the $9 million converted debt was outstanding, of which $7.5 million was classified as long-term debt, less current maturities and $1.4 million was classified as current maturities of long-term debt.

The outstanding balance of notes payable to banks at June 28, 2003 was approximately $1.3 million.

NOTE H - Derivative Financial Instruments
During the second quarter of 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment. Amounts receivable or payable under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to June 28, 2003, the effect of the mark-to-market valuation, net of tax, was an unrealized loss of approximately $191,000.

NOTE I - Goodwill and Other Intangible Assets
The Company accounts for intangible assets, including goodwill, under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, and write downs may be necessary. In the second quarter of 2003, approximately $3.4 million of goodwill was capitalized as a result of the Costa Del Mar acquisition. At June 28, 2003, the carrying value of all goodwill was approximately $7.3 million.

Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	JUNE 28, 2003			DECEMBER 28, 2002
	GROSS		OTHER	GROSS		OTHER
	CARRYING	ACCUMULATED	INTANGIBLES,	CARRYING	ACCUMULATED	INTANGIBLES,
	AMOUNT	AMORTIZATION	NET	AMOUNT	AMORTIZATION	NET
Amortized:
Trademarks	$ 6,850	$ 6,017	$ 833	$ 6,842	$ 5,875	$ 967
Patents	2,248	1,778	470	2,139	1,658	481
	9,098	7,795	1,303	8,981	7,533	1,448
Not Amortized:
Trade name	3,400	-	3,400	-	-	-
	$ 12,498	$ 7,795	$ 4,703	$ 8,981	$ 7,533	$ 1,448

NOTE J - New Accounting Pronouncements
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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" established accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

NOTE K - Stock Repurchase Plan
In fiscal 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. This plan was completed in October 2002. A total of 1,499,967 shares were purchased under this plan for approximately $10.2 million at an average price per share of $6.78.

On October 23, 2002, the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. Under this new plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this new plan for approximately $1.1 million at an average price per share of $6.09. In the first quarter of 2003, the Company repurchased 260,000 shares for approximately $1.4 million at an average price per share of $5.25. In the second quarter of 2003, the Company repurchased 135,000 shares for approximately $693,000 at an average price per share of $5.13

Repurchased shares will be held as treasury stock and will be available for general corporate purposes including but not limited to employee benefit plans, strategic acquisitions and alliances.

NOTE L - Contingencies
On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A common stock, alleges that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's former Pen Computing Group business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

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

In June 2002 the United States Environmental Protection Agency ("EPA") served the Company with a Notice of Potential Liability and Request for Information regarding the J.M. Mills Landfill, which is part of the Peterson/Puritan Superfund site in Cumberland, Rhode Island. The Notice also requests that the Company pay past and future costs associated with the site. To date, approximately sixty entities have received Notice Letters from the EPA relative to the site. The Company filed its response in October 2002.

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

NOTE M - Subsequent Event

On July 24, 2003, the Company announced a corporate restructuring program designed to increase the Company's competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development.

Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island will be affected in 2003.

In addition, over 80 non-manufacturing positions located in Lincoln, Rhode Island and internationally will be eliminated in 2003 and early 2004 as part of the program to consolidate and reduce administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Second Quarter 2003 Compared to Second Quarter 2002

Net sales for the second quarter of 2003 were $29.2 million, an increase of 6.4% compared to $27.5 million in the second quarter of 2002. Revenue from writing instruments and accessories declined 5.2% to $26 million while sales of Costa Del Mar sunglasses were $3.2 million from the date of acquisition through June 28, 2003. Domestic sales of writing instruments and accessories declined 5.9% and international sales were 6.3% lower than the comparable 2002 period. Original Equipment Manufacturer ("OEM") sales of both writing instruments and digital pens were 15.7% higher than the second quarter of 2002.

Writing instruments and accessories revenue in the Americas region declined 5.6% to $15.3 million due primarily to a 16.3% decline in the business gift division. The America's business gift decline was entirely due to a 17.9% decline in business gift division sales in the United States. The Americas retail sales declined 2% in the quarter, reflective of sluggish economic conditions.

The Europe, Middle East and Africa ("EMEA") region writing instrument and accessory sales of $6.7 million increased 3.8% compared to the second quarter of 2002. Foreign currency translation, particularly the stronger euro, favorably impacted sales by approximately 12.6 percentage points ("PP"). Poor economic conditions in Europe and the Middle East had a negative impact on sales volume in the quarter.

Sales of writing instrument and accessory products of $2.8 million in the Asian markets were 25.1% lower in the second quarter of 2003 compared to the same period of 2002. Retail sales declined 36.8% and business gift sales declined 5.2%. Foreign currency translation favorably impacted sales by approximately 3.1 PP. The SARS virus adversely impacted retailers due to lack of store traffic and duty free operations due to diminished travel in the quarter. While most Asian markets declined, in particular Taiwan 45% and Hong Kong 27%, our largest Asian market, Japan, which was not affected by the SARS virus, reported a 12% increase in second quarter sales, as retail sales increased 27% and business gift sales increased 7%.

OEM revenue increased 15.7% as compared to last year's second quarter. OEM revenue from traditional writing instruments was flat compared to 2002 as significantly lower sales to a direct marketing customer were offset by the addition of new customers, including Paul Smith. OEM revenue from digital pens for Tablet PC products was $186,000 in the second quarter of 2003 compared to $6,000 in 2002.

Costa Del Mar sunglass sales were $3.2 million from the date of acquisition through June 28, 2003. The second quarter is seasonally the strongest of the year for Costa Del Mar.

Gross margin of 51.6% was 0.4 PP less than last year's second quarter margin of 52%. Writing instrument and accessory margins declined by 1.5 PP largely due to lower sales volume and unfavorable product mix issues. This decline was partially offset by the inclusion of Costa Del Mar.

SG&A expenses of approximately $13.9 million were 1.7% higher than last year. This increase was entirely due to the $1.1 million SG&A expenses of Costa Del Mar as writing instrument and accessory SG&A expenses declined 6.4%.

R&D expenses in the second quarter of 2003 were lower than the comparable 2002 period by 8% due largely to timing. These results were not impacted by Costa Del Mar, which had no R&D expenses.

S&D expenses were 3.7% higher than the comparable period last year. This increase was due to Costa Del Mar as writing instrument and accessory product S&D expenses were 3.4% below prior year levels.

In the second quarter of 2003, the Company recorded an approximate $1 million gain on disposition of asset held for sale. This gain resulted from the June 10, 2003 sale of the Company's former manufacturing facility in Ireland.

Interest and other was an expense of $49,000 in the second quarter of 2003, versus income of $325,000 in 2002. There were unrealized losses on trading securities in the second quarter of 2003 of $22,000 as compared to unrealized gains of $166,000 in the second quarter of 2002. In addition, interest income was lower and interest expense higher in the second quarter of 2003 as compared to 2002.

The effective tax rate for the quarter was 35%, equal to the tax rate in the second quarter of 2002.

Results of Operations Six Months Ended June 28, 2003 Compared to June 29, 2002

Net sales for the six month period ended June 28, 2003 were $55.3 million, an increase of 0.5% as compared to the same period in 2002. Revenue from writing instruments and accessories declined 5.3% to $52.1 million while sales of Costa Del Mar sunglasses were $3.2 million from the date of acquisition through June 28, 2003. Domestic writing instrument and accessory sales were $23.8 million for the first six months, 6.8% lower than the comparable prior year period. International writing instrument and accessory sales of $25.3 million were 4.6% lower than the comparable prior year period. OEM sales of both writing instruments and digital pens were 2.7% higher than the first six months of 2002.

Writing instrument and accessory sales in the Americas region of $28.2 million declined 6.6%, driven by decreases in both the domestic retail and business gift markets. Domestic retail sales declined 5.4% and domestic business gift sales declined 10.4%. Sales in Canada and Latin America declined 2.1% and 8.1% respectively. Canadian business gift sales declined 10.2% somewhat offset by a slight increase in retail sales. Retail sales in Latin America declined 10.1%, somewhat offset by a 37.1% increase in the relatively smaller business gift market. These results are indicative of the sluggish economy.

EMEA writing instrument and accessory sales for the first six months of 2003 of $13.5 million increased 0.6% as compared to the first six months of 2002. Business gift sales in the region increased 2.1% offset by a slight decline in retail sales. Excluding the favorable impact of foreign exchange, EMEA revenue declined approximately 12% during the first six months of 2003, as economic conditions in Europe and the Middle East continue to adversely affect EMEA revenue performance.

Asia writing instrument and accessory revenue of $7.5 million declined 12.5% for the six months of 2003. A 23.5% decline in retail sales was somewhat offset by a 4.6% increase in business gift sales. The SARS virus adversely impacted retailers and duty free operations in the first six months of 2003. The Company's Taiwan subsidiary reported a 34.2% decline in retail sales and a 33.9% decline in business gift sales and Hong Kong reported a 27.4% decline in retail sales, somewhat offset by a 38.7% increase in business gift sales. Our largest Asian subsidiary, Cross Company of Japan, which was not affected by SARS, reported a 12.6% increase in retail sales and a 14.9% increase in business gift sales. Foreign currency translation favorably impacted sales by approximately 4.6 PP.

OEM revenue from traditional writing instruments of $1.9 million declined 29.8% compared to 2002 as significantly lower sales to a direct marketing customer were partially offset by the addition of new customers, including Paul Smith. OEM revenue from digital pens for Tablet PC products was $942,000 in 2003 as compared to $40,000 in 2002.

Costa Del Mar sunglass sales were $3.2 million from the date of acquisition through June 28, 2003. The second quarter is seasonally the strongest of the year for Costa Del Mar.

The consolidated gross profit margin for the first six months of 2003 was 51.5%, 0.6 PP lower than the 52.1% gross margin reported for the comparable prior year period. Writing instrument and accessory product margins, which declined 1.2 PP, were somewhat offset by the more favorable Costa Del Mar gross profit margin. Writing instrument and accessory product margins were unfavorable due to the writing instrument and accessory revenue decline and the effect of product mix.

SG&A expenses for the first six months of 2003 were even with the prior year. SG&A expenses in 2003 included $1.1 million of incremental SG&A expenses associated with Costa Del Mar. Offsetting this was a $1.1 million, or 4.3% decline in writing instrument and accessory SG&A expenses.

R&D expenses in the first six months of 2003 were lower than the same 2002 period by 5.4% due largely to timing. These results were not impacted by Costa Del Mar, which had no R&D expenses in the period.

In the second quarter of 2003, the Company recorded an approximate $1 million gain on disposition of asset held for sale. This gain resulted from the June 10, 2003 sale of the Company's former manufacturing facility in Ireland.

Interest and other for the first six months of 2003 was income of $34,000 as compared to income of $418,000 in 2002. Interest income was 31.7% lower than 2002, due to lower average invested funds and lower interest rates. There were unrealized losses on trading securities in the first six months of 2003 of $32,000 as compared to unrealized gains of $116,000 in the first six months of 2002. In addition, interest expense was higher in the first six months of 2003 as compared to 2002.

The Company recorded income tax expense of 35% on the income from continuing operations in the first six months of 2003, which is the Company's best estimate of the effective tax rate for the full year, and is the same as the tax rate used for the first six months of 2002.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("cash") increased approximately $1.4 million from December 28, 2002 to $19.4 million at June 28, 2003. Cash available for domestic operations approximated $3.6 million, while cash held offshore approximated $15.8 million at June 28, 2003. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of June 28, 2003, approximately $13 million of these earnings had been repatriated to the United States. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the United States; hence, no additional deferred taxes were recorded during the first six months of 2003.

Accounts receivable decreased since the end of 2002 by approximately $7.7 million to $19.4 million, primarily due to cash collected in January 2003 from customers who took advantage of the Company's 2002 extended dating program. This program allowed domestic customers to defer payments on certain 2002 purchases to 2003. This program was similar to holiday season extended dating programs that have been offered in prior years. Offsetting the decrease in writing instruments accounts receivable was the addition of $1.8 million in Costa Del Mar accounts receivable.

Inventory was $18.5 million at June 28, 2003, an increase of $5 million since December 28, 2002. A significant portion of this increase was in the writing instruments segment, reflecting the lower writing instrument sales volume in the second quarter as well as planned increases to support programs in the second half of 2003. In addition, $1.8 million of the increase was due to the acquisition of Costa Del Mar Sunglass inventories.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital. During the second quarter of 2003, the Company borrowed approximately $10 million on this line of credit primarily to initially finance the acquisition of Costa Del Mar at closing. Of this amount, $9 million was converted into long-term debt. The Company believes that it will generate sufficient cash flow to service and payoff the long-term debt.

In the first six months of 2003, $1.5 million of restructuring charges were paid related to the restructuring plan the Company initiated in fiscal 2000. Total cash payments to date through June 28, 2003, related to the 2000 restructuring plan, approximated $15.5 million. The remaining approximate $75,000 cash obligation is expected to be paid in 2003. The total cash portion of the 2000 restructuring will approximate $15.5 million.

As a result of the Company's latest reorganization program announced in 2003, the Company expects to realize general and administrative savings of approximately $4 to $5 million annually beginning in 2004. Assuming the manufacturing plan is fully implemented, a process which is expected to take approximately three years, the Company expects to realize manufacturing cost savings of approximately $5 to $7 million annually. In connection with this effort, the Company will incur pre-tax restructuring charges of approximately $6.5 million that will be realized over the life of the program, assuming full implementation. Approximately $2 to $2.5 million is expected to be recognized in 2003.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this plan for approximately $1.1 million at an average price per share of $6.09. In the first six fiscal months of 2003, the Company repurchased 395,000 shares for approximately $2.1 million at an average price per share of $5.21. Subsequent to June 28, 2003, up to the date of this filing, the Company repurchased an additional 94,500 shares of stock for approximately $521,000 at an average price per share of $5.52.

The Company believes that existing cash and funds from operations, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the requirements of the Company's restructuring programs and the stock repurchase plan. Should operating cash flows in 2003 not materialize as projected, the Company has a number of alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending, delaying non-critical research and development and capital projects and delaying the completion of the stock repurchase plan.

New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company and the status of the Company's implementation thereof, see Note J "New Accounting Pronouncements" to the Company's condensed consolidated financial statements in Item 1 of this Form 10-Q Quarterly Report. None are expected to have a material impact on the Company's consolidated financial position or results of operations.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the Company's newly acquired line of business; anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; the anticipated level of research and development costs; and the expectation that unremitted foreign earnings for which taxes have not been provided will continue to be permanently invested. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the uncertainty of the domestic and foreign economies in which the Company operates, the political uncertainty of certain foreign markets in which the Company operates, the uncertainty related to litigation, customer and consumer acceptance of the Company's new and existing product lines, the Company's ability to successfully operate Costa Del Mar, the effect of seasonal fluctuations in our sales on our operating results and the Company's ability to control costs. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the twelve month period ended December 28, 2002 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2002 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A common stock, alleges that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's former PCG business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

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

In June 2002 the EPA served the Company with a Notice of Potential Liability and Request for Information regarding the J.M. Mills Landfill, which is part of the Peterson/Puritan Superfund site in Cumberland, Rhode Island. The Notice also requests that the Company pay past and future costs associated with the site. To date, approximately sixty entities have received Notice Letters from the EPA relative to the site. The Company filed its response in October 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 24, 2003 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 11,462,910 Class A shares in favor, 39,887 against, 1,362,353 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	11,690,986	1,174,164
	Andrew J. Parsons	11,691,402	1,173,748
	James C. Tappan	11,690,292	1,174,858

	The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

	Bradford R. Boss
	Russell A. Boss
	David G. Whalen
	John E. Buckley
	Bernard V. Buonanno, Jr.
	Terrence Murray

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

b) Reports on Form 8-K

On April 22, 2003, the Company filed Form 8-K current report disclosing under Item 9. Regulation FD Disclosure a press release that was issued on the same date announcing the Company's acquisition of Costa Del Mar Sunglasses, Inc.

On April 24, 2003, the Company filed Form 8-K current report disclosing under Item 9. Regulation FD Disclosure, in order to satisfy the requirements of the new Item 12, a press release that was issued on the same date announcing the Company's financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 8, 2003	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 8, 2003	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer