Form 10-Q
period 2003-10-10
CROSS A T CO
filed 2003-11-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2003 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 4, 2003:
Class A common stock - Class B common stock -	13,211,529 shares 1,804,800 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	OCTOBER 4, 2003	DECEMBER 28, 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 7,857	$ 9,145
Short-term investments	7,948	8,827
Accounts receivable	24,510	27,149
Inventories:
Finished goods	9,989	7,103
Work in process	4,748	4,530
Raw materials	3,609	1,852
	18,346	13,485
Deferred income taxes	4,905	4,345
Other current assets	6,688	4,801
Total Current Assets	70,254	67,752

Property, Plant and Equipment	125,042	126,472
Less allowances for depreciation	99,960	98,316
	25,082	28,156
Goodwill	7,400	3,944
Deferred Income Taxes	2,545	2,453
Intangibles, Net	4,788	1,448
Other Assets	407	1,387
Total Assets	$ 110,476	$ 105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 2,268	$ 1,000
Current maturities of long-term debt	1,350	-
Accounts payable, accrued expenses and other liabilities	16,040	17,618
Accrued compensation and related taxes	2,844	3,595
Contributions payable to employee benefit plans	6,659	6,313
Restructuring liabilities	1,104	1,380
Income taxes payable	122	45
Total Current Liabilities	30,387	29,951

Long-Term Debt, Less Current Maturities	7,200	-
Accrued Warranty Costs	2,091	1,888
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares,
16,067,077 shares issued and 13,211,529
shares outstanding at October 4, 2003, and
16,009,209 shares issued and 13,643,161
shares outstanding at December 28, 2002	16,067	16,009
Class B - authorized 4,000,000 shares,
1,804,800 shares issued and outstanding
at October 4, 2003 and December 28, 2002	1,805	1,805
Additional paid-in capital	15,933	15,688
Unearned stock-based compensation	(198)	(18)
Retained earnings	61,411	61,770
Accumulated other comprehensive loss	(744)	(1,058)
	94,274	94,196
Treasury stock, at cost	(23,476)	(20,895)
Total Shareholders' Equity	70,798	73,301
Total Liabilities and Shareholders' Equity	$ 110,476	$ 105,140

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4,	SEPTEMBER 28,	OCTOBER 4,	SEPTEMBER 28,
	2003	2002	2003	2002
(THOUSANDS, EXCEPT PER SHARE DATA)

Net sales	$ 31,283	$ 29,075	$ 86,538	$ 84,046
Cost of goods sold	15,420	13,913	42,225	40,260
Gross Profit	15,863	15,162	44,313	43,786

Selling, general and administrative expenses	13,923	12,346	39,838	38,262
Research and development expenses	406	542	1,463	1,659
Service and distribution costs	1,335	809	2,914	2,389
Restructuring charges	1,650	0	1,650	0
Loss (Gain) on disposition of asset held for sale	21	0	(990)	0
Operating (Loss) Income	(1,472)	1,465	(562)	1,476

Interest and other (expense) income	(25)	231	9	649

(Loss) Income Before Income Taxes	(1,497)	1,696	(553)	2,125

Income tax (benefit) expense	(524)	424	(194)	574

Net (Loss) Income	$ (973)	$ 1,272	$ (359)	$ 1,551

Basic and Diluted (Loss) Earnings Per Share	$ (0.06)	$ 0.08	$ (0.02)	$ 0.10

Weighted Average Shares Outstanding:
Denominator for basic (loss) earnings per share	15,042	15,765	15,136	16,007
Effect of dilutive securities	- ( A )	231	- ( A )	256
Denominator for diluted (loss) earnings per share	15,042	15,996	15,136	16,263

(A) No incremental shares related to options or restricted stock granted are included due to the net loss.
See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
(THOUSANDS OF DOLLARS)	OCTOBER 4, 2003	SEPTEMBER 28, 2002

CASH PROVIDED BY (USED IN):

Operating Activities:
Net (Loss) Income	$ (359)	$ 1,551

Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	6,443	6,584
Restructuring charges	1,650	-
Gain on disposition of asset held for sale	(990)	-
Provision for bad debts	448	216
Deferred income taxes	(98)	(53)
Provision for warranty costs	376	311
Unrealized loss (gain) on trading securities	90	(129)
Changes in operating assets and liabilities:
Accounts receivable	3,969	5,605
Inventories	(3,015)	(1,590)
Other assets, net	(2,124)	(1,084)
Accounts payable and other liabilities, net	(3,687)	(3,512)
Warranty costs paid	(253)	(312)
Restructuring charges paid	(2,096)	(898)
Foreign currency transaction loss	284	250

Net Cash Provided by Operating Activities	638	6,939

Investing Activities:
Acquisition of Costa Del Mar, net of cash acquired	(9,570)	-
Proceeds from disposition of asset held for sale	1,565	-
Purchase of short-term investments	(10,082)	(7,193)
Sale or maturity of short-term investments	10,871	6,996
Additions to property, plant and equipment	(2,476)	(4,552)

Net Cash Used in Investing Activities	(9,692)	(4,749)

Financing Activities:
Purchase of treasury stock	(2,581)	(5,730)
Proceeds from bank borrowings	11,555	2,000
Repayment of bank borrowings	(1,737)	(500)
Proceeds from sale of class A common stock	303	248

Net Cash Provided by (Used in) Financing Activities	7,540	(3,982)

Effect of exchange rate changes on cash and cash equivalents	226	247

Decrease in Cash and Cash Equivalents	(1,288)	(1,545)

Cash and cash equivalents at beginning of period	9,145	12,651

Cash and Cash Equivalents at End of Period	$ 7,857	$ 11,106

Non-cash financing activities:
Conversion of a portion of outstanding line of credit to term note	$ 9,000	-

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 4, 2003

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 4, 2003 are not necessarily indicative of the results that may be expected for the twelve months ending January 3, 2004. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

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

The following is the allocation of the purchase price of Costa Del Mar:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 10,000
Less: Assets Acquired
Cash and cash equivalents	430
Accounts receivable, net	1,778
Inventories, net	1,847
Property, plant and equipment, net	461
Intangible asset	3,400
Other	951
1,133
Plus: Liabilities Assumed
Accounts payable and accrued expenses	782
Accrued payroll and related benefits	277
Current portion of long-term debt	1,047
Other	217
Unallocated Purchase Price (Goodwill)	$ 3,456

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Costa Del Mar assuming that the acquisition had taken place on December 30, 2001. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Costa Del Mar.

(THOUSANDS OF DOLLARS, EXCEPT	THREE MONTHS ENDED		NINE MONTHS ENDED
PER SHARE DATA)	OCTOBER 4,	SEPTEMBER 28,	OCTOBER 4,	SEPTEMBER 28,
	2003	2002	2003	2002

Net Sales	$ 31,283	$ 31,603	$ 90,420	$ 92,878

Net (Loss) Income	$ (973)	$ 1,292	$ (275)	$ 2,228

Basic and Diluted (Loss) Earnings per Share	$(0.06)	$ 0.08	$(0.02)	$ 0.14

NOTE C - Restructuring Charges
In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. There was no change to the estimated expenses related to this restructuring plan in 2003.

The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE
	& RELATED	CONTRACTUAL
	EXPENSES	OBLIGATIONS	TOTAL
Balances at December 28, 2002	$ 71	$ 1,309	$ 1,380
Foreign exchange effects	3	43	46
Balances at March 29, 2003	74	1,352	1,426
Cash payments	(3)	(1,471)	(1,474)
Foreign exchange effects	4	119	123
Balances at June 28, 2003	75	-	75
Foreign exchange effects	1	-	1
Balances at October 4, 2003	$ 76	$ -	$ 76

On July 24, 2003, the Company announced a corporate restructuring program designed to increase the Company's competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development.

Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island will be affected in 2003 as part of the initial phase of this plan.

In addition, over 80 global non-manufacturing positions will be eliminated in 2003 and early 2004 as part of the program to consolidate and reduce administrative expenses.

The Company expects to incur pre-tax restructuring charges of approximately $6.5 million that will be incurred over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.5 million will be for severance and related expenses and approximately $1.0 million for professional fees and other. Approximately $2.5 million, of which $1.9 million will be for severance and related expenses and $0.6 million for professional fees and other, is expected to be recognized in 2003.

Of the $1,650,000 restructuring charges incurred through October 4, 2003, approximately $1.5 million was for severance and related expenses and $142,000 was for professional fees and other.

The following is a tabular presentation of the restructuring liabilities related to the initial phase of this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE	PROFESSIONAL
	& RELATED	FEES
	EXPENSES	& OTHER	TOTAL
Balances at June 28, 2003	$ 0	$ 0	$ 0
Restructuring charges incurred	1,508	142	1,650
Cash Payments	(490)	(132)	(622)
Balances at October 4, 2003	$ 1,018	$ 10	$ 1,028

NOTE D - Segment Information

With the acquisition of Costa Del Mar in the second quarter of 2003, the Company now has two reportable segments; Writing Instruments and Accessories ("WI&A") and Optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and nine month periods ended October 4, 2003 and September 28, 2002:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4,	SEPTEMBER 28,	OCTOBER 4,	SEPTEMBER 28,
	2003	2002	2003	2002
Revenues from External Customers:
WI&A	$ 28,135	$ 29,075	$ 80,205	$ 84,046
Optical	3,148	-	6,333	-
Total	$ 31,283	$ 29,075	$ 86,538	$ 84,046
Segment Profit (Loss):
WI&A	$ (1,553)	$ 1,696	$ (1,381)	$ 2,125
Optical	56	-	828	-
Total	$ (1,497)	$ 1,696	$ (553)	$ 2,125
Segment Assets:
WI&A			$ 101,921
Optical			$ 8,555
Total			$ 110,476

NOTE E - Comprehensive Income
Comprehensive income for the three and nine month periods ended October 4, 2003 and September 28, 2002 follows:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4,	SEPTEMBER 28,	OCTOBER 4,	SEPTEMBER 28,
	2003	2002	2003	2002
Net (Loss) Income	$ (973)	$ 1,272	$ (359)	$ 1,551
Other Comprehensive Income (Loss) (Net of Tax):
Unrealized loss on investment	-	(7)	-	(18)
Unrealized gain (loss) on interest rate swap	100	-	(91)	-
Foreign currency translation adjustments	214	(56)	405	394
Comprehensive Income	$ (659)	$ 1,209	$ (45)	$ 1,927

NOTE F - Stock Option Accounting
The Company has elected to account for stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the value of its stock-based awards in its condensed consolidated statements of operations. The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation."

(THOUSANDS OF DOLLARS, EXCEPT	THREE MONTHS ENDED		NINE MONTHS ENDED
PER SHARE DATA)	OCTOBER 4,	SEPTEMBER 28,	OCTOBER 4,	SEPTEMBER 28,
	2003	2002	2003	2002
Net (Loss) Income, as Reported	$ (973)	$ 1,272	$ (359)	$ 1,551
Deduct: Total stock-based employee compensation
expense as determined under the fair value based
method for all awards, net of related tax effects	(192)	(253)	(562)	(608)
Pro Forma Net (Loss) Income	$ (1,165)	$ 1,019	$ (921)	$ 943

(Loss) Earnings per Share:
Basic and diluted - as reported	$(0.06)	$ 0.08	$(0.02)	$ 0.10
Basic and diluted - pro forma	$(0.08)	$ 0.06	$(0.06)	$ 0.06

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

On October 4, 2003, approximately $8.6 million of the $9 million converted debt was outstanding, of which $7.2 million was classified as long-term debt, less current maturities and $1.4 million was classified as current maturities of long-term debt. The outstanding balance of notes payable to banks at October 4, 2003 was approximately $2.3 million.

NOTE H - Derivative Financial Instruments
During the second quarter of 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to October 4, 2003, the effect of the mark-to-market valuation, net of tax, was an unrealized loss of approximately $91,000.

NOTE I - Goodwill and Other Intangible Assets
The Company accounts for intangible assets, including goodwill, under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, and write downs may be necessary. As a result of the Costa Del Mar acquisition in the second quarter of 2003, approximately $3.5 million of additional goodwill was capitalized during fiscal 2003. At October 4, 2003, the carrying value of all goodwill was approximately $7.4 million.

Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	OCTOBER 4, 2003			DECEMBER 28, 2002
	GROSS		OTHER	GROSS		OTHER
	CARRYING	ACCUMULATED	INTANGIBLES,	CARRYING	ACCUMULATED	INTANGIBLES,
	AMOUNT	AMORTIZATION	NET	AMOUNT	AMORTIZATION	NET
Amortized:
Trademarks	$ 7,063	$ 6,155	$ 908	$ 6,842	$ 5,875	$ 967
Patents	2,290	1,810	480	2,139	1,658	481
	9,353	7,965	1,388	8,981	7,533	1,448
Not Amortized:
Trade name	3,400	-	3,400	-	-	-
	$ 12,753	$ 7,965	$ 4,788	$ 8,981	$ 7,533	$ 1,448

NOTE J - New Accounting Pronouncements
 In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted this statement effective January 1, 2003. The restructuring plan entered into in July has been accounted for in accordance with FAS No. 146.

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

On October 23, 2002, the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. Under this new plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this new plan for approximately $1.1 million at an average price per share of $6.09. In the first quarter of 2003, the Company repurchased 260,000 shares for approximately $1.4 million at an average price per share of $5.25. In the second quarter of 2003, the Company repurchased 135,000 shares for approximately $693,000 at an average price per share of $5.13. In the third quarter of 2003, the Company repurchased 94,500 shares for approximately $521,000 at an average price per share of $5.52.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Third Quarter 2003 Compared to Third Quarter 2002

Net sales for the third quarter of 2003 were $31.3 million, an increase of 7.6% compared to $29.1 million in the third quarter of 2002. Revenue from writing instruments and accessories declined 3.2% to $28.1 million while sales by Costa Del Mar were $3.2 million in the third quarter of 2003. Costa Del Mar was acquired in April of 2003.

Writing instruments and accessories revenue in the Americas region declined 9.0% to $15.9 million. This decline was entirely attributable to a 16.2% decrease in the Company's U.S. retail division due largely to the timing of a significant national account order that was shipped in the third quarter of last year as compared to October of the current year. Excluding the impact of this national account order, the domestic retail business would have been flat in the third quarter. Partially offsetting the domestic retail decline in the Americas was a 6.3% increase in the domestic corporate gift business and a 7% increase in the international regions of the Americas (Canada and Latin America).

The Europe, Middle East and Africa ("EMEA") region writing instrument and accessory sales of $7.2 million was essentially even with last year's third quarter. Business gift sales increased 2.1% while retail sales decreased 2.0%. Excluding the favorable impact of foreign exchange, EMEA revenue declined approximately 7.8% during the third quarter of 2003 as compared to the same period of 2002. Poor economic conditions in Europe and the Middle East had a negative impact on sales volume in the quarter.

Sales of writing instrument and accessory products of $4.3 million in the Asian markets were 11.1% higher in the third quarter of 2003 compared to the same period of 2002. Retail sales increased 12.6% and business gift sales increased 6.1%. Cross Company Japan, our largest subsidiary in this region, reported an approximate 14% sales improvement in the third quarter compared to 2002. Foreign currency translation did not have a significant impact on Asian sales in the quarter.

OEM revenue, which includes writing instruments and digital pens, increased 48.2% to $735,000 and represented 2.6% of total writing instruments and accessory revenue in the third quarter of 2003 compared to 1.7% in the third quarter on 2002. OEM revenue from traditional writing instruments increased 46.6% compared to 2002 due to increased business from a large luxury retail customer and the effect of new customers. OEM revenue from digital pens for Tablet PC products was $55,000 in the third quarter of 2003 compared to $32,000 in 2002.

Costa Del Mar revenue of $3.2 million in the third quarter of 2003 was incremental to the Company as Costa Del Mar was acquired on April 21, 2003.

Gross margin of 50.7% was 1.4 PP less than last year's third quarter margin of 52.1%. Writing instrument and accessory margins declined by 2.1 PP due to several factors, including lower sales volume in the quarter, unfavorable product mix, the highly competitive retail and corporate gift environment in the quarter and a change in servicing the Canadian market from direct sales to a distributor market. This decline was partially offset by Costa Del Mar's margin contribution.

Selling, General and Administrative ("SG&A") expenses in the quarter of approximately $13.9 million were 12.8% higher than last year. The increase was due to the inclusion of Costa Del Mar's SG&A expenses in the quarter as writing instrument and accessory SG&A expenses were flat with the third quarter of 2002.

Research and Development ("R&D") expenses in the third quarter of 2003 were lower than the comparable 2002 period by 25% largely due to the timing of projects and cost reductions of prototype tooling. These results were not impacted by Costa Del Mar, which had no R&D expenses.

Service and Distribution ("S&D") costs were 65% higher than the comparable period last year. Writing instrument and accessory product S&D costs were 55% higher than prior year levels. Writing instrument and accessory S&D was adversely affected by higher distribution costs including consolidated shipping programs for certain national accounts which enable the Company to ship to a few regional distribution centers as opposed to drop shipping to a large number of individual stores nationwide. In addition, a new national account was added to this program in 2003. Writing instrument and accessory S&D costs were also adversely affected by the timing of slightly higher warranty costs. Costa Del Mar's S&D costs of approximately $80,000 were all incremental to 2002.

The Company recorded $1.7 million in the third quarter of 2003 related to global restructuring efforts. The restructuring charges incurred in the third quarter were primarily for severance and related expenses.

Interest and other was an expense of $25,000 in the third quarter of 2003, versus income of $231,000 in 2002. There were unrealized losses on trading securities in the third quarter of 2003 of $58,000 as compared to unrealized gains of $12,000 in the third quarter of 2002. In addition, interest income was $79,000 in the third quarter of 2003 compared to $145,000 in the third quarter of 2002. Interest expense was $88,000 in the third quarter of 2003, as compared to $9,000 in the third quarter of 2002, due to the long-term loan.

The effective tax rate for the quarter was 35% compared to the 25% effective tax rate in the third quarter of 2002. The 2002 rate was favorably impacted by greater benefits from operating loss carryforwards and export sales.

Results of Operations Nine Months Ended October 4, 2003 Compared to September 28, 2002

Net sales for the nine month period ended October 4, 2003 were $86.5 million, a 3% increase compared to the same period in 2002. Revenue from writing instruments and accessories declined 4.6% to $80.2 million while sales of Costa Del Mar were $6.3 million from the April 21, 2003 acquisition date.

Writing instrument and accessories sales in the Americas region for the nine months were $44.1 million, 7.5% lower than the prior year, as both the domestic retail and business gift markets declined from a year ago. This reflects the softness in the US economy earlier in the year as well as the effect of the timing of a large national account order shipped in October of this year as compared to the third quarter of 2002. The international Americas markets, Canada and Latin America, were essentially flat as compared to a year ago.

EMEA writing instrument and accessory sales for the first nine months of 2003 of $20.7 million were flat as compared to the first nine months of 2002. Business gift sales in the region increased 2.1% offset by a slight decline in retail sales. Excluding the favorable impact of foreign exchange, EMEA revenue declined approximately 10.4% during the first nine months of 2003, as economic conditions in Europe and the Middle East continue to adversely affect EMEA revenue performance.

Asia writing instrument and accessory revenue of $11.8 million declined 5.2% for the first nine months of 2003. An 11.6% decline in retail sales was somewhat offset by a 5.0% increase in business gift sales. Our largest Asian subsidiary, Cross Company of Japan, reported a 13.2% increase in retail sales and a 14.4% increase in business gift sales for the year to date period. This, however, was more than offset by declines in other key Asian markets, including Hong Kong and Taiwan, down 11.6% and 27.8%, respectively. Foreign currency translation favorably impacted sales by approximately 3.4 PP.

OEM revenue from traditional writing instruments of $2.6 million declined 18.9% compared to 2002 as significantly lower sales to a direct marketing customer were partially offset by the addition of new customers, the most significant being Paul Smith, LTD. OEM revenue from digital pens was $997,000 in 2003 as compared to $72,000 in 2002.

Costa Del Mar sales of $6.3 million from the April 21, 2003 date of acquisition through October 4, 2003 were incremental to the Company.

The consolidated gross profit margin for the first nine months of 2003 was 51.2%, 0.9 PP lower than the 52.1% gross margin reported for the comparable prior year period. Writing instrument and accessory product margins declined 1.5 PP, somewhat offset by the more favorable Costa Del Mar gross profit margin. Writing instrument and accessory product margins were unfavorable due largely to the revenue decline and the effect of product mix.

SG&A expenses for the first nine months of 2003 of $39.8 million were 4.1% higher than the prior year. SG&A expenses in 2003 included $2.8 million of incremental SG&A expenses associated with Costa Del Mar. Offsetting this was a $1.2 million, or 3.1% decline in writing instrument and accessory SG&A expenses.

R&D expenses in the first nine months of 2003 were lower than the comparable 2002 period by 11.8% due largely to the timing of projects and cost reductions related to prototype tooling. These results were not impacted by Costa Del Mar, which had no R&D expenses in the period.

S&D costs in the first nine months of 2003 were higher than the comparable 2002 period by 22.0%. Writing instrument and accessories S&D costs were 16.1% higher than the same 2002 period. Writing instrument and accessory S&D was adversely affected by higher distribution costs including consolidated shipping programs for certain national accounts which enable the Company to ship to a few regional distribution centers as opposed to drop shipping to a large number of individual stores nationwide. In addition, a new national account was added to this program in 2003. Writing instrument and accessory S&D expenses were also adversely affected by the timing of slightly higher warranty costs. Costa Del Mar's S&D costs of approximately $140,000 were all incremental to 2002.

The Company recorded a $1.7 million charge related to global restructuring efforts. The restructuring charges incurred were primarily for severance and related expenses. The Company continues to expect that the full year 2003 pretax restructuring charges will be approximately $2.5 million.

The Company recorded an approximate $1 million gain on disposition of asset held for sale. This gain resulted from the June 10, 2003 sale of the Company's former manufacturing facility in Ireland.

Interest and other for the first nine months of 2003 was income of $9,000 as compared to income of $649,000 in 2002. There were unrealized losses on trading securities in the first nine months of 2003 of $90,000 as compared to unrealized gains of $129,000 in the first nine months of 2002. Interest income was 36.1% lower than 2002, due to lower average invested funds and lower interest rates. In addition, interest expense was $164,000 in the first nine months of 2003, as compared to $9,000 in the first nine months of 2002, due to the long-term loan.

The Company recorded income tax benefit of 35% on the loss from operations in the first nine months of 2003, which is the Company's best estimate of the effective tax rate for the full year. In the first nine months of 2002, the Company recorded income tax expense of 27% on the income from operations. The prior year's rate was favorably impacted by greater benefits from operating loss carryforwards and export sales.

Liquidity and Sources of Capital

Cash, cash equivalents and short-term investments ("cash") decreased approximately $2.2 million from December 28, 2002 to $15.8 million at October 4, 2003. Cash available for domestic operations approximated $400,000, while cash held offshore approximated $15.4 million at October 4, 2003. In 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of October 4, 2003, approximately $13 million of these earnings had been repatriated to the United States. At present, management continues to believe that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside of the United States; hence, no additional deferred taxes were recorded during the first nine months of 2003.

Accounts receivable decreased since the end of 2002 by approximately $2.6 million to $24.5 million, primarily due to cash collected in January 2003 from customers who took advantage of the Company's 2002 extended dating program. This program allowed certain writing instrument and accessories customers to defer payments on certain 2002 purchases to 2003. This program was similar to holiday season extended dating programs that have been offered in prior years. Offsetting the decrease in writing instruments accounts receivable was the addition of $1.2 million in Costa Del Mar accounts receivable.

Inventory was $18.3 million at October 4, 2003, an increase of approximately $4.9 million since December 28, 2002. A significant portion of this increase was in the writing instrument and accessories segment, reflecting lower writing instrument sales volume as well as planned increases to support programs in the fourth quarter of 2003. In addition, $1.7 million of the increase was due to the inclusion of Costa Del Mar Sunglass inventories.

The Company currently has available a $25 million unsecured line of credit with a bank that provides an additional source of working capital. During the second quarter of 2003, the Company borrowed approximately $10 million on this line of credit primarily to initially finance the acquisition of Costa Del Mar at closing. Of this amount, $9 million was converted into long-term debt. The Company believes that it will generate sufficient cash flow to service and payoff this long-term debt. At October 4, 2003, $8.6 million remained outstanding, $1.4 million of which was classified as current maturities of long-term debt. Notes payable to banks were $2.3 million at October 4, 2003.

In the first nine months of 2003, $1.5 million of restructuring charges were paid related to the restructuring plan the Company initiated in fiscal 2000. Total cash payments to date through October 4, 2003, related to the 2000 restructuring plan, approximated $15.5 million. The total cash portion of the 2000 restructuring will approximate $15.5 million.

As a result of the Company's latest reorganization program announced in 2003, the Company expects to realize general and administrative savings of approximately $4 to $5 million annually beginning in 2004. Assuming the manufacturing plan is fully implemented, a process which is expected to take approximately three years, the Company expects to realize manufacturing cost savings of approximately $5 to $7 million annually upon completion. In connection with this effort, the Company will incur pre-tax restructuring charges of approximately $6.5 million that will be realized over the life of the program, assuming full implementation. Approximately $2.5 million is expected to be recognized in 2003. Of the approximately $1.7 million of restructuring charges incurred as of October 4, 2003, approximately $622,000 were paid and $1,028,000 were accrued.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 28, 2002, the Company had repurchased 180,000 shares under this plan for approximately $1.1 million at an average price per share of $6.09. In the first nine fiscal months of 2003, the Company repurchased 489,500 shares for approximately $2.6 million at an average price per share of $5.27. Subsequent to October 4, 2003, up to the date of this filing, the Company repurchased an additional 5,000 shares of stock for approximately $30,000 at an average price per share of $6.05.

The Company believes that existing cash and funds from operations, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the requirements of the Company's restructuring programs, service of its long term debt and the stock repurchase plan. Should operating cash flows in 2003 not materialize as projected, the Company has a number of alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending, delaying non-critical research and development and capital projects and delaying the completion of the stock repurchase plan.

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

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to anticipated cost savings related to the restructuring and manufacturing transition, the availability of the unsecured line of credit; anticipated sufficiency of available working capital; and the expectation that unremitted foreign earnings for which taxes have not been provided will continue to be permanently invested. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the ability of the company to realize and maintain the savings related to the restructuring and manufacturing transition, the uncertainty of the domestic and foreign economies in which the Company operates, the political uncertainty of certain foreign countries in which the Company operates, the uncertainty related to litigation, customer and consumer acceptance of the Company's new and existing product lines, and the Company's ability to control costs. See the Company's Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

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

b) Reports on Form 8-K

On July 24, 2003, the Company filed Form 8-K current report disclosing under Item 9. Regulation FD Disclosure a press release that was issued on the same date announcing the Company's corporate restructuring program.

On July 24, 2003, the Company filed Form 8-K current report disclosing under Item 9. Regulation FD Disclosure a press release that was issued on the same date announcing the Company's financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: November 14, 2003	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 14, 2003	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer