Form 10-K
period 2004-01-03
CROSS A T CO
filed 2004-03-10
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004
Commission File Number 1-6720 A. T. CROSS COMPANY (Exact name of registrant as specified in its charter)
Rhode Island (State or other jurisdiction of incorporation or organization)					05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)					02865 (Zip Code)
(401) 333-1200 (Registrant's telephone number, including area code)

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

past 90 days.	Yes	X	No	_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).						Yes	_	No	X

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $41.5 million.

The number of shares outstanding of each of the registrant's classes of common stock as of March 3, 2004:
Class A common stock -					13,220,369	shares
Class B common stock -					1,804,800	shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2004 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Business

The A.T. Cross Company has two reportable business segments: writing instruments and accessories, and optical. The optical segment was established in 2003 with the acquisition of Costa Del Mar Sunglasses, Inc. Fiscal 2001 was the last year in which the Company's Pen Computing Group ("PCG") was considered a segment. For certain financial information with respect to these segments, see Note M to the Company's consolidated financial statements included in Item 8 of this Form 10-K Annual Report. For certain financial information with respect to the acquisition of Costa Del Mar, see Note C to the Company's consolidated financial statements included in Item 8 of this Form 10-K Annual Report.

Writing Instruments and Accessories

We manufacture and market fine quality writing instruments under the Cross® brand consisting of: ball-point pens, fountain pens, selectip rolling ball pens, which accommodate various types of refills, and mechanical pencils. We also manufacture and market a variety of refills for most of our product types. In addition to Cross branded writing instruments, we design and market writing instruments sold under the Penatia™ and Omni® by Cross brands and a line of writing instruments sold under the licensed name of Bill Blass®. The Company is an Original Equipment Manufacturer ("OEM") of writing instruments and of digital pens used with Tablet PCs. In addition to writing instruments, we also design and market desk sets. In February 2003, we launched a new line of business accessories, which we designed. They include: pad portfolios, personal digital assistant ("PDA") cases, business card cases, key rings, letter openers and money clips. We also design and market a line of watches, primarily for the business gift market. The Company periodically launches new products.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of the Company's writing instrument sales occur at suggested retail price points between approximately $10 and $50. We continue to be a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Ion®, Morph®, MicroPen, Radiance, Solo®, Vice™ and selected Century II and ATX® writing instruments. The Cross Matrix®, Cross Townsend®, Morph2 Rollerball and Century II lines provide the Company a presence in the $55 to $300 price range. The Penatia brand provides the Company a presence in the under $10 price range. Watches are priced between $70 and $190, and business accessories are priced between $20 and $110.

The Company emphasizes styling, innovation, craftsmanship and quality control in the design and production of all of its products. All of our Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure. Our watches are sold with a limited ten-year warranty, and business accessories are sold with a limited one-year warranty.

The Company's products are sold throughout the United States by our direct sales force and manufacturer's agents or representatives to approximately 6,800 active retail and wholesale accounts. Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, mass merchandisers, catalogue showrooms, United States military post exchanges, service centers and central buying operations. Our wholesale accounts distribute the Company's products to retail outlets that purchase in smaller quantities. The Company's products are also sold to consumers in the United States, Canada and Hong Kong on the Company's web site: www.cross.com. Advertising specialty representatives market the Company's writing instruments, accessories and watches in the United States to business accounts. Typically, such products are engraved or carry the purchaser's name or emblem and are used for gifts, sales promotions, incentive purposes or advertising.

Sales of the Company's products outside the United States during 2003 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Optical

The Company, through its wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., designs, manufactures and markets premium, high-quality, polarized eyewear through its optical segment under the brand name Costa Del Mar. Offered in more than 35 styles and 16 lens options at suggested retail price points between approximately $100 and $300, our eyewear is sold by factory representatives and manufacturer's agents to approximately 3,000 active retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods and water-sports retailers. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship.

Raw Materials

Most raw materials for the production of our writing instruments are obtained in the United States. Some desk set base materials, fountain pen nibs, front sections, refill parts, certain finished caps and barrels, and some lacquer coating of metal shells are imported from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen nibs, front sections, cap components and certain coated shells are imported from Japan. Some rings, pen mechanisms, and cap components are imported from China.

The majority of component raw materials for the optical segment is imported from specialized manufacturers located in Europe and Japan.

To maintain the highest level of product quality, we rely on a limited number of domestic and foreign suppliers for certain raw materials and manufacturing technologies. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located.

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory, optical and PCG trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the trademark "COSTA DEL MAR." The principal trademark "CROSS" is of fundamental importance to our business in general and the trademark "COSTA DEL MAR" is of fundamental importance to the optical segment. The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications including, but not limited to, our desk set units, Cross Townsend series writing instruments, Solo and Radiance series writing instruments, Morph series writing instruments, Ion series writing instruments, Cross Matrix series writing instruments, Verve series writing instruments, Vice series writing instruments, Micropen series writing instruments, fountain pens, mechanical pencil mechanisms and ball-point pen mechanisms. The Company, directly or through its subsidiaries, also holds certain United States patents and/or has filed United States and foreign patent applications covering certain timepieces and pen computing products. While we pursue a practice of seeking patent protection for novel inventions or designs, our business is not dependent upon obtaining and maintaining patents.

Seasonal Business

Retail demand for our writing instrument and accessory products is highest prior to Christmas and other gift-giving occasions. The Company historically has generated approximately one third of its annual sales in its fiscal fourth quarter. However, seasonal fluctuations have not materially affected continuous production of writing instrument products.

Costa Del Mar historically has generated its strongest sales in the first half of its fiscal year.

Working Capital Requirements

Writing instrument and sunglass inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The Company offers, and may offer in the future, extended payment terms, primarily to domestic retail writing instrument customers, at certain points during the year, usually September through November. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Customers

The Company is not dependent upon any single customer for more than 10% of its consolidated revenues. The Company is dependent, however, on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for a significant portion of its revenue. In 2003, sales to this group were approximately 17% of consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Backlog of Orders

The backlog of orders is not a significant factor in the Company's business.

Government Contracts

Sales of the Company's writing instrument products are made to military post exchanges and service centers, but the Company does not enter into any contracts that are subject to renegotiation or termination by the United States government.

Competition

The writing instrument industry is competitive, in particular with respect to product quality and brand recognition. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the United States and abroad. Many of these manufacturers produce lower priced writing instruments than those produced by the Company. Although the Company is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. The Company emphasizes styling, innovation, craftsmanship and quality control in the design and production of all of its products. All of the Company's Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure.

The sunglass market in the United States is estimated to be $1.2 billion at wholesale. The Company's optical segment under the brand name Costa Del Mar competes in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be from $800 million to $900 million at wholesale. Several other sun wear companies also compete in the premium segment. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship.

See also the "Risks and Uncertainties; Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $1.9 million in 2003, $2.2 million in 2002 and $2 million in 2001. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Environment

The Company believes it is in substantial compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note P to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Employees

The Company had approximately 863 employees at January 3, 2004.

International Operations and Export Sales

Approximately 49% of the Company's sales in 2003 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of writing instrument and accessory products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of United States dollar exchange, exchange control and other restrictive regulations. Undistributed earnings of our foreign manufacturing and marketing subsidiaries generally are not subject to current United States Federal and state income taxes. However, repatriation to the Company of the accumulated earnings of foreign subsidiaries would subject such earnings to United States Federal and state income taxes. See Note K and Note M to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Availability of Securities and Exchange Commission Filings

The Company's web site address is www.cross.com. The Company makes available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company includes its web site address in this Annual Report on Form 10-K only as an inactive textual reference and does not intend it to be an active link to its web site.

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 3, 2004 and their principle positions:
NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE

David G. Whalen	(1)	46	President and Chief Executive Officer	1999
John T. Ruggieri	(2)	47	Senior Vice President, Treasurer and Chief Financial Officer President, Pen Computing Group	2001
Gary S. Simpson	(3)	52	Corporate Controller, Chief Accounting Officer	1997
Tina C. Benik	(4)	44	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(5)	56	Vice President, Operations	1995
Joseph V. Bassi	(6)	51	Finance Director	1997
Sondra L. Wellmerling	(7)	44	Senior Vice President, Marketing and New Product Development	2000
Peter J. Leon	(8)	52	Vice President, Sales, Americas	2003
Peter J. Canole	(9)	49	Vice President, International	2003

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
(2)

John T. Ruggieri became President, Pen Computing Group in 2001 and has been Senior Vice President, Treasurer and Chief Financial Officer since 1997. From 1993 to 1997, he was Vice President, Corporate Development and Planning.

(3)	Prior to becoming Corporate Controller in 1997, Gary S. Simpson was the Controller, Lincoln Operations from 1992 to 1997.
(4)	Prior to becoming Vice President, Legal and Human Resources; Corporate Secretary in 2000, Tina C. Benik was Vice President, Legal, General Counsel and Corporate Secretary from 1993 to 2000.
(5)

Prior to becoming Vice President, Operations in 1995, Stephen A. Perreault held various senior executive positions in jewelry, cosmetics, and gift manufacturing and distribution companies, including: Weingeroff Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd. and Avon Products, Inc.

(6)	Prior to becoming Finance Director in 1997, Joseph V. Bassi was Manager, Financial Planning from 1996 to 1997 and Manager, Budgeting and Financial Planning from 1987 to 1996.
(7)

Prior to becoming Senior Vice President, Marketing and New Product Development in 2000, Sondra L. Wellmerling was Vice President of Global New Products at the Ray Ban® division of Bausch & Lomb, Inc. from 1997 to 1999.

(8)

Prior to becoming Vice President, Sales, Americas in 2003, Peter J. Leon was Vice President, Marketing and Sales, Americas from 2000 to 2003 and was Director, Sales-U.S. from 1999 to 2000. From 1995 to 1999, Mr. Leon was the Vice President of Sales with the Southworth Company.

(9)

Prior to becoming Vice President, International in 2003, Peter J. Canole was Vice President, Asia from 2001 to 2003 and Managing Director, Asia-Pacific from 2000 to 2001. From 1998 to 2000, Mr. Canole was Director, Worldwide Travel Retail for Hasbro, Inc.

Item 2.	PROPERTIES

The Company currently owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in Lincoln, Rhode Island. This facility, which is well maintained and in good repair, is utilized in a manufacturing, distribution and administrative capacity. The production capacity of this facility is sufficient to meet the Company's needs for the foreseeable future.

The Company leases administrative facilities and/or warehouse space for its operations in France, the United Kingdom, The Netherlands, Spain, Germany, Japan, Taiwan, Hong Kong, Singapore, Lincoln, Rhode Island, Miami and Ormond Beach, Florida.
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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the site. Past and future costs, excluding the required remedy, are currently estimated at $5 million to $7 million. No discovery has been taken to date.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Class A common stock is traded on the American Stock Exchange (symbol: ATX). There is no established trading market for the Company's Class B common stock. At January 3, 2004, there were approximately 1,380 shareholders of record of the Company's Class A common stock and 2 shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 15,080,115 and 15,895,312 during 2003 and 2002, respectively. High and low stock prices of Class A common stock for the last two years were:
2003			2002
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$5.65	$4.80	First	$7.30	$5.90
Second	$5.98	$4.76	Second	$7.55	$6.90
Third	$6.15	$4.95	Third	$7.42	$5.90
Fourth	$6.69	$5.96	Fourth	$6.52	$5.13

Dividend Information

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company.

Unregistered Sales of Securities

None.
Item 6.	SELECTED FINANCIAL DATA

Five-Year Summary	2003	2002	2001	2000	1999

OPERATIONS: (THOUSANDS OF DOLLARS)

Net Sales	$125,267	$ 117,328	$ 123,516	$ 130,548	$ 126,994
Income (Loss) Before Income Taxes	2,218	6,687	2,538	(6,913)	(20,044)
Provision for Income Taxes	441	1,771	1,616	815	239
Income (Loss) from Continuing Operations	1,777	4,915	922	(7,728)	(20,283)
Income (Loss) from Discontinued Operations, Net	-	-	58	(371)	170
Net Income (Loss)	1,777	4,915	980	(8,099)	(20,113)

PER SHARE DATA: (DOLLARS)

Basic and Diluted Earnings (Loss) Per Share:
Continuing Operations	0.12	0.31	0.06	(0.47)	(1.22)
Discontinued Operations	-	-	-	(0.02)	0.01
Net Income (Loss)	0.12	0.31	0.06	(0.49)	(1.21)

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)

Current Assets	76,712	68,184	72,805	85,826	95,625
Current Liabilities	35,933	30,384	33,233	48,086	48,586
Working Capital	40,779	37,800	39,572	37,740	47,039
Total Assets	118,146	105,573	111,350	128,731	139,049
Long-Term Debt, Less Current Maturities	6,863	-	-	-	-
Accrued Warranty Costs	1,936	1,888	3,541	3,359	4,043
Shareholders' Equity	73,415	73,301	74,575	77,286	86,421

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company has been a manufacturer and marketer of fine quality writing instruments for 157 years. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company also offers writing instrument accessories including refills and desk sets.

The Company has been operating in a difficult economic environment in a mature and competitive category. Fiscal 2003 represented the third consecutive year in which the Company's core writing instrument and accessory segment reported a decline in sales. Several years ago, the Company challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and modern company poised for sustainable growth and long-term profitability. Such attributes include a strong brand name, 157-year heritage, reputation for quality and craftsmanship, global distribution network and strong balance sheet. The Company has established several strategic initiatives to build upon these attributes and overcome its challenges including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification and streamlining its operating structure.

The Company is competing vigorously to build its position as the category leader in terms of product innovation, marketing and merchandising. For the fourth consecutive year, at least 20% of writing instrument and accessory revenue was derived from new products. In 2003, these included Metal Ion, Vice, Vapor™ and Platinum Townsend. They represent the new generation of Cross, - sleek, innovative design fused with traditional functionality and craftsmanship. The Company's new product strategy has led it to explore the under $10 segment of the writing instrument and after-market refill market under the brand name Penatia™. The Company's sales force is organized around three major geographic regions; the Americas, Asia and Europe, Middle East and Africa ("EMEA"). Within each of these regions, the Company uses a combination of direct sales force, manufacturers' representatives or distributors. A switch to a direct sales force on the east coast of the United States in mid-2003 improved results over the balance of the year. The execution of 2003 holiday product and marketing programs developed with several of our national accounts in the United States also proved successful. As global economies recover, we are benefiting from our efforts as evidenced by broad based revenue growth in the fourth quarter of 2003. We expect this positive momentum to continue into 2004.

Consumer surveys have confirmed that the Cross brand has not only strong awareness but, more importantly, consumers associate the Cross name with quality and style. The strong awareness of our name and the positive attributes associated with our brand supported the extension of the Cross brand into related personal accessory categories. Importantly, we wanted to move to categories that would allow us to further utilize our existing sourcing infrastructure and global distribution network. Our priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross fine writing instruments. We have done this with our Cross branded accessories, which currently include items such as business card holders, money clips and day planners. Of the eleven business accessory products launched in 2003, five were high performers including the portfolios, the business card case and the small metal items. The balance of the product offerings will be adjusted as 2004 progresses. Our watch line, launched in 2002, was sold primarily through our business gift channel. In 2003, watches and business accessories comprised approximately 3% of net sales. This result represents a good start toward our goals of diversifying our revenue base and mining complementary revenue streams to drive growth. We have developed a foothold in these categories and look forward to further strengthening our presence in 2004.

The April 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses, was a major step in our ongoing evolution into a leading designer and marketer of branded personal and business accessories. It marks our entry into an entirely new product category that will serve to diversify our business as well as provide an avenue for future sales growth. In addition to being a growing and profitable company, Costa Del Mar upholds our commitment to delivering our consumers exceptional product innovation and quality. In addition, several key members of the Cross senior management team have strong backgrounds in the optical business. We intend to provide the resources to maximize the growth of Costa Del Mar by layering its products into our extensive global distribution network and providing additional design, marketing and product development expertise. Currently, Costa Del Mar is sold primarily in the southeastern United States. We see great opportunity to expand the brand's reach. Since acquiring Costa Del Mar, we have benefited from revenue diversification and incremental top and bottom line growth that we will look to build upon throughout 2004. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

While we made progress throughout the year, we were faced with difficult choices along the way. To ensure a strong future for Cross, we evaluated all of the options available to us. As we did so, it became clear that in order to remain competitive in the challenging and ever-changing global marketplace it was necessary to change the way we do business. Our Cross into the Future' corporate restructuring program that we announced in July 2003, which involves streamlining our operations and sourcing certain products overseas, is designed to reduce our cost structure. The funds we generate will be used to invest in growing our businesses while at the same time generating an appropriate level of profitability. Our corporate reorganization program has two components: administrative and manufacturing. On the administrative side, we have streamlined our North American non-manufacturing operations and shifted resources to our marketing and selling functions. On the manufacturing side, we are keenly aware that our consumers look to Cross for the highest-quality writing instruments in the world. Our number one priority is and will always be maintaining our strict quality standards. As such, our transition to an overseas sourcing model will be a very deliberate and gradual process with the first products scheduled to move offshore during the second half of 2004. Any further outsourcing will be dependent on our complete satisfaction that all product meets the high-quality standards that consumers expect from Cross. We believe these actions are necessary to preserve Cross's ability to remain a competitive, profitable company. We look forward to our 'Cross into the Future' program providing a more efficient operating structure that will allow us to focus more intensely on building and growing our portfolio of market-leading branded accessories. For an analysis of the corporate restructuring program, see Note E to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Reconciliation of Generally Accepted Accounting Principles ("GAAP") and Comparable Basis Net Income and Earnings Per Share

In fiscal 2003 and 2002 there were a number of one-time events. The following table provides a reconciliation of GAAP and comparable-basis net income and earnings per share for fiscal 2003 and 2002:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	FISCAL 2003	FISCAL 2002
GAAP net income	$ 1,777	$ 4,915
Adjustments, net of tax:
Restructuring charges	1,956	-
Gain on disposition of asset held for sale	(792)	-
Reversal of environmental remediation reserve	-	(132)
Reduction of accrued warranty cost liability	(123)	(1,406)
Comparable-Basis Net Income	$ 2,818	$ 3,377
Comparable-Basis Earnings Per Share	$ 0.19	$ 0.21

These non-GAAP results are among the indicators management uses as a basis for evaluating financial performance as well as for forecasting future fiscal periods. For these reasons, management believes that these non-GAAP measures can be useful to the reader of these financial statements and footnotes. This presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for net income and earnings per share prepared in accordance with GAAP.

Comparison of Fiscal 2003 with Fiscal 2002

Consolidated net sales were $125.3 million in fiscal 2003, an increase of $7.9 million, or 6.8%, compared to fiscal 2002. Writing instrument and accessory ("WI&A") net sales of $116.5 million were less than the prior year by approximately $831,000, or 0.7%. Sales from the optical segment, established in April of 2003 with the acquisition of Costa Del Mar Sunglasses, Inc, were $8.8 million in 2003. The effect of foreign exchange was favorable to consolidated full year sales results by approximately $4.6 million, or 4 percentage points.

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2003	FISCAL 2002	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 60,976	$ 63,028	(3.3)%
Europe, Middle East and Africa ("EMEA")	34,396	33,486	2.7%
Asia	16,746	16,417	2.0%
OEM	4,379	4,397	(0.4)%
Sub-total	116,497	117,328	(0.7)%
Optical	8,770	-	-
Consolidated Net Sales	$ 125,267	$ 117,328	6.8%

Writing instrument and accessory revenues in the Americas region of $61 million declined $2.1 million, or 3.3%, compared to fiscal 2002. Domestic writing instrument net sales of $51.2 million decreased $2.2 million, or 4.1%, while international Americas writing instrument net sales of $9.8 million were about flat compared to fiscal 2002. Domestic writing instrument volume for the full year was adversely affected by continued weak economic conditions. These adverse conditions affected both the retail, primarily carriage trade accounts, and business gift divisions, which were below 2002 sales levels by 4.1% and 4%, respectively. This poor performance at retail was somewhat offset by improved performance at certain national accounts, where holiday programs put in place proved successful, and the mid-2003 establishment of a direct retail sales force on the east coast. The Company expects that economic conditions, which improved in the fourth quarter of 2003, will continue to improve into fiscal 2004, and that its 2004 holiday programs will be as successful as the programs implemented in 2003.

Writing instruments and accessory sales in the EMEA and Asia regions of $51.1, up 2.5% for the year, were favorably affected by foreign exchange as the weaker United States dollar versus the euro, yen and pound sterling resulted in higher translated United States dollar sales. Foreign exchange was favorable to EMEA and Asia sales results by approximately 8.8 percentage points for the full year.

Writing instrument and accessory revenues in the EMEA region of $34.4 million increased $910,000, or 2.7%, compared to fiscal 2002. Retail and business gift sales improved over the prior year by 0.7% and 4%, respectively, due entirely to the favorable effects of foreign exchange. Excluding these favorable effects, EMEA revenues would have been down 8.4% year on year. This decline is attributable to the poor economic conditions in this region and the direct effects of the war in the Middle East. It is unknown at this time if the economies in this region will improve sufficiently to result in constant dollar sales increases in 2004.

Writing instrument and accessory revenues in Asia of $16.7 million increased $329,000, or 2%, compared to fiscal 2002. Business gift sales, which make up approximately 40% of the regions sales, were up 5% over fiscal 2002 while retail sales were essentially flat. The effects of favorable foreign exchange added approximately 4 percentage points to the full year sales improvement. The Asia region, which had been adversely affected by the outbreak of the SARS virus primarily during the first half of the year, improved 17.7% in the last six months of 2003 compared to the last six months of 2002. This was due, in part, to pent up demand in the first half of fiscal 2003 and favorable foreign exchange, which comprised 3.6 percentage points of the sales increase. The Company expects that economic conditions, which improved in the second half of 2003, will continue to improve into fiscal 2004

OEM sales of writing instruments and digital pens of $4.4 million was essentially even with fiscal 2002.

Consolidated gross profit margins of 52.7% in fiscal 2003 were lower than fiscal 2002 by 0.1 percentage points:
Gross Profit Margins:	FISCAL 2003	FISCAL 2002	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	52.4%	52.8%	(0.4) PP
Consolidated	52.7%	52.8%	(0.1) PP

Writing instrument and accessory margins in fiscal 2003 were 52.4%, or 0.4 percentage points, less than fiscal 2002. They were adversely affected by changes in product mix to lower margined writing instruments. This unfavorable shift was somewhat offset by lower levels of manufacturing overhead and variances for the year. The optical segment's gross margin for fiscal 2003 had a small but favorable effect on the consolidated gross margin for the year.

Consolidated selling, general and administrative ("SG&A") expenses of approximately $56.5 million were $4 million, or 7.7%, higher than in fiscal 2002 and were 45.1% of net sales in fiscal 2003 compared to SG&A expenses of $52.4 million, or 44.7% of net sales, in fiscal 2002. SG&A expenses for WI&A of approximately $52.3 million were about equal to fiscal 2002. SG&A expenses for the optical segment of $4.2 million in fiscal 2003 were all incremental to fiscal 2002. The effect of foreign exchange in the WI&A segment resulted in approximately $2.1 million of higher SG&A expenses, which was offset by savings resulting from the Company's restructuring program and expense reductions initiated prior to the implementation of the restructuring program in response to lower sales volume in the first half of 2003.

Service and distribution ("S&D") expenses of $3.8 million were $2.3 million higher than fiscal 2002. This increase was almost entirely due to an approximate $2.2 million favorable pre-tax adjustment to the Company's accrued warranty costs that was recorded in the fourth quarter of fiscal 2002.

Research and development ("R&D") expenses of approximately $1.9 million were $247,000 lower than fiscal 2002. WI&A segment R&D expense was $1.9 million, $268,000, or 12.2%, lower than fiscal 2002, due to lower developmental expenditures for digital pen products.

Restructuring charges of $2.4 million were recorded in the Company's WI&A segment in fiscal 2003. These charges were related to the corporate restructuring program announced in July 2003. As a result of the restructuring program, the Company expects to realize SG&A savings of $4 million to $5 million annually beginning in fiscal 2004. It is estimated that approximately $1 million of operating expense savings were realized in fiscal 2003. For an analysis of the corporate restructuring program, see Note E to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

A $989,000 gain on disposition of asset held for sale was recorded in fiscal 2003 as a result of the 2003 sale of the Company's former manufacturing and distribution facility in Ireland, which was closed in 2001 and placed for sale.

There was no environmental remediation expense recorded in fiscal 2003 compared to the $179,000 reduction recorded in fiscal 2002 due to a change in the estimated cost of environmental remediation for the Company's facility in Ireland. This facility was sold in 2003 and the remaining approximate $450,000 liability was reversed and included in the gain on disposition of asset held for sale as the purchaser of this facility assumed responsibility for its environmental remediation.

Interest and other income (expense) for fiscal 2003 was expense of $66,000 as compared to income of $734,000 in fiscal 2002. WI&A segment interest and other income (expense) was expense of $59,000 and optical segment interest and other income (expense) was expense of $7,000.
(THOUSANDS OF DOLLARS)	FISCAL 2003	FISCAL 2002	CHANGE
Interest Income	$ 526	$ 563	$ (37)
Interest expense	(291)	(31)	(260)
Unrealized gain (loss) on trading securities	(105)	149	(254)
Other income (expense)	(196)	53	(249)
Other Income (Expense)	(592)	171	(763)
Consolidated Interest and Other Income (Expense)	$ (66)	$ 734	$ (800)

Consolidated interest income in fiscal 2003 was $37,000, or 6.6%, lower than interest income in 2002 as interest rates and average invested funds were lower than the prior year, partially offset by $156,000 of interest received in 2003 from the Spanish government for the settlement of a value added tax claim. Other income (expense) was an expense of $592,000 in 2003 compared to other income in 2002 of $171,000. Other expense in 2003 includes $260,000 more interest expense compared to 2002 due to the additional level of borrowings and an unrealized loss on trading securities of $105,000 compared to an unrealized gain of $149,000 in 2002.

In fiscal 2003, the Company recorded an income tax provision of $441,000 on approximately $2.2 million of income from continuing operations. The effective tax rate was 19.9% as compared to 26.5% in fiscal 2002. This decrease in tax rate was primarily due to a favorable shift in the mix of foreign and United States sourced income as well as higher than expected export tax benefits. The Company expects that the tax rate in future years to be more in line with the Federal statutory rate. For an analysis of income taxes from continuing operations, see Note K to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

As a result of the foregoing, the consolidated net income in fiscal 2003 was $1.8 million ($0.12 earnings per share, basic and diluted) as compared to the fiscal 2002 net income of $4.9 million ($0.31 earnings per share, basic and diluted).

Comparison of Fiscal 2002 with Fiscal 2001

Consolidated net sales were $117.3 million in fiscal 2002, a decrease of $6.2 million, or 5%, compared to fiscal 2001. Writing instrument net sales of $117.3 million in 2002 were less than 2001 by approximately $3.7 million, or 3.1%. Domestic writing instrument net sales of $57.8 million decreased $200,000, or 0.4%, and international writing instrument net sales of $59.5 million decreased $3.5 million, or 5.5%, compared to fiscal 2001. PCG segment sales were approximately $2.5 million in fiscal 2001. The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2002	FISCAL 2001	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 63,028	$ 65,874	(4.3)%
Europe, Middle East and Africa ("EMEA")	33,486	34,512	(3.0)%
Asia	16,417	18,572	(11.6)%
OEM	4,397	2,074	112.0%
Sub-total	117,328	121,032	(3.1)%
Pen Computing Group	-	2,484	-
Consolidated Net Sales	$ 117,328	$ 123,516	(5.0)%

Domestic writing instrument volume was adversely affected by a slowdown in consumer holiday spending and lower sales to the office supply superstores in the fourth quarter of fiscal 2002. Unlike past years, the superstores did not aggressively promote either Cross or the fine writing category with off-shelf holiday gift displays. As a result, sales through the Company's retail division decreased 2.7% as compared to fiscal 2001. Sales of business gift products by the Company's special markets division decreased approximately 9.3%, as continued economic uncertainty had an unfavorable impact on the corporate gift market. Writing instrument OEM revenue increased $1.9 million from fiscal 2001, as the Company added two new customers during fiscal 2002 and sharply increased sales to an existing account. OEM revenue from the sale of digital pens was $442,000 in fiscal 2002.

International writing instrument sales for fiscal 2002 continued to be adversely affected by the weaker Asian economy, as sales in Asia of $16.4 million were lower by 11.6%, as compared to fiscal 2001. Sales in Japan, our largest Asian subsidiary, were down approximately 19% from fiscal 2001, as unfavorable economic conditions resulted in significantly lower corporate gift division sales. In addition, unfavorable exchange rates, particularly the weaker weighted average yen exchange rate, adversely affected sales in Asia by approximately two percentage points. Sales in the EMEA markets of $33.5 million were 3% less than 2001. An approximate 11% decline in the EMEA corporate gift business was offset by higher retail sales reflecting: the favorable effects of new product launches, new in-store merchandising and a stronger euro exchange rate, which had an approximate five percentage point favorable effect on EMEA sales. Sales in Canada were flat compared to fiscal 2001, whereas sales in Latin America were down 5.6% compared to the fiscal 2001.

Consolidated gross profit margins of 52.8% in fiscal 2002 were unchanged from fiscal 2001. Writing instrument margins in fiscal 2002 were 52.8%, or 2.3 percentage points, less than fiscal 2001. Writing instrument margins declined, in part, due to the effect of product mix. Margins in 2002 were also unfavorably affected by higher manufacturing related depreciation, health insurance and pension expense. In addition, gross margins were unfavorably affected by relatively fixed manufacturing overhead and manufacturing variances combined with the lower sales volume in fiscal 2002 compared to fiscal 2001. PCG segment margins were negative in fiscal 2001.

Consolidated SG&A expenses of approximately $52.4 million in fiscal 2002 were 3.6% higher than fiscal 2001 and were 44.7% of net sales in fiscal 2002 as compared to $50.6 million, or 41%, in fiscal 2001. SG&A expenses for WI&A of approximately $52.4 million were 5.8% higher than fiscal 2001. Marketing and selling expenses increased approximately $2.4 million, or 8.1%, compared to fiscal 2001, as the Company supported new product launches and targeted advertising and promotions. WI&A general and administrative expenses increased 2.2%, due largely to increases in depreciation and pension expense during fiscal 2002. In addition, the Company incurred approximately $340,000 of due diligence expenses in fiscal 2002 related to a review of a strategic acquisition target, which the Company decided not to pursue. Somewhat offsetting these increases, the Company reduced the fiscal 2002 allowance for doubtful accounts related to its domestic operations by approximately $435,000, as detailed analysis of aged receivables and write-off history indicated that an adjustment was required. PCG segment SG&A expenses in fiscal 2001 were approximately $1 million.

S&D expenses of $1.5 million were 61.4% less than fiscal 2001. An approximate $2.2 million pre-tax adjustment was recorded as a reduction to accrued warranty costs in the fourth quarter of fiscal 2002. This adjustment was required, due to a change in estimate to reflect significantly lower cost trends, measured over a period of years, among several factors that impact the Company's cost to service the warranty. The most significant factors included: the operating efficiency and related cost of the service department, writing instrument unit sales, the number of units that are eventually returned for warranty repair and, more recently, a five dollar shipping and handling fee that was established in 2000 for all warranty claims. This fee had the twofold impact of reducing service department costs and contributing to the recent trend of fewer units being returned for warranty repair.

R&D expenses of approximately $2.2 million were 9.5% higher than fiscal 2001. WI&A research and development expenditures of approximately $2.2 million were 27.1% higher than fiscal 2001, due to the inclusion of approximately $437,000 of development efforts of digital pen products. PCG segment R&D expenses were approximately $276,000 in fiscal 2001.

In fiscal 2002, the environmental remediation reserve, established in fiscal 2000 for the Company's property in Ireland, was reduced by approximately $179,000 based upon updated remediation cost estimates provided by the Company's environmental consultant. In fiscal 2001, approximately $412,000 of the environmental remediation reserve was reversed based upon remediation cost estimates provided by the Company's environmental consultant. The accrued liability for remediation in Ireland was approximately $464,000 at December 28, 2002.

There was no restructuring and loss on impairment of assets charge in fiscal 2002 compared to $857,000 in fiscal 2001, of which, approximately $862,000 related to the impairment of PCG assets, as certain long-lived assets were written off. In addition, in fiscal 2001, the Company recorded a $5,000 favorable change in the estimated liabilities of the restructuring plan. See Note E to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Interest and other income (expense) for fiscal 2002 was income of $734,000 compared to an expense of $5.7 million in fiscal 2001. The expense in 2001 was almost entirely due to activities relating to the Company's investments in internet companies, when the Company recorded losses of approximately $6.3 million, due to other than temporary declines in value of its DigitalConvergence.:Com Inc. investment and NeoMedia Technologies, Inc. marketable securities. Interest income in fiscal 2002 was approximately $305,000, or 35%, lower than interest income in fiscal 2001, as interest rates were lower.

In fiscal 2002, the Company recorded an income tax provision of $1.8 million on approximately $6.7 million of income from continuing operations. The effective tax rate was 26.5% compared to 63.7% in fiscal 2001. The decrease in tax rate was primarily due to greater than expected benefits from operating loss carryforwards as well as the effect of foreign tax credits and export sales in fiscal 2002. In addition, fiscal 2001 losses on internet investments, which utilized offshore funds, unfavorably impacted the 2001 tax rate. For an analysis of income taxes from continuing operations, see Note K to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report.

Consolidated net income in fiscal 2002 was $4.9 million ($0.31 earnings per share, basic and diluted) compared to the fiscal 2001 net income of $980,000 ($0.06 earnings per share, basic and diluted). Income from continuing operations in fiscal 2002 was $4.9 million ($0.31 earnings per share, basic and diluted) compared to the fiscal 2001 income from continuing operations of $922,000 ($0.06 earnings per share, basic and diluted).

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash, cash equivalents and short-term investments ("cash"), cash generated from operations and amounts available under the Company's $25 million line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, defined benefit retirement plan contributions, stock repurchase programs and debt service. The Company does not expect its future cash needs to increase to the extent that these historical sources of liquidity and capital will not be sufficient to meet its needs.

The Company's cash balance of $16.2 million at the end of fiscal 2003 declined $1.8 million from the prior year, a result of many factors, the most significant of which are described in this section.

Accounts receivable increased approximately $5 million from the prior year. This was due, in part, to the acquisition of Costa Del Mar, which added approximately $1.5 million of accounts receivable to the Company's balance sheet. A portion of the increase was also due to the weaker United States dollar versus the euro, pound sterling and yen, as foreign currency denominated accounts receivable translated into more United States dollars at the end of 2003 than they did at the end of 2002. In addition, higher domestic writing instruments accounts receivable resulted from the higher fourth quarter sales in fiscal 2003 as compared to the same period of 2002. The Company offers a dating program, primarily to its domestic retail writing instrument customers, whereby they may either delay payment on certain third and fourth quarter purchases until January of the next year or earn a greater discount if payment is made earlier; therefore, the cash level tends to be lower at the end of the year when accounts receivable are generally higher.

Total inventory of approximately $16.1 million increased by $2.6 million as compared to fiscal 2002. This was largely due to the acquisition of Costa Del Mar, which added approximately $1.7 million of inventory to the Company's balance sheet. The balance of the increase was due to increased safety stock levels on selected products that were planned in conjunction with the manufacturing transition.

Additions to property, plant and equipment were approximately $4.1 million in fiscal 2003 as compared to $5.3 million in fiscal 2002. In fiscal 2004, the Company expects capital expenditures will be higher than in 2003 and more in line with 2002. Depreciation expense is expected to approximate that of 2003.

In fiscal 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A common stock. This plan was completed in October 2002. A total of 1,499,967 shares was purchased under this plan for approximately $10.2 million at an average price per share of $6.78. On October 23, 2002, the Company's Board of Directors authorized a new plan to repurchase up to an additional 10% of the outstanding Class A common stock. Under this new plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. In 2003, the Company repurchased 494,500 shares for approximately $2.6 million at an average price per share of $5.28. At January 3, 2004, the Company had repurchased 674,500 shares under this new plan for approximately $3.7 million at an average price per share of $5.49.

The Company's working capital was $40.8 million at the end of fiscal 2003, an increase of $3 million from fiscal 2002, and its current ratio at the end of fiscal 2003 and 2002 was 2.1:1 and 2.2:1, respectively. Operating cash flow from continuing operations was $2.1 million in fiscal 2003 as compared to $7.2 million in fiscal 2002. This decline was largely due to the effect of higher accounts receivable at the end of 2003 compared to the end of 2002, lower income from continuing operations in 2003 compared to 2002 and the restructuring charges that were paid in 2003.

The Company maintains a $25 million unsecured line of credit with a bank. This agreement, which was renegotiated in 2003, requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of approximately $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow at either the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate ("LIBOR"). In fiscal 2003, the Company borrowed approximately $10 million on this line of credit to finance the acquisition of Costa Del Mar at closing. Of this amount, $9 million was converted into long-term debt. The unused and available portion of the Company's $25 million unsecured line of credit was $21.8 million at January 3, 2004.

In fiscal 2003, approximately $1.5 million of restructuring charges were paid related to the restructuring plan initiated in fiscal 2000. At January 3, 2004, total restructuring charges paid to date were approximately $15.5 million. The remaining approximate $83,000 obligation for restructuring is expected to be paid in 2004. The total cash portion of this restructuring plan is expected to be approximately $15.5 million.

In fiscal 2003 approximately $1.6 million was paid as a result of the corporate restructuring program initiated in July 2003. The total cost of this restructuring program is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. As a result of this reorganization program, the Company expects to realize general and administrative savings of approximately $4 million to $5 million annually beginning in 2004 and, assuming the manufacturing plan is fully implemented, the Company expects to realize manufacturing cost savings of approximately $5 million to $7 million annually.

In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed value used to determine taxes on the Company's properties for the years 1994 through 2003. The settlement included a $682,000 refund and $401,000 of interest. The Company will receive credits of $583,000 in real estate taxes payable and a $500,000 cash payment to be made no later than July 1, 2004. The entire amount is expected to be realized in 2004.

The Company will make a cash contribution of approximately $1 million to its defined benefit retirement plan in 2004.

The Company expects fiscal 2004 research and development expenses to be slightly lower than fiscal 2003.

The Company believes that existing cash and funds from operations, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, service its long-term debt and the remaining requirements of the restructuring and stock repurchase plans. Should operating cash flows in 2004 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2003, cash available for domestic operations amounted to approximately $3.1 million, and cash held offshore for international operations amounted to approximately $13.1 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of January 3, 2004, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in fiscal 2003.

Contractual Obligations and Commercial Commitments

The Company leases office and warehouse space and certain equipment under non-cancelable operating leases that expire through 2008. Future minimum lease payments under all non-cancelable leases and other contractual obligations at January 3, 2004 were approximately:
(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Long-Term Debt	$ 8,213	$ 1,350	$ 4,050	$ 2,813	-
Capital Lease Obligations	142	71	71	-	-
Operating Leases	2,890	1,244	1,632	14	-
Purchase Obligations	815	160	655	-	-
Pension Plan Obligations	1,013	1,013	-	-	-
Total	$ 13,073	$ 3,838	$ 6,408	$ 2,827	$ -

Off Balance Sheet Arrangements

Not Applicable.

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

The Company has adopted accounting practices that tend to reflect current costs in its consolidated statements of income. A portion of total inventories at the end of fiscal years 2003, 2002 and 2001 was accounted for using the last-in, first-out ("LIFO") valuation method. Normally under this method, the cost of goods sold reported in the financial statements approximates current costs, thus reducing distortions in reported income, due to the effect of changing prices.

Critical Accounting Policies

The Company applies certain accounting policies requiring management's estimates in determining reported results, see Note A "Significant Accounting Policies" to the Company's consolidated financial statements in Item 8 of this Form 10-K Annual Report. The most critical accounting policies, requiring significant management judgement, are as follows:

Revenue recognition requires estimates of product returns, term discounts and rebates at the time revenue is recognized. These estimates are based on historical experience. Should these estimates change, there could be a material effect on revenue recognized.

Inventory is valued at the lower of cost or market value, requiring management to establish inventory reserves based upon estimated selling prices for the Company's product. Should these estimates change, there could be a material effect on inventory reserves.

Allowances for doubtful accounts receivable require management to estimate the collectability of accounts receivable. Should these estimates change, there could be a material effect on allowances for doubtful accounts.

The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. In establishing the accrual for warranty costs, management analyzes trends, measured over a period of several years, of several factors that impact the Company's cost to service the warranty. The most significant factors include: the operating costs of the service department, writing instrument unit sales, the number of units that are returned for warranty repair and the cost of product repairs. The estimates affecting the warranty reserve are updated annually. In 2002, there was a significant adjustment that lowered the reserve by approximately $2.2 million.

The Company's pension benefits are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standard ("SFAS") No. 87 "Employer's Accounting for Pensions." Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We reduced our discount rate to 6.25 % in 2003 from 6.5% in 2002 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.5% in both 2003 and 2002.

The Company tests goodwill for impairment at least annually. The Company completed its impairment testing as of December 1, 2003 and determined that goodwill was not impaired. Management's estimates of fair values, projections of future cash flows and other factors are significant factors in testing goodwill for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge.

Management believes that the degree to which actual results differ from these estimates could have a material effect on the Company's consolidated financial position or results of operations.

For additional information regarding management's estimates, see the "Risks and Uncertainties; Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K Annual Report.

Risks and Uncertainties; Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates,"

"expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to innovation of the Company's new products and programs; extensions of the Cross brand beyond writing instruments; benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); anticipated increases in healthcare and other employee benefit plan costs; anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; the anticipated level of research and development costs; and the expectation that unremitted foreign earnings for which taxes have not been provided will continue to be permanently invested. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties.

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

New Products: The Company's ability to restore growth in sales depends largely on consumer acceptance of various new products recently introduced and planned for introduction. The markets in which the Company sells are highly competitive, and there is no assurance that consumer acceptance will be realized to the degree necessary to generate growth in the Company's sales and earnings.

Dependence on Certain Suppliers: To maintain the highest level of product quality, the Company relies on a limited number of domestic and foreign suppliers for certain raw materials, manufacturing technologies and certain finished products. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located.

Sensitivity to Economic Conditions: Sales of the Company's products may be adversely affected by economic conditions in its domestic and international markets.

Dependence on Certain Accounts: The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for approximately 17% of its consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company.

Extension of the Cross Brand Beyond Writing Instruments: Because of the maturity of the fine writing instrument industry, the Company's ability to achieve growth is dependent, in part, on its ability to extend the Cross brand beyond writing instruments. There is no assurance that consumers will accept the Cross brand outside of writing instruments at the level necessary to generate sustainable growth for the Company with these products.

Streamlining Operations: The Company expects to generate cash from its streamlining of operations, some of which will be invested in its sales and marketing programs and other initiatives to generate growth. A significant portion of these savings has yet to be generated and is contingent on the Company's ability to effectively transition a segment of its manufacturing overseas and on the Company's ability to keep costs in other areas of the Company at an acceptable level.

Diversification of Business: In order to generate growth outside of writing instruments, one of the Company's strategic initiatives is to diversify outside of its core Cross branded product. Costa Del Mar was its first foray into this area of diversification. There can be no assurance that this newly acquired company will perform as expected or that the Company will continue to find suitable targets for acquisitions.
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange, primarily in its investments, line of credit and foreign currency transactions.

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

There was $3.2 million and $1 million outstanding under the Company's line of credit at January 3, 2004 and December 28, 2002, respectively.

The Company entered into an interest rate swap agreement that effectively fixes the interest rate on its long-term debt at 4.15% per annum.

The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries. The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts and/or options. Most of these contracts are short-term, generally expire in one to three months and do not subject the Company to material market risk. The Company does not enter into foreign currency exchange transactions for speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

PAGE

Independent Auditors' Report.................................................................................	15

Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002...............	16

Consolidated Statements of Income for the Years Ended
January 3, 2004, December 28, 2002 and December 29, 2001..............................	17

Consolidated Statements of Comprehensive Income for the Years Ended
January 3, 2004, December 28, 2002 and December 29, 2001..............................	17

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
January 3, 2004, December 28, 2002 and December 29, 2001..............................	18

Consolidated Statements of Cash Flows for the Years Ended
January 3, 2004, December 28, 2002 and December 29, 2001..............................	19

Notes to Consolidated Financial Statements.........................................................	20 - 33

Independent Auditors' Report

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (collectively, the "Company") as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed at Item 15D. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 20, 2004

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
	JANUARY 3, 2004	DECEMBER 28, 2002
ASSETS
Current Assets
Cash and cash equivalents	$ 8,295,135	$ 9,144,866
Short-term investments	7,926,477	8,826,983
Accounts receivable, less allowances for doubtful accounts
of $1,234,000 in 2003 and $1,032,000 in 2002	32,142,519	27,148,878
Inventories
Finished goods	8,647,147	7,102,711
Work in process	4,181,866	4,529,864
Raw materials	3,235,340	1,852,114
	16,064,353	13,484.689
Deferred income taxes	4,470,623	4,344,531
Other current assets	7,812,698	5,233,986
Total Current Assets	76,711,805	68,183,933
Property, Plant and Equipment
Land and land improvements	1,201,732	1,201,732
Buildings	16,166,663	16,414,300
Machinery and equipment	107,936,326	108,856,487
	125,304,721	126,472,519
Less allowances for depreciation	99,379,655	98,316,083
Net Property, Plant and Equipment	25,925,066	28,156,436
Goodwill	7,408,014	3,944,267
Intangibles, Net	4,974,626	1,447,713
Deferred Income Taxes	2,702,367	2,453,140
Other Assets	424,215	1,387,049
Total Assets	$ 118,146,093	$ 105,572,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 3,155,000	$ 1,000,000
Current maturities of long-term debt	1,350,000	-
Accounts payable	7,048,178	4,540,702
Accrued compensation and related taxes	2,782,514	3,595,338
Accrued expenses and other liabilities	13,810,298	13,554,494
Contributions payable to employee benefit plans	6,791,278	6,313,220
Restructuring liabilities	995,384	1,380,411
Total Current Liabilities	35,932,652	30,384,165

Long-Term Debt, Less Current Maturities	6,862,500	-
Accrued Warranty Costs	1,936,235	1,887,564
Commitments and Contingencies (Note P)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000,000 shares, 16,077,177 shares issued and
	13,216,629 shares outstanding at January 3, 2004, and 16,009,209
shares issued and 13,643,161 shares outstanding at December 28, 2002	16,077,177	16,009,209
Class B-authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at January 3, 2004 and December 28, 2002	1,804,800	1,804,800
Additional paid-in capital	15,974,580	15,688,210
Unearned stock-based compensation	(154,583)	(18,213)
Retained earnings	63,547,054	61,770,036
Accumulated other comprehensive loss	(328,194)	(1,057,892)
	96,920,834	94,196,150
Treasury stock, at cost, 2,860,548 shares in 2003 and
2,366,048 shares in 2002	(23,506,128)	(20,895,341)
Total Shareholders' Equity	73,414,706	73,300,809
Total Liabilities and Shareholders' Equity	$ 118,146,093	$ 105,572,538
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
		YEAR ENDED
	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001

Net sales	$ 125,267,286	$ 117,328,366	$ 123,515,908
Cost of goods sold	59,311,333	55,424,353	58,297,683
Gross Profit	65,955,953	61,904,013	65,218,225

Selling, general and administrative expenses	56,466,490	52,440,874	50,615,717
Service and distribution costs	3,811,195	1,498,753	3,879,916
Research and development expenses	1,942,783	2,190,234	1,999,804
Restructuring charges and loss on impairment of assets	2,440,754	-	856,905
Gain on disposition of asset held for sale	(988,569)	-	-
Environmental remediation	-	(178,799)	(411,853)
Operating Income	2,283,300	5,952,951	8,277,736
Interest and other (expense) income	(65,752)	733,631	(5,740,164)
Income from Continuing Operations, Before Income Taxes	2,217,548	6,686,582	2,537,572
Provision for income taxes	440,530	1,771,430	1,615,724
Income from Continuing Operations	1,777,018	4,915,152	921,848
Income from Discontinued Operations, Net of Tax	-	-	58,000
Net Income	$ 1,777,018	$ 4,915,152	$ 979,848

Basic and Diluted Earnings Per Share:
Continuing operations	$ 0.12	$ 0.31	$ 0.06
Discontinued operations	-	-	-
Net Income Per Share	$ 0.12	$ 0.31	$ 0.06

Weighted Average Shares Outstanding:
Denominator for Basic Earnings Per Share	15,080,115	15,895,312	16,664,375
Effect of Dilutive Securities:
Common stock equivalents	137,805	218,020	138,085
Denominator for Diluted Earnings Per Share	15,217,920	16,113,332	16,802,460

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
	YEAR ENDED
	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001

Net Income	$ 1,777,018	$ 4,915,152	$ 979,848
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments	799,110	637,178	(445,285)
Unrealized loss on interest rate swap	(60,362)	-	-
Minimum pension liability adjustment	(9,050)	14,878	(18,178)
Reclassification adjustment-losses included in net income	-	-	425,897
Comprehensive Income	$ 2,506,716	$ 5,567,208	$ 942,282

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES
	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	INCOME (LOSS)	SHARES	AMOUNT	EQUITY

Balances at December 30, 2000	$ 15,899,620	$ 1,804,800	$ 15,139,978	$ (281,756)	$ 55,875,036	$ (1,672,382)	659,415	$ (9,479,564)	$ 77,285,732
Purchase of treasury stock							623,600	(4,124,286)	(4,124,286)
Cancellation of restricted stock				151,663			26,666	(151,663)	-
Stock option activity	64,300		317,806						382,106
Stock purchase plan	3,629		18,082						21,711
Non-cash compensation			5,299						5,299
Amortization of unearned compensation				62,515					62,515
Reclassification adjustment - losses
included in net income						425,897			425,897
Foreign currency translation adjustments						(445,285)			(445,285)
Minimum pension liability adjustment						(18,178)			(18,178)
Net income					979,848				979,848
Balances at December 29, 2001	15,967,549	1,804,800	15,481,165	(67,578)	56,854,884	(1,709,948)	1,309,681	(13,755,513)	74,575,359
Purchase of treasury stock							1,056,367	(7,139,828)	(7,139,828)
Stock option activity	37,035		163,839						200,874
Stock purchase plan	4,625		25,395						30,020
Non-cash compensation			17,811						17,811
Amortization of unearned compensation				49,365					49,365
Foreign currency translation adjustments						637,178			637,178
Minimum pension liability adjustment						14,878			14,878
Net income					4,915,152				4,915,152
Balances at December 28, 2002	16,009,209	1,804,800	15,688,210	(18,213)	61,770,036	(1,057,892)	2,366,048	(20,895,341)	73,300,809
Purchase of treasury stock							494,500	(2,610,787)	(2,610,787)
Grant of restricted stock for future services	50,000		212,500	(262,500)					-
Stock option activity	12,600		51,581						64,181
Stock purchase plan	5,368		22,289						27,657
Amortization of unearned compensation				126,130					126,130
Foreign currency translation adjustments						799,110			799,110
Unrealized loss on interest rate swap						(60,362)			(60,362)
Minimum pension liability adjustment						(9,050)			(9,050)
Net income					1,777,018				1,777,018
Balances at January 3, 2004	$16,077,177	$1,804,800	$15,974,580	$(154,583)	$63,547,054	$(328,194)	2,860,548	$(23,506,128)	$73,414,706
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
	YEAR ENDED
CASH PROVIDED BY (USED IN):	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001
Operating Activities:
Income from continuing operations	$ 1,777,018	$ 4,915,152	$ 921,848
Adjustments to reconcile income from
continuing operations to net cash provided
by continuing operations:
Depreciation and amortization	7,603,678	7,952,568	7,369,119
Restructuring and impairment charges	2,440,754	-	2,086,140
Impairment of investment	-	-	4,999,993
Gain on disposition of asset held for sale	(988,569)	-	-
Loss on sale and impairment of marketable
equity securities	-	34,919	1,346,234
Provision for (reduction of) bad debts	636,079	(149,749)	734,055
Deferred income taxes	246,424	918,263	804,004
Provision for (reduction of) accrued warranty costs	119,807	(1,759,562)	533,909
Non-cash compensation	-	17,811	5,299
Unrealized losses (gains) on trading securities	105,404	(149,275)	(31,941)
Changes in operating assets and liabilities:
Accounts receivable	(2,095,283)	3,001,953	883,280
Inventories	(102,704)	915,301	3,728,916
Other assets, net	(2,126,619)	(2,718,184)	(2,202,223)
Accounts payable	861,918	55,182	(1,341,736)
Other liabilities, net	(3,054,743)	(4,868,687)	(6,373,158)
Warranty costs paid	(298,772)	(404,687)	(540,046)
Restructuring charges paid	(3,033,542)	(1,018,910)	(5,912,765)
Foreign currency transaction (gain) loss	(8,996)	430,323	(55,564)
Net Cash Provided by Continuing Operations	2,081,854	7,172,418	6,955,364
Net Cash Provided by Discontinued Operations	-	-	58,000
Net Cash Provided by Operating Activities	2,081,854	7,172,418	7,013,364

Investing Activities:
Acquisition of Costa Del Mar, net of cash acquired	(9,569,907)	-	-
Purchase of short-term investments	(10,076,464)	(11,982,702)	(14,597,625)
Sale or maturity of short-term investments	10,871,566	12,151,238	16,712,677
Additions to property, plant and equipment	(4,110,164)	(5,337,396)	(6,318,809)
Proceeds from disposition of asset held for sale	1,563,692	-	-
Sale of marketable equity securities	-	-	22,435
Net Cash Used in Investing Activities	(11,321,277)	(5,168,860)	(4,181,322)

Financing Activities:
Proceeds from bank borrowings	14,055,000	4,500,000	3,000,000
Repayment of bank borrowings	(3,687,500)	(3,500,000)	(3,000,000)
Proceeds from sale of Class A common stock	91,838	230,894	403,817
Purchase of treasury stock	(2,610,787)	(7,139,828)	(4,124,286)
Net Cash Provided by (Used in) Financing Activities	7,848,551	(5,908,934)	(3,720,469)

Effect of exchange rate changes on cash and cash equivalents	541,141	399,586	(261,121)
Decrease in Cash and Cash Equivalents	(849,731)	(3,505,790)	(1,149,548)
Cash and cash equivalents at beginning of year	9,144,866	12,650,656	13,800,204
Cash and Cash Equivalents at End of Year	$ 8,295,135	$ 9,144,866	$ 12,650,656

Non-cash financing activities:
Conversion of a portion of outstanding line of credit
to term note	$ 9,000,000	-	-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
JANUARY 3, 2004

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

Industry Segments and Nature of Operations: Effective 2003, the Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. This was the result of the April 2003 acquisition of Costa Del Mar Sunglasses, Inc. In 2002, the Company had one reportable business segment: writing instruments and accessories. Prior to 2002, the Company had two reportable business segments: Quality Writing Instruments and the Pen Computing Group.

The Company's WI&A segment designs, manufactures and markets writing instruments, business accessories and watches throughout the world and is an OEM of writing instruments and of digital pens that are used with Tablet PCs. Writing instrument products are sold under the Cross brand as well as the Penatia and Omni by Cross brands and under the licensed name Bill Blass. They include ball-point pens, fountain pens, selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets.

The Company's optical segment designs, manufactures and markets sunglasses throughout the United States under the Costa Del Mar brand.

The accounting policies of the Company's segment(s) in fiscal 2003, 2002 and 2001 are described in this summary of significant accounting policies. The Company evaluates segment performance based upon the profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different product lines. They are managed separately, as each unit requires different technologies and marketing strategies.

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Short-term investments are stated at fair value and consist of interest-bearing investments with a remaining maturity of greater than three months when purchased. At January 3, 2004 and December 28, 2002, short-term investments include time deposits, commercial paper and United States Government Agency bonds ("trading securities"), these securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Gains or losses on trading securities, realized and unrealized, are included in interest and other income (expense) in the WI&A segment. Cash equivalents and short-term investments are placed only with high-credit quality financial institutions. At January 3, 2004 and December 28, 2002, approximately 18% and 26%, respectively, of the Company's cash, cash equivalents and short-term investments were on deposit with one financial institution.

Marketable Equity Securities: The Company carries its investments in marketable equity securities that are available-for-sale at fair value and includes them in other current assets. Unrealized holding gains and losses, net of the related tax effect, on such securities are included in accumulated other comprehensive income (loss), which is reflected in shareholders' equity.

Inventories: Domestic writing instrument inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. The remaining inventories are priced at the lower of first-in, first-out ("FIFO") cost or market.

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and Building Additions	39	years
Building and Land Improvements, and Furniture & Fixtures	8 to 10	years
Machinery & Equipment	5 to 8	years
Leasehold Improvements	4 to 7	years
Vehicles, Tooling and Desktop PCs	3 to 4	years

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

The Company also uses an interest rate swap to manage its exposure to changing interest rates that result from variable rate debt. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%.

Realized and unrealized gains and losses on contracts intended to hedge specific foreign currency transactions or commitments, if any, that qualify for hedge accounting are deferred and recorded as a component of accumulated other comprehensive income (loss) and accounted for as part of the transaction. Contracts are recorded at fair value on the balance sheet as a component of accrued expenses and other liabilities.

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $13.2 million, $12.7 million and $12.8 million for fiscal 2003, 2002 and 2001, respectively. Accrued marketing support expenses were approximately $2.6 million and $3.6 million at January 3, 2004 and December 28, 2002, respectively, and are included in accrued expenses and other liabilities.

Warranty Costs: The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument unit sales and the number of units that are eventually returned for warranty repair. Accrued warranty costs were reduced in fiscal 2002 by approximately $2.2 million. This adjustment was due to changes in the estimation, to reflect significantly lower cost trends, measured over a period of years. The change in estimate was recorded as a reduction of service and distribution costs. The current portions of accrued warranty costs were $488,000 and $635,000 at January 3, 2004 and December 28, 2002, respectively, and were recorded in accrued expenses and other liabilities. The long-term portion of accrued warranty costs was approximately $1.9 million at January 3, 2004 and December 28, 2002. The following table reflects the activity in aggregate accrued warranty costs:

YEAR ENDED
(THOUSANDS OF DOLLARS)	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001
Accrued Warranty Costs - Beginning of Year	$ 2,523	$ 4,686	$ 4,693
Warranty costs paid	(299)	(404)	(540)
Warranty costs accrued	471	669	955
Impact of changes in estimates and assumptions	(351)	(2,428)	(422)
Warranty liabilities assumed	80	-	-
Accrued Warranty Costs - End of Year	$ 2,424	$ 2,523	$ 4,686

Stock-Based Compensation: The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. The Company's stock plans are described in Note J, "Omnibus Incentive Plan." No employee stock-based compensation cost is reflected in net income related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise or purchase price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award. The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under SFAS No. 123.

YEAR ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001
Net income, as reported	$ 1,777	$ 4,915	$ 980
Deduct: Total stock-based employee compensation
expense as determined under the fair value based
method for all awards, net of related tax effects	(886)	(974)	(896)
Pro Forma Net Income	$ 891	$ 3,941	$ 84
Earnings per share:
Basic and diluted - as reported	$ 0.12	$ 0.31	$ 0.06
Basic and diluted - pro forma	$ 0.06	$ 0.25	$ 0.01

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and restricted stock based on the treasury method.

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

Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," Accordingly, goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The required transitional impairment test was completed in the first quarter of 2002 and the required annual impairment tests for all segments were performed on November 25, 2002 and December 1, 2003. The Company concluded that goodwill was not impaired.

New Accounting Pronouncements: In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of FASB Statements No's. 87, 88, and 106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans required by paragraphs 5(d), 5(e), 5(g) and 5(k) of this Statement is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments required by paragraph 5(f) of this Statement is effective for fiscal years ending after June 15, 2004. The Company has adopted the additional disclosure requirements for financial statements with fiscal years ending after December 15, 2003.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $8.5 million and $9.5 million at January 3, 2004 and December 28, 2002, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $8.7 million and $8.9 million higher than reported at January 3, 2004 and December 28, 2002, respectively. During fiscal 2003, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation did not have a material impact on net income. The Company believes the LIFO method of inventory valuation ordinarily results in a more appropriate matching of its revenues to their related costs, since current costs are included in cost of goods sold, and distortions in reported income, due to the effect of changing prices, are reduced.

NOTE C - ACQUISITION OF COSTA DEL MAR SUNGLASSES, INC.

On April 22, 2003, the Company completed the acquisition of all of the outstanding shares of Costa Del Mar, a designer, manufacturer and wholesaler of high-quality, high-performance polarized sunglasses. The acquisition of Costa Del Mar is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. Costa Del Mar was a privately held company founded in Florida in 1983. The excess of the purchase price over the fair value of the net assets acquired approximated $3.5 million, which will not be deductible for income tax purposes. The acquired intangible, the Costa Del Mar trade name, is deemed to have an indefinite life and will not be amortized. The results of operations of Costa Del Mar since April 21, 2003 are included in the consolidated statements of income of the Company. Costa Del Mar will be reported in the optical segment of the Company. The following is the allocation of the purchase price of Costa Del Mar:
(THOUSANDS OF DOLLARS)	Cash Purchase Price		$ 10,000
	Less: Assets Acquired:	Cash and cash equivalents	430
		Accounts receivable, net	1,778
		Inventories, net	1,847
		Property, plant and equipment, net	461
		Intangible asset	3,400
		Other	951
			1,133

Plus: Liabilities Assumed	Accounts payable and accrued expenses	782
	Accrued payroll and related benefits	277
	Current portion of long-term debt	1,047
	Other	225
Unallocated Purchase Price (Goodwill)		$ 3,464

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Costa Del Mar assuming that the acquisition had taken place on December 31, 2000. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Costa Del Mar.
YEAR ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001
Net Sales	$ 129,149	$ 128,769	$ 132,938
Net Income	$ 1,861	$ 5,662	$ 1,602
Basic Earnings per Share	$ 0.12	$ 0.36	$ 0.10
Diluted Earnings per Share	$ 0.12	$ 0.35	$ 0.10

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

At January 3, 2004 and December 28, 2002, the carrying values of goodwill were approximately $7.4 million and $3.9 million, respectively. A reconciliation of reported net income and basic and diluted earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001

Reported net income	$ 1,777	$ 4,915	$ 980
Add goodwill amortization	-	-	225
Adjusted Net Income	$ 1,777	$ 4,915	$ 1,205

Reported basic and diluted earnings per share	$ 0.12	$ 0.31	$ 0.06
Add goodwill amortization per share	-	-	0.01
Adjusted Basic and Diluted Earnings Per Share	$ 0.12	$ 0.31	$ 0.07

Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	JANUARY 3, 2004			DECEMBER 28, 2002
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 7,313	$ 6,263	$ 1,050	$ 6,842	$ 5,875	$ 967
Patents	2,389	1,864	525	2,139	1,658	481
	9,702	8,127	1,575	8,981	7,533	1,448
Not Amortized:
Trade name	3,400	-	3,400	-	-	-
Total Other Intangibles	$ 13,102	$ 8,127	$ 4,975	$ 8,981	$ 7,533	$ 1,448

The Company amortizes patents and trademarks over an average five-year life. Amortization expense was approximately $594,000, $537,000 and $516,000 for fiscal years 2003, 2002 and 2001, respectively. The estimated future amortization expense for other intangibles remaining as of January 3, 2004 is as follows:
(THOUSANDS OF DOLLARS)	2004	2005	2006	2007

	$ 552	$ 481	$ 398	$ 144

NOTE E - RESTRUCTURING CHARGES AND LOSS ON IMPAIRMENT OF ASSETS

On July 24, 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development.

Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions will be eliminated by early 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million that will be incurred over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.5 million will be for severance and related expenses and approximately $1 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. Approximately $2.4 million, of which $2 million was for severance and related expenses and $400,000 for professional fees and other, was recognized in 2003. Of the $2.4 million incurred, $1.6 million was paid in 2003. The following is a tabular presentation of the restructuring liabilities related to the initial phase of this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 28, 2002	$ -	$ -	$ -
Restructuring charges incurred	1,997	444	2,441
Cash payments	(1,221)	(339)	(1,560)
Foreign exchange effects	32	-	32
Balances at January 3, 2004	$ 808	$ 105	$ 913

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As a result, the Company recorded pre-tax restructuring expenses of approximately $19.9 million in fiscal 2000 in the WI&A segment. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. In fiscal 2001, the Company increased the estimated cost of restructuring by approximately $23,000. There was no change to the total estimated cost in 2002 and 2003. The following is a tabular presentation of the restructuring liabilities:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	CONTRACTUAL OBLIGATIONS	TOTAL
Balances at December 30, 2000	$ 5, 854	$ 1,524	$ 1,219	$ 8,597
Restructuring charges and foreign exchange effects	(570)	169	(110)	(511)
Cash payments	(4,337)	(1,576)	-	(5,913)
Balances at December 29, 2001	947	117	1,109	2,173
Restructuring charges and foreign exchange effects	17	9	200	226
Cash payments	(893)	(126)	-	(1,019)
Balances at December 28, 2002	71	-	1,309	1,380
Foreign exchange effects	14	-	162	176
Cash payments	(3)	-	(1,471)	(1,474)
Balances at January 3, 2004	$ 82	$ -	$ -	$ 82

The total cash portion of this restructuring plan is expected to be approximately $15.5 million. The remaining obligation for restructuring is expected to be paid in 2004.

Due to the low consumer demand for most of its PCG product line in 2001, the Company determined that the carrying amounts of certain related long-lived assets and intangibles exceeded their fair market value. As these assets were specialized in nature and had no future value to the Company, they were written down to a zero value in the fourth quarter of fiscal 2001. The asset impairment approximated $862,000 and is recorded in restructuring charges and loss on impairment of assets in the PCG segment. In addition, in the fourth quarter of fiscal 2001, an approximate $1.2 million inventory write-down for slow moving inventory was charged to cost of goods sold and included in the PCG segment.

NOTE F - LINE OF CREDIT

At January 3, 2004, the Company maintained a $25 million unsecured line of credit with a bank. During 2003 the Company renegotiated the loan agreement with the bank. The renegotiated agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of approximately $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of LIBOR. LIBOR was 1.19% at January 3, 2004. This agreement is cancelable at any time by the Company or the bank. During the second quarter of 2003, the Company borrowed approximately $10 million on this line of credit to finance the acquisition of Costa Del Mar. On May 23, 2003, $9 million of this amount was converted into a five-year term note. The outstanding balance of the line of credit at January 3, 2004 was approximately $3.2 million. The unused and available portion of the Company's $25 million unsecured line of credit was $21.8 million at January 3, 2004.

NOTE G - LONG-TERM OBLIGATION

On May 23, 2003, the Company borrowed $9 million under a five-year term note incurring interest at a rate of LIBOR plus 75 basis points. LIBOR was 1.19% at January 3, 2004. The note is payable in monthly installments of approximately $113,000. On January 3, 2004, approximately $8.2 million of the $9 million debt was outstanding of which $6.9 million was classified as long-term debt, less current maturities, and $1.3 million was classified as current maturities of long-term debt. Maturities of this long-term debt obligation are as follows:
(THOUSANDS OF DOLLARS)	2004	2005	2006	2007	2008

	$ 1,350	$ 1,350	$ 1,350	$ 1,350	$ 2,813

NOTE H - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at January 3, 2004 and December 28, 2002, along with maturity dates and any unrealized loss. The net unrealized loss is recorded in SG&A in the consolidated statements of income, since the Company did not apply hedge accounting to these contracts.

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S.$ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS LOSS
JANUARY 3, 2004
Euro	$ 13,847	2004	$ (7)
Total	$ 13,847		$ (7)
DECEMBER 28, 2002
Euro	$ 11,430	2003	$ (52)
Canadian Dollars	828	2003	-
Total	$ 12,258		$ (52)

Foreign currency exchange losses that are included in SG&A expenses approximated $307,000, $590,000 and $180,000 in fiscal 2003, 2002 and 2001, respectively.

During the second quarter of 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to January 3, 2004, the effect of the mark-to-market valuation, net of tax, was an unrealized loss of approximately $60,000.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, was $(7,000) and $(52,000) at January 3, 2004 and December 28, 2002, respectively, and are reported in accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $(60,000) at January 3, 2004, and was reported in accrued expenses and other liabilities.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan and a defined contribution retirement plan (consisting of a savings plan and a non-contributory profit sharing plan), which cover substantially all domestic employees. The Company's matching contributions to the savings plan are made all in cash and were approximately $557,000, $607,000 and $605,000 in fiscal 2003, 2002 and 2001, respectively. There were no profit sharing plan contributions during this three-year period. The Company maintains an unfunded excess defined benefit plan for certain key executives as well as a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. In fiscal 2004, the Company expects to terminate the defined benefit plan that served the majority of the employees of the former Irish manufacturing facility by purchasing annuities to cover the benefit obligations of plan members. The funded status of the plan is expected to cover the costs of this wind up. The Company does not provide its employees with any postretirement benefits other than those described above.

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

The following table sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2003	2002	2001

Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 41,108	$ 36,984	$ 34,046
Service cost	1,428	1,290	1,242
Interest cost	2,671	2,419	2,292
Curtailment gain	(946)	-	(447)
Actuarial loss	1,765	2,697	1,100
Benefits paid	(1,432)	(2,214)	(1,175)
Administrative expenses paid	(58)	(68)	(74)
Benefit Obligation at End of Year	$ 44,536	$ 41,108	$ 36,984

Change in Plan Assets
Fair value of plan assets at end of prior year	$ 29,154	$ 35,217	$ 39,671
Actual return on plan assets	3,620	(4,058)	(3,518)
Employer contributions	717	277	313
Benefits paid	(1,432)	(2,214)	(1,175)
Administrative expenses paid	(58)	(68)	(74)
Fair Value of Plan Assets at End of Year	$ 32,001	$ 29,154	$ 35,217

Funded Status
Deficiency of plan assets over projected benefit obligation	$(12,535)	$(11,954)	$ (1,767)
Unrecognized net transition obligation	70	65	59
Unrecognized prior service cost	232	211	242
Unrecognized net actuarial loss (gain)	5,506	5,421	(4,995)
Accrued Pension Cost (Included in Contributions
Payable to Employee Benefit Plans)	$ (6,727)	$ (6,257)	$ (6,461)

Amounts Recognized in the Statement of Position Consist of
Prepaid benefit cost	$ 1,104	$ 785	$ 779
Accrued benefit cost	(7,831)	(7,042)	(7,240)
Net Recognized Amount	$ (6,727)	$ (6,257)	$ (6,461)

Accumulated Benefit Obligation	$ 31,070	$ 35,303	$ 29,876

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$ 44,536	$ 41,108	$ 36,984
Accumulated Benefit Obligation	$ 31,070	$ 35,303	$ 29,876
Fair Value of Plan Assets	$ 32,001	$ 29,154	$ 35,217

Components of Net Periodic Benefit Cost (Income)
Service cost	$ 1,428	$ 1,285	$ 1,244
Interest cost	2,616	2,382	2,297
Expected return on plan assets	(2,738)	(2,913)	(3,108)
Amortization of transition asset	6	6	18
Amortization of prior service cost	57	39	41
Recognized net actuarial gain	(1)	(274)	(597)
Effect of curtailment	(1)	(54)	1
Net Periodic Benefit Cost (Income)	$ 1,367	$ 471	$ (104)

	2003	2002	2001
Assumptions:

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.25%	6.50%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.50%	7.00%	7.50%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	3.50%	3.50%	3.50%

In establishing the long-term rate of return on assets assumption of 8.5%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns for those asset categories. That weighted-average return approximates 8.5%. The Company monitors investment results of its pension plan managers against the Standard & Poor's 500 Index for the equity portion of the portfolio and the Lehman Brothers Aggregate Bond Index for fixed income investments. Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 8.5% assumption.
Plan Asset Information:	TARGET ALLOCATION FYE 2004	ALLOCATION PERCENTAGE FYE 2003	ALLOCATION PERCENTAGE FYE 2002
Asset Category
Equity securities	50% - 80%	66.68%	55.48%
Debt securities	20% - 50%	30.13%	32.25%
Real estate	0%	0%	0%
Other	0%	3.19%	12.27%
	100%	100%	100%

The investment objective of the Plan is to exceed the actuarial long-term rate of return on assets assumption of 8.5%. To that end, it is Plan practice to invest the assets in accordance with the minimum and maximum ranges established for each asset category. These targeted asset allocation ranges have been established in accordance with the overall risk and return objectives of the portfolio. The Plan employs other risk management practices that stress diversification and liquidity. For equity investments, no more than 5% of the equity portfolio can be invested in one issuer and typically no more than 20% of equity assets can be invested in one industry. Shares must be listed on major stock exchanges to assure liquidity. Debt securities are similarly governed by risk management rules. No more than 5% of the total portfolio may be invested in one issuer (except the United States government), and no one issuer can exceed 5% of the outstanding shares of that issuer. There are also quality ratings associated with debt securities that the Plan managers must adhere to. Certain assets or transactions are prohibited in the management of Plan assets, such as commodities, real estate (except mutual funds or REITS), venture capital, private placements, purchasing securities on margin and short selling.

The Company expects to contribute $1,012,700 to its pension plan and $146,200 to its excess benefit plan in 2004.

NOTE J - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At January 3, 2004, there were 50,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $126,130, $49,365 and $62,515 for fiscal 2003, 2002 and 2001, respectively. At January 3, 2004, there were 2,787,951 shares reserved and 541,587 shares available to be issued under the OI Plan.

Stock option activity during the three years ended January 3, 2004 was as follows:
Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED

Outstanding at December 30, 2000	2,115,705	$ 7.81	3,019,801
Exercised	(64,300)	$ 5.94	(64,300)
Granted	372,300	$ 7.43	-
Canceled	(154,838)	$ 13.27	(55,000)
Outstanding at December 29, 2001	2,268,867	$ 7.43	2,900,501
Exercised	(34,700)	$ 5.30	(34,700)
Granted	469,500	$ 7.05	-
Canceled	(214,805)	$ 12.02	(10,000)
Outstanding at December 28, 2002	2,488,862	$ 6.99	2,855,801
Restricted Stock Grants	-	-	(50,000)
Exercised	(12,600)	$ 5.09	(12,600)
Granted	64,500	$ 6.11	-
Canceled	(294,398)	$ 10.73	(5,250)
Outstanding at January 3, 2004	2,246,364	$ 6.48	2,787,951

The following table contains summary information about the stock options outstanding at January 3, 2004:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$ 4.34 - $ 4.34	26,985	5.74	$ 4.34	26,985	$ 4.34
$ 4.56 - $ 4.56	500,000	5.87	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.06	79,600	6.09	$ 4.79	67,100	$ 4.80
$ 5.09 - $ 5.09	300,600	6.56	$ 5.09	300,600	$ 5.09
$ 5.26 - $ 6.06	243,235	6.25	$ 5.85	211,235	$ 5.82
$ 6.16 - $ 6.94	86,700	8.12	$ 6.30	54,200	$ 6.36
$ 7.11 - $ 7.11	402,538	8.56	$ 7.11	140,761	$ 7.11
$ 7.63 - $ 7.63	306,371	7.56	$ 7.63	210,820	$ 7.63
$ 9.69 - $ 9.97	265,900	3.86	$ 9.88	265,900	$ 9.88
$ 10.00 - $ 16.75	34,435	2.20	$ 13.36	34,435	$ 13.36
$ 4.34 - $16.75	2,246,364	6.51	$ 6.48	1,812,036	$ 6.36

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares are available under the ESP Plan, and the aggregate number of shares reserved and available for purchase under the ESP Plan were 100,946, 106,314 and 110,939 at January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

The fair value of each stock option granted in fiscal 2003, 2002 and 2001 under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options granted for each of the following fiscal years:
	WEIGHTED AVERAGE RISK-FREE RATE	AVERAGE EXPECTED LIFE	VOLATILITY	DIVIDEND YIELD

2003	1.15%	5.0 years	38.34%	0.0%
2002	1.70%	5.0 years	43.61%	0.0%
2001	3.50%	5.0 years	44.06%	0.0%

The weighted average fair values per share of stock options granted during fiscal 2003, 2002 and 2001 were $2.14, $2.82 and $3.21, respectively. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

NOTE K - INCOME TAXES FROM CONTINUING OPERATIONS

The provision for income taxes from continuing operations consists of the following:
	2003	2002	2001
Currently Payable (Receivable):
Federal	$ 103,301	$ 789,063	$ 341,502
State	64,045	21,398	11,250
Foreign	(24,746)	36,691	458,968
	142,600	847,152	811,720
Deferred:
Federal	297,930	744,132	1,058,060
State	-	-	-
Foreign	-	180,146	(254,056)
	297,930	924,278	804,004
Total	$ 440,530	$ 1,771,430	$ 1,615,724

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from continuing operations is as follows:
	2003	2002	2001
Statutory Federal income tax provision	$ 753,966	$ 2,340,304	$ 888,150
State income tax expense, less Federal tax benefit	42,270	13,909	7,313
Foreign operations	(413,994)	354,948	1,232,758
Adjust deferred tax assets to realizable value	3,309	(816,457)	331,187
Foreign tax credit	(13,365)	(125,436)	(829,482)
Accrual adjustment	215,705	-	-
Benefit of export sales	(212,318)	(173,596)	(280,479)
Miscellaneous	64,957	177,758	266,277
Provision for Income Taxes	$ 440,530	$ 1,771,430	$ 1,615,724

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2004 and December 28, 2002 are presented below:
	2003	2002
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes and
inventory reserves not deductible for tax purposes	$ 2,626,954	$ 2,333,061
Excess benefit plan	940,249	942,542
Accrued pension costs	1,943,553	1,852,479
Other	275,664	473,865
	5,786,420	5,601,947
Less valuation allowance	(949,699)	(962,398)
Current Deferred Tax Assets	4,836,721	4,639,549
Liabilities:
Current Deferred Tax Liabilities	366,098	295,018
Net Current Deferred Tax Asset	$ 4,470,623	$ 4,344,531

Long-Term Deferred Tax Assets and Liabilities:
Assets:
Intangible assets	1,577,986	1,408,261
Accrued warranty costs	989,244	1,032,738
Alternative minimum tax credit carryforward	656,509	579,339
Net operating loss carryforward	3,717,166	4,115,236
Other	258,949	144,765
	7,199,854	7,280,339
Less valuation allowance	(3,386,532)	(3,772,390)
Long-Term Deferred Tax Assets	3,813,322	3,507,949
Liabilities:
Property, plant and equipment, principally due to
differences in depreciation	565,909	509,763
Undistributed foreign earnings not indefinitely
reinvested	545,046	545,046
Long-Term Deferred Tax Liabilities	1,110,955	1,054,809
Net Long-Term Deferred Tax Asset	$ 2,702,367	$ 2,453,140

Net Deferred Tax Asset	$ 7,172,990	$ 6,797,671

At January 3, 2004 and December 28, 2002, undistributed earnings of foreign subsidiaries amounted to approximately $40.4 million and $40.1 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are lent to the Company or a United States affiliate or if the Company should sell its stock in the subsidiaries. At January 1, 2000, the Company determined that approximately $15 million in undistributed earnings were no longer considered to be invested indefinitely. Accordingly, the Company provided tax on the earnings to be repatriated and increased deferred tax liabilities by approximately $5.3 million, which represents the estimated tax associated with such undistributed earnings. At January 3, 2004, approximately $13 million of those earnings had been repatriated to the Company. The amount of additional taxes that might be payable on the undistributed foreign earnings of $40.4 million approximates $10.7 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

At January 3, 2004, the Company had state net operating loss carryforwards of approximately $37.2 million, which begin to expire in 2004. The Company also had Federal alternative minimum tax credit carryforwards of $656,509, which carry forward to future taxable years with no expiration. Net operating loss carryforwards for certain foreign subsidiaries were approximately $7.1 million for tax purposes. A portion of these losses will expire in 2004. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The decrease of $398,557 in the valuation allowance in fiscal 2003 primarily related to changes in the foreign net operating losses.

Income taxes (refunded) paid, net, in fiscal 2003, 2002 and 2001 were approximately $(20,000), $1.5 million and $915,000, respectively.

NOTE L - OTHER COMPREHENSIVE INCOME (LOSS) ITEMS
(THOUSANDS OF DOLLARS)	FOREIGN CURRENCY ITEMS	UNREALIZED LOSS ON INTEREST RATE SWAP	MINIMUM PENSION LIABILITY ADJUSTMENT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balances at December 28, 2002	$(1,055)	$ -	$ (3)	$(1,058)
Current period change	799	(60)	(9)	730
Balances at January 3, 2004	$ (256)	$(60)	$(12)	$ (328)

NOTE M - SEGMENT INFORMATION

The following table sets forth segment information for the Company for the three fiscal years ended January 3, 2004:
(THOUSANDS OF DOLLARS)	WRITING INSTRUMENTS & ACCESSORIES	OPTICAL	PEN-BASED COMPUTING PRODUCTS	TOTAL
2003:
Revenues from external customers	$ 116,497	$ 8,770	$ -	$ 125,267
Depreciation and amortization	7,494	110	-	7,604
Segment profit	1,648	570	-	2,218
Restructuring charges	2,441	-	-	2,441
Segment assets	106,969	11,177	-	118,146
Goodwill	3,944	3,464	-	7,408
Expenditures for long-lived assets	4,701	6,994	-	11,695
2002:
Revenues from external customers	$ 117,328	$ -	$ -	$ 117,328
Depreciation and amortization	7,953	-	-	7,953
Segment profit	6,687	-	-	6,687
Restructuring charges	-	-	-	-
Segment assets	105,573	-	-	105,573
Goodwill	3,944	-	-	3,944
Expenditures for long-lived assets	6,592	-	-	6,592
2001:
Revenues from external customers	$ 121,032	$ -	$ 2,484	$ 123,516
Depreciation and amortization	7,178	-	191	7,369
Segment profit (loss)	12,592	-	(10,054)	2,538
Restructuring charges	(5)	-	862	857
Segment assets	110,931	-	419	111,350
Goodwill	3,944	-	-	3,944
Expenditures for long-lived assets	6,365	-	-	6,365

Geographic Information
(THOUSANDS OF DOLLARS)	2003	2002	2001
NET SALES:
United States	$ 64,386	$ 57,812	$ 60,522
Europe, Middle East and Africa	34,396	33,486	34,512
Asia Pacific	16,746	16,417	18,572
International Americas	9,739	9,613	9,910
Total Consolidated Net Sales	$ 125,267	$ 117,328	$ 123,516
Revenues are attributed to countries based on the location of customers.
LONG-LIVED ASSETS:
United States	$ 36,585	$ 31,797	$ 33,570
Foreign countries	1,723	1,751	1,149
Total Consolidated Long-Lived Assets	$ 38,308	$ 33,548	$ 34,719

NOTE N - COMMON STOCK

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

NOTE O - DISCONTINUED OPERATIONS

Timepieces: In 1999, the Company discontinued operations of its timepiece segment when it entered into a license agreement with a third party for the worldwide distribution of the Cross brand of timepieces. The Company terminated this license agreement in the third quarter of fiscal 2000.

The Company recorded after-tax income of approximately $58,000 in fiscal 2001 related to this discontinued segment.

NOTE P - CONTINGENCIES

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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under CERCLA for contribution for past and future costs incurred at the site. Past and future costs (excluding the required remedy) are estimated at $5 million to $7 million. No discovery has been taken to date. At January 3, 2004, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill site, as the potential liability is not estimable.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE Q - SHORT-TERM INVESTMENTS

At January 3, 2004 and December 28, 2002, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net gains and losses on trading securities at January 3, 2004 and December 28, 2002.
YEAR ENDED
(THOUSANDS OF DOLLARS)	JANUARY 3, 2004	DECEMBER 28, 2002
Net gains and (losses) recognized on trading securities	$(48)	$ 90
Less net gains and (losses) recognized on trading securities sold	(40)	(7)
Unrealized net gains and (losses) on trading securities still held at reporting date	$ (8)	$ 97

NOTE R - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

NeoMedia Technologies, Inc. ("NeoMedia"): At December 30, 2000, the Company owned 250,897shares of NeoMedia common stock with a market value of approximately $753,000. In 2001, unfavorable market conditions for such technology stocks led the Company to determine that its investment in NeoMedia had experienced an other than temporary decline in value. As such, in the second and fourth quarters of 2001, the Company recorded pre-tax losses of approximately $914,000 and $419,000, respectively. In the third quarter of 2001, the Company sold 18,100 shares for approximately $22,000 and recorded a loss on the sale of approximately $13,000. In 2002, the Company recorded pre-tax losses of approximately $35,000 on its remaining 232,797 shares of NeoMedia common stock. Losses on the Company's investment in NeoMedia are recorded in interest and other income (expense). At January 3, 2004 and December 28, 2002, the Company had 232,797 shares of NeoMedia common stock with a market value of approximately zero and a carrying value of zero.

DigitalConvergence.:Com Inc. ("DCCI"): In 2000, the Company invested $5 million in DCCI, a privately held internet technology company that was planning an initial public offering ("IPO"). On March 21, 2001, DCCI withdrew the S-1 Registration Statement previously filed with the SEC. Due to the uncertainty surrounding DCCI's ability to secure sufficient additional funding or to complete an IPO, the Company determined that its investment experienced a decline in value that was other than temporary. As such, in the second quarter of 2001, the Company recorded a loss provision equal to its initial investment. The loss is recorded in interest and other income (expense) and included in the PCG segment. The carrying value of this investment was zero at January 3, 2004 and December 28, 2002.

NOTE S - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended January 3, 2004 and December 28, 2002:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2003:	MARCH 29	JUNE 28	OCTOBER 4		JANUARY 3
Net sales	$ 26,016	$ 29,239	$ 31,283		$ 38,729

Gross profit	13,356	15,094	15,863		21,643

Net Income (Loss)	$ 151	$ 463	$ (973)		$ 2,136

Basic and Diluted Earnings (Loss) Per Share	$ 0.01	$ 0.03	$(0.06)		$ 0.14

Weighted Average Shares Outstanding:
Denominator for Basic Earnings (Loss) Per Share	15,301	15,085	15,042		14,961
Effect of Dilutive Securities:
Common stock equivalents	45	68	-	(A)	221
Denominator for Diluted Earnings (Loss) Per Share	15,346	15,153	15,042		15,182

(A) No incremental shares related to options or restricted stock granted are included, due to the loss from continuing operations in the quarter.

2002:	MARCH 30	JUNE 29		SEPTEMBER 28	DECEMBER 28
Net sales	$ 27,480	$ 27,491		$ 29,075	$ 33,282

Gross profit	14,326	14,298		15,162	18,118

Net Income (Loss)	$ 604	$ (325)		$ 1,272	$ 3,364	(B)

Basic and Diluted Earnings (Loss) Per Share	$ 0.04	$(0.02)		$ 0.08	$ 0.21

Weighted Average Shares Outstanding:
Denominator for Basic Earnings (Loss) Per Share	16,229	16,028		15,765	15,559
Effect of Dilutive Securities:
Common stock equivalents	210	-	(A)	231	141
Denominator for Diluted Earnings (Loss) Per Share	16,439	16,028		15,996	15,700

(A) No incremental shares related to options or restricted stock granted are included, due to the loss from continuing operations in the quarter.

(B) Includes $2.2 million pre-tax reduction to S&D costs related to accrued warranty costs and $179,000 pre-tax reduction of environmental remediation reserve.

NOTE T - SUBSEQUENT EVENT

In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed value used to determine taxes on the Company's properties for the years 1994 through 2003. The settlement included a $682,000 refund and $401,000 of interest. The Company will receive credits of $583,000 in real estate taxes payable and a $500,000 cash payment to be made no later than July 1, 2004. The entire amount is expected to be realized in 2004.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
Item 9A.	CONTROLS AND PROCEDURES

A	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

B	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of our last fiscal year, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2004 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Form 10-K Annual Report.

We have a code of ethics and business conduct that applies to all of our employees, including our chief executive officer and senior financial and accounting officers. The text of our code of ethics and business conduct is posted in the Investor Relations section of our web site, www.cross.com. Disclosure regarding any amendments to, or waivers from, provisions of our code of ethics and business conduct that apply to our chief executive officer and senior financial and accounting officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless web site posting of such amendments or waivers is permitted by the rules of the American Stock Exchange, Inc.
Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2004 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2004 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of January 3, 2004:
	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	2,246,364	$ 6.48	642,533
Equity compensation plans
not approved by security holders	-	-	-
Total	2,246,364	$6.48	642,533

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the 2004 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2004 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A	(1) and (2)	The following consolidated financial statements of A.T. Cross Company and subsidiaries are incorporated by reference to Item 8 of this Form 10-K Annual Report:

Independent Auditors' Report
Consolidated Balance Sheets - January 3, 2004 and December 28, 2002
Consolidated Statements of Income - Three Years in the Period Ended January 3, 2004
Consolidated Statements of Comprehensive Income - Three Years in the Period Ended January 3, 2004
Consolidated Statements of Changes in Shareholders' Equity - Three Years in the Period Ended January 3, 2004
Consolidated Statements of Cash Flows - Three Years in the Period Ended January 3, 2004
Notes to Consolidated Financial Statements

(3) Listing of Exhibits
	EXHIBIT NUMBER	DESCRIPTION
	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)
	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)
	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)
	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)
	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to Exhibit (10.6)
to the registrant's report on Form 10-K for the year ended December 31, 1994) *
	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended December 31, 1997) *
	(10.3)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended December 31, 1998) *
	(10.4)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended December 28, 2002) *
	(10.5)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended December 28, 2002) *
	(10.6)	A.T. Cross Company Incentive Compensation Plan - 2004 *
	(10.7)	A.T. Cross Company Executive Compensation Program Long Term Incentive Performance Cash Plan January
2004 *
	(11)	Statement Re: Computation of Per Share Earnings - (incorporated by reference to the "Consolidated
Statements of Income" financial statement in Item 8 of this Form 10-K Annual Report)
	(21)	A.T. Cross Company Subsidiaries, Branches and Divisions
	(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, compensatory plan or arrangement

B	Reports on Form 8-K:

On October 22, 2003, the Company furnished a Form 8-K Current Report disclosing under Item 12. Results of Operations and Financial Condition a press release that was issued on the same date announcing the Company's financial results for the third quarter of 2003.

C	Exhibits - See Item A (3) above

D	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
A.T. CROSS COMPANY
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Dated: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 9, 2004

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 9, 2004

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 9, 2004

/s/JOHN T. RUGGIERI (John T. Ruggieri)	Senior Vice President (Chief Financial Officer)	March 9, 2004

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 9, 2004

__________________	Director
(John E. Buckley)

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 9, 2004

/s/ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 9, 2004

/s/TERRENCE MURRAY (Terrence Murray)	Director	March 9, 2004

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 9, 2004

/s/GALAL P. DOSS (Galal P. Doss)	Director	March 9, 2004

Form 10-K Item 15D

A. T. Cross Company and Subsidiaries

Financial Statement Schedule

The following consolidated financial statement schedule of A.T. Cross Company and subsidiaries is in Item 15D:

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
Item 15D.	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS A. T. CROSS COMPANY AND SUBSIDIARIES

COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS DESCRIBE		BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts:

Year Ended January 3, 2004	$1,032,000	$636,079	$40,000	$474,079	(A)	$1,234,000

Year Ended December 28, 2002	$ 1,555,000	$ (149,749)	$ -	$ 373,251	(A)	$ 1,032,000

Year Ended December 29, 2001	$ 1,518,000	$ 734,055	$ -	$ 697,055	(A)	$ 1,555,000

(A) Uncollectible accounts written off.