Form 10-Q
period 2004-04-03
CROSS A T CO
filed 2004-05-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2004 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 3, 2004:
Class A common stock - Class B common stock -	13,240,669 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	APRIL 3, 2004	JANUARY 3, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,512	$ 8,295
Short-term investments	7,084	7,927
Accounts receivable, net	24,535	32,143
Inventories
Finished goods	9,465	8,647
Work in process	5,039	4,182
Raw materials	3,988	3,235
	18,492	16,064
Deferred income taxes	4,473	4,471
Other current assets	8,281	7,812
Total Current Assets	71,377	76,712

Property, Plant and Equipment	126,130	125,305
Less allowances for depreciation	100,943	99,380
Net Property, Plant and Equipment	25,187	25,925
Goodwill	7,408	7,408
Intangibles, Net	4,861	4,975
Deferred Income Taxes	2,707	2,702
Other Assets	420	424
Total Assets	$ 111,960	$ 118,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 2,000	$ 3,155
Current maturities of long-term debt	1,350	1,350
Accounts payable, accrued expenses and other liabilities	16,052	20,859
Accrued compensation and related taxes	2,845	2,783
Contributions payable to employee benefit plans	7,080	6,791
Restructuring liabilities	1,226	995
Total Current Liabilities	30,553	35,933

Long-Term Debt, Less Current Maturities	6,525	6,862
Accrued Warranty Costs	1,943	1,936
Commitments and Contingencies (Note O)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,101,217 shares issued and
13,240,669 shares outstanding at April 3, 2004, and 16,077,177
shares issued and 13,216,629 shares outstanding at January 3, 2004	16,101	16,077
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at April 3, 2004 and January 3, 2004	1,805	1,805
Additional paid-in capital	16,082	15,975
Unearned stock-based compensation	(130)	(155)
Retained earnings	62,843	63,547
Accumulated other comprehensive loss	(256)	(328)
	96,445	96,921
Treasury stock, at cost	(23,506)	(23,506)
Total Shareholders' Equity	72,939	73,415
Total Liabilities and Shareholders' Equity	$ 111,960	$ 118,146

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 3, 2004	MARCH 29, 2003

Net sales	$ 29,272	$ 26,226
Cost of goods sold	13,365	13,084
Gross Profit	15,907	13,142

Selling, general and administrative expenses	14,801	11,862
Service and distribution costs	956	583
Research and development expenses	508	548
Restructuring charges	1,140	-
Operating (Loss) Income	(1,498)	149

Interest and other income	415	83

(Loss) Income from Operations Before Income Taxes	(1,083)	232

Income tax (benefit) expense	(379)	81

Net (Loss) Income	$ (704)	$ 151

Basic and Diluted (Loss) Earnings Per Share:
Net (Loss) Income Per Share	$(0.05)	$ 0.01

Weighted Average Shares Outstanding:
Denominator for Basic (Loss) Earnings Per Share	14,977	15,301
Effect of dilutive securities	- ( A )	45
Denominator for Diluted (Loss) Earnings Per Share	15,194	15,346

(A) No incremental shares related to options or restricted stock granted are included due to the net loss.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 3, 2004	MARCH 29, 2003

Net (Loss) Income	$ (704)	$ 151
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized loss on interest rate swap	(26)	-
Foreign currency translation adjustments	98	32
Comprehensive (Loss) Income	$ (632)	$ 183

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 3, 2004	MARCH 29, 2003

CASH PROVIDED BY (USED IN):

Operating Activities:
Net (Loss) Income	$ (704)	$ 151
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	2,155	2,063
Restructuring charges	1,140	-
Provision for bad debts	128	72
Deferred income taxes	(7)	(11)
Provision for accrued warranty costs	71	113
Unrealized (gains) losses on trading securities	(29)	10
Changes in operating assets and liabilities:
Accounts receivable	7,479	6,673
Inventories	(2,428)	(2,075)
Other assets - net	(543)	(212)
Accounts payable and other liabilities - net	(4,443)	(3,288)
Warranty costs paid	(64)	(114)
Restructuring charges paid	(911)	-
Foreign currency transaction loss	116	35

Net Cash Provided by Operating Activities	1,960	3,417

Investing Activities:
Purchase of short-term investments	(2,051)	(2,939)
Sale or maturity of short-term investments	2,923	4,851
Additions to property, plant and equipment	(1,224)	(849)
Net Cash (Used in) Provided by Investing Activities	(352)	1,063

Financing Activities:
Purchase of treasury stock	-	(1,367)
Repayment of bank borrowings	(1,493)	(1,000)
Proceeds from sale of Class A common stock	112	17
Net Cash Used in Financing Activities	(1,381)	(2,350)

Effect of exchange rate changes on cash and cash equivalents	(10)	42

Increase in Cash and Cash Equivalents	217	2,172

Cash and cash equivalents at beginning of period	8,295	9,145

Cash and Cash Equivalents at End of Period	$ 8,512	$ 11,317

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2004

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2004 are not necessarily indicative of the results that may be expected for the twelve months ending January 1, 2005. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

NOTE B - Acquisition of Costa Del Mar Sunglasses, Inc.
In April 2003, the Company acquired all of the outstanding shares of Costa Del Mar, a designer, manufacturer and wholesaler of high-quality, high-performance polarized sunglasses. The acquisition of Costa Del Mar is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. Costa Del Mar was a privately held company founded in Florida in 1983. The excess of the purchase price over the fair value of the net assets acquired approximated $3.5 million, which will not be deductible for income tax purposes. The acquired intangible, the Costa Del Mar trade name, was valued and recorded at $3.4 million and is deemed to have an indefinite life. Therefore it will not be amortized. The results of operations of Costa Del Mar since April 21, 2003 are included in the consolidated statements of operations of the Company. Costa Del Mar is reported in the optical segment of the Company.

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Costa Del Mar assuming that the acquisition had taken place on December 29, 2002. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Costa Del Mar.

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Net Sales	$ 29,272	$ 29,374
Net (Loss) Income	$ (704)	$ 283
Basic and Diluted (Loss) Earnings Per Share	$(0.05)	$ 0.02

NOTE C - Restructuring Charges
In July 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions will be eliminated between mid 2003 and mid 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million that will be incurred over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.5 million will be for severance and related expenses and approximately $1 million for professional fees and other, consisting primarily of legal and tax advisory fees and outplacement service charges. In 2003, approximately $2.4 million, of which $2 million was for severance and related expenses and $400,000 for professional fees and other, was recognized. Of the $2.4 million incurred in 2003, $1.6 million was paid in 2003. In the first quarter of 2004, an additional $1.1 million was charged to the restructuring accrual, of which $1.1 million was for severance and related expenses and $56,000 was for professional fees and other. Approximately $911,000 of restructuring costs were paid in the first quarter of 2004. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 3, 2004	$ 808	$ 105	$ 913
Restructuring charges incurred	1,084	56	1,140
Cash payments	(785)	(126)	(911)
Foreign exchange effects	4	-	4
Balances at April 3, 2004	$ 1,111	$ 35	$ 1,146

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. The remaining obligation for restructuring under this plan is expected to be paid in 2004. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	TOTAL
Balances at January 3, 2004	$ 82	$ 82
Foreign exchange effects	(2)	(2)
Balances at April 3, 2004	$ 80	$ 80

NOTE D - Segment Information
The Company has two reportable segments; writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three month periods ended April 3, 2004 and March 29, 2003:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Revenues from External Customers:
WI&A	$ 25,688	$ 26,226
Optical	3,584	-
Total	$ 29,272	$ 26,226
Depreciation and Amortization:
WI&A	$ 2,123	$ 2,063
Optical	32	-
Total	$ 2,155	$ 2,063
Segment (Loss) Profit:
WI&A	$ (1,300)	$ 232
Optical	217	-
Total	$ (1,083)	$ 232
Restructuring Charges:
WI&A	$ 1,140	$ -
Optical	-	-
Total	$ 1,140	$ -
Segment Assets:
WI&A	$ 99,901	$ 99,730
Optical	12,059	-
Total	$ 111,960	$ 99,730
Goodwill:
WI&A	$ 3,944	$ 3,944
Optical	3,464	-
Total	$ 7,408	$ 3,944

NOTE E - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs was $488,000 at April 3, 2004 and January 3, 2004, and was recorded in accrued expenses and other liabilities. The long-term portion of accrued warranty costs was approximately $1.9 million at April 3, 2004. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Balance at beginning of period	$ 2,424	$ 2,523
Warranty costs paid	(64)	(114)
Warranty costs accrued	71	113
Balance at end of period	$ 2,431	$ 2,522

NOTE F - Stock-Based Compensation
The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. No employee stock-based compensation cost is reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise or purchase price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award. The following table reflects pro forma net loss and loss per share had the Company elected to record expense for employee stock options under SFAS No. 123.

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Net (loss) income, as reported	$ (704)	$ 151
Deduct: Total stock-based employee compensation expense as determined
under the fair value based method for all awards, net of related tax effects	(120)	(186)
Pro Forma Net Loss	$ (824)	$ (35)

(Loss) Earnings per Share:
Basic and diluted - as reported	$(0.05)	$ 0.01
Basic and diluted - pro forma	$(0.06)	$ 0.00

NOTE G - Basic and Diluted Net Income (Loss) Per Share
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

NOTE H - Line of Credit
The Company maintains a $25 million unsecured line of credit with a bank. The agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate ("LIBOR"). This agreement is cancelable at any time by the Company or the bank. The outstanding balance of the line of credit at April 3, 2004 was $2 million. The unused and available portion of the Company's $25 million unsecured line of credit was $23 million at April 3, 2004.

NOTE I - Long-Term Obligation
In 2003, the Company borrowed $9 million under a five-year term note incurring interest at a rate of LIBOR plus 75 basis points. The note is payable in monthly installments of approximately $113,000. On April 3, 2004, approximately $7.9 million of the $9 million debt was outstanding of which $6.5 million was classified as long-term debt, less current maturities, and $1.4 million was classified as current maturities of long-term debt.

NOTE J - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to April 3, 2004, the effect of the mark-to-market valuation, net of tax, was an unrealized loss of approximately $87,000.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, was $(16,000) and $(7,000) at April 3, 2004 and January 3, 2004, respectively, and are reported in accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $(133,000) and $(93,000) at April 3, 2004 and January 3, 2004, respectively, and was reported in accrued expenses and other liabilities.

NOTE K - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Service cost	$ 314	$ 357
Interest cost	558	654
Expected return on plan assets	(584)	(685)
Amortization of prior service cost	10	14
Amortization of net loss	-	2
Net Periodic Benefit Cost	$ 298	$ 342

The Company expects to contribute approximately $1,160,000 to its pension plans in 2004, the majority of which will be paid in the third quarter.

NOTE L - Goodwill and Other Intangible Assets
The Company accounts for intangible assets, including goodwill, under SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill and other indefinite life intangible assets are accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years, patents, trademarks and trade names are evaluated for impairment using the methodology described in SFAS No. 142. At April 3, 2004 the carrying value of goodwill was approximately $7.4 million. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	APRIL 3, 2004			JANUARY 3, 2004
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,360	$ 6,379	$ 981	$ 7,313	$ 6,263	$ 1,050
Patents	2,422	1,942	480	2,389	1,864	525
	9,782	8,321	1,461	9,702	8,127	1,575
Not Amortized:
Trade name	3,400	-	3,400	3,400	-	3,400
Total Other Intangibles	$ 13,182	$ 8,321	$ 4,861	$ 13,102	$ 8,127	$ 4,975

NOTE M - Short-Term Investments
At April 3, 2004 and March 29, 2003, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net gains and losses on trading securities April 3, 2004 and March 29, 2003.

THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 3, 2004	MARCH 29, 2003
Net gains recognized on trading securities	$ 17	$ 77
Less net losses recognized on trading securities sold	(3)	(10)
Unrealized net gains on trading securities still held at reporting date	$ 20	$ 87

NOTE N - Stock Repurchase Plan
In October 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At April 3, 2004, the Company had repurchased 674,500 shares under this plan for approximately $3.7 million at an average price per share of $5.49. The Company did not repurchase any shares in the first quarter of 2004.

NOTE O - Contingencies
On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which is brought by a purchaser of the Company's Class A common stock, alleges that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's former Pen Computing Group ("PCG") business. The suit seeks class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The damages sought are unspecified.

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

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the Section 10(b) and 20(a) claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. The Company maintains that the claims are without merit and will continue to vigorously defend the litigation.

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these remediation proposals, and remediation activities began in 2001. Remediation activities are completed and groundwater monitoring is continuing to confirm the ongoing effectiveness of the treatment.

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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the site. Past and future costs (excluding the required remedy) are estimated at $5 million to $7 million. No discovery has been taken to date. At April 3, 2004, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill site, as the potential liability is not currently estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company has been a manufacturer and marketer of fine quality writing instruments for 157 years. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company also offers writing instrument accessories including refills and desk sets. On April 22, 2003, the Company established its optical segment with the acquisition of Costa Del Mar, a designer, manufacturer and marketer of high-quality polarized sunglasses.

In the first quarter of 2004 the Company reported a net loss of ($704,000), or 5 cents per share, compared to income of $151,000, or 1 cent per share, in the first quarter of 2003. This result is largely due to the higher level of selling and marketing support expenditures in the first quarter of 2004 as compared to the first quarter of 2003. There were two non-recurring events in the first quarter of 2004, a $741,000 net of tax restructuring charge and a $704,000 net of tax favorable property tax settlement with the Town of Lincoln Rhode Island.

Results of Operations First Quarter 2004 Compared to First Quarter 2003

Consolidated net sales were $29.3 million in the first quarter of 2004, an increase of 11.6% compared to the first quarter of 2003. Writing instrument and accessory ("WI&A") net sales of $25.7 million declined 2.1% compared to the prior year. Sales from the optical segment, established in April of 2003 with the acquisition of Costa Del Mar Sunglasses, Inc, were $3.6 million in the first quarter of 2004. The effect of foreign exchange was favorable to consolidated full year sales results by approximately $1.1 million, or 4.3 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 3, 2004	MARCH 29, 2003	CHANGE
Writing Instruments and Accessories:
Americas	$ 12,071	$ 13,020	(7.3)%
Europe, Middle East and Africa ("EMEA")	7,813	6,894	13.3%
Asia	5,222	4,683	11.5%
OEM	582	1,629	(64.3)%
Sub-total	25,688	26,226	(2.1)%
Optical	3,584	-	100.0%
Consolidated Net Sales	$ 29,272	$ 26,226	11.6%

Writing instruments and accessories revenue in the Americas region declined 7.3% to $12.1 million. This decline was largely due to a 13.1% decrease in the Company's U.S. business gift division, as two large extraordinary business gift orders in the first quarter of 2003 were not replaced. U.S. carriage trade sales declined 6.8%, primarily due to declines in accounts not served by our direct sales force. U.S. national accounts, the largest segment of the Americas, was flat to last year. Revenue from the international Americas, Canada and Latin America, declined 11%, primarily due to a change in distribution method in Canada from direct sales to a distributor in September of 2003.

The Europe, Middle East and Africa ("EMEA") region sales of $7.8 million increased 13.3% compared to last year's first quarter. Business gift sales increased 15.2% and retail sales increased 12.6%. Excluding the favorable impact of foreign exchange, EMEA revenue increased approximately 1.2% during the first quarter of 2004 compared to the first quarter of 2003.

Sales of $5.2 million in the Asian markets were 11.5% higher in the first quarter of 2004 compared to the first quarter of 2003. Sales by our largest subsidiary in this region, in Japan, improved 11% and sales in Hong Kong/China and Taiwan increased 38% and 6% respectively. Retail sales increased 13.1% and business gift sales increased 9.5%. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 5% during the first quarter of 2004 compared to the first quarter of 2003.

OEM revenue, which includes both writing instruments and digital pens, decreased 64.3% to $582,000 and represented 2.3% of total writing instruments and accessory revenue in the first quarter of 2004 compared to 6.2% in the first quarter of 2003. OEM revenue from traditional writing instruments decreased 33.2% compared to 2003 and OEM revenue from digital pens for Tablet PC products was zero in the first quarter of 2004 compared to $758,000 in 2003. There were two OEM orders in the first quarter of 2003 that were not repeated in 2004, one for writing instruments sold to Paul Smith and another for digital pens sold to Hewlett Packard.

Optical segment revenue of $3.6 million in the first quarter of 2004 was incremental to the Company as Costa Del Mar was acquired on April 21, 2003.

Gross margin of 54.3% was 4.2 PP higher than last year's first quarter margin of 50.1%. The increase was primarily driven by productivity improvements, leverage from the revenue increase and income related to a favorable property tax settlement. In February of 2004 the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed values used to determine taxes on the Company's properties. The settlement included a $682,000 tax refund, recorded as a reduction of cost of goods sold as historically property taxes have been included in cost of goods sold. Excluding the benefit of the tax settlement, gross margin increased 1.9 PP.

Selling, General and Administrative ("SG&A") expenses of $14.8 million in the first quarter of 2004 were 24.7% higher than the first quarter of 2003. The increase was due to the inclusion of Costa Del Mar's $1.6 million of SG&A expenses as well as $1.3 million of increased writing instrument and accessory selling and marketing support primarily associated with the East and West Coast direct sales force, the recent launch of Verve, and the unfavorable impact of foreign exchange.

Research and Development ("R&D") expenses in the first quarter of 2004 were lower than the comparable 2003 period by 7.3%. Writing instrument and accessories R&D was 14.2% lower than the prior year largely due to the timing of projects. Costa Del Mar incurred approximately $38,000 of R&D expenses.

Service and Distribution ("S&D") costs were $956,000 in the first quarter of 2004 compared to $583,000 in the first quarter of 2003. The increase is due to the addition of Costa Del Mar as well as increased distribution costs for certain national accounts.

The Company recorded $1.1 million of pre-tax restructuring charges in the first quarter of 2004. The charges incurred were primarily for severance and related costs associated with the global reorganization efforts in the EMEA region. Actions taken in this region to reduce administrative costs and streamline the organizational structure include eliminating the majority of the subsidiary finance and warehouse operation and consolidating that activity in the United Kingdom as well as strengthening the sales force in the region.

Interest and other was income of $415,000 in the first quarter of 2004, versus income of $83,000 in the first quarter of 2003:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 3, 2004	MARCH 29, 2003	CHANGE
Interest Income	$ 484	$ 108	$ 376

Interest expense	(92)	(3)	(89)
Unrealized gain (loss) on trading securities	29	(10)	39
Other expense	(6)	(12)	6
Other Expense	$ (69)	$ (25)	$ (44)
Consolidated Interest and Other Income	$ 415	$ 83	$ 332

Interest income was $376,000 higher in 2004 due to $401,000 of interest income on the property tax settlement with the Town of Lincoln, Rhode Island. Interest expense was $92,000 in the first quarter of 2004, as compared to $3,000 in the first quarter of 2003, due to the higher level of borrowing.

The effective tax rate for both the first quarter of 2004 and the first quarter of 2003 was 35%.

Liquidity and Sources of Capital

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

The Company's cash balance of $15.6 million at April 3, 2004 declined $626,000 from January 3, 2004, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2003 by approximately $7.6 million to $24.5 million, primarily due to cash collected in January 2004 from customers who took advantage of the Company's 2003 extended dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2003 purchases to 2004. This program was similar to holiday season extended dating programs that have been offered in prior years. Somewhat offsetting the decrease in writing instrument and accessory accounts receivable was a $725,000 increase in Costa Del Mar accounts receivable.

Inventory was $18.5 million at April 3, 2004, an increase of approximately $2.4 million since January 3, 2004. This increase was primarily due to increased safety stock levels on selected products that were planned to be built in conjunction with the manufacturing transition. Costa Del Mar sunglass inventories increased $289,000.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At January 3, 2004 the Company had repurchased 674,500 shares under this plan for approximately $3.7 million at an average price per share of $5.49. The Company did not repurchase any shares in the first quarter of 2004.

The Company currently has available a $25 million unsecured line of credit with a bank. At April 3, 2004 the outstanding balance on this line of credit was $2 million and the unused and available portion was $23 million.

In 2003, the Company borrowed $9 million, primarily to finance the acquisition of Costa Del Mar. On April 3, 2004, approximately $7.9 million of the $9 million debt was outstanding of which $6.5 million was classified as long-term debt, less current maturities, and $1.4 million was classified as current maturities of long-term debt.

In the first quarter of 2004 approximately $911,000 was paid as a result of the corporate restructuring program initiated in July 2003. This program was designed to increase the Company's competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. The total cost is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. As a result, the Company expects to realize general and administrative savings of approximately $4 million to $5 million annually beginning in 2004 and, assuming the manufacturing plan is fully implemented, the Company expects to realize manufacturing cost savings of approximately $5 million to $7 million annually. At April 3, 2004, approximately $2.5 million has been paid to date as a result of this program.

In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed value used to determine taxes on the Company's properties for the years 1994 through 2003. The settlement included a $682,000 refund and $401,000 of interest. The Company will realize the settlement as credits of $583,000 in real estate taxes otherwise payable over the course of 2004 and a $500,000 cash payment to be made no later than July 1, 2004.

The Company expects to contribute approximately $1,160,000 to its pension plans in 2004, the majority of which will be paid in the third quarter.

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

At April 3, 2004, cash available for domestic operations was approximately $2.5 million, while cash held offshore was approximately $13.1 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of April 3, 2004, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in the first quarter of fiscal 2004.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to innovation of the Company's new products and programs; benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; the anticipated level of research and development costs; and the expectation that restructuring charges over the life of the program will be kept within the stated amount. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the ability of the company to realize and maintain the savings related to the restructuring and manufacturing transition, the uncertainty of the domestic and foreign economies in which the Company operates, the political uncertainty of certain foreign countries in which the Company operates, the uncertainty related to litigation, customer and consumer acceptance of the Company's new and existing product lines, the Company's ability to control costs, the Company's ability to generate growth outside of writing instruments, and the Company's ability to extend the Cross brand beyond writing instruments. See the Company's Annual Report on Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the twelve month period ended January 3, 2004 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls over Financial Reporting: No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3. "Legal Proceedings" in the Company's Form 10-K Annual Report for the fiscal year ended January 3, 2004, which is incorporated by reference herein. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 4, 2004 - January 31, 2004	-	-	-	725,500
February 1, 2004 - February 28, 2004	-	-	-	725,500
February 29, 2004 - April 3, 2004	-	-	-	725,500
Total	-	-	-

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At April 3, 2004 the Company had repurchased 674,500 shares under this plan for approximately $3.7 million at an average price per share of $5.49. No shares were repurchased in the first quarter of 2004.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

b) Reports on Form 8-K

On February 18, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12., "Results of Operations and Financial Condition," a press release that was issued on the same date announcing the Company's financial results for the fourth quarter and full year ended January 3, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: May 14, 2004	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 14, 2004	By: JOHN T. RUGGIERI John T. Ruggieri Senior Vice President Chief Financial Officer