Form 10-Q
period 2004-07-03
CROSS A T CO
filed 2004-08-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2004 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 3, 2004:
Class A common stock - Class B common stock -	13,205,196 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	JULY 3, 2004	JANUARY 3, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,284	$ 8,295
Short-term investments	6,980	7,927
Accounts receivable, net	21,923	32,143
Inventories
Finished goods	11,415	8,647
Work in process	5,657	4,182
Raw materials	3,939	3,235
	21,011	16,064
Deferred income taxes	4,469	4,471
Other current assets	7,649	7,812
Total Current Assets	70,316	76,712

Property, Plant and Equipment	127,226	125,305
Less allowances for depreciation	102,594	99,380
Net Property, Plant and Equipment	24,632	25,925
Goodwill	7,408	7,408
Intangibles, Net	4,729	4,975
Deferred Income Taxes	2,667	2,702
Other Assets	417	424
Total Assets	$ 110,169	$ 118,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 2,000	$ 3,155
Current maturities of long-term debt	1,350	1,350
Accounts payable, accrued expenses and other liabilities	15,716	20,859
Accrued compensation and related taxes	3,421	2,783
Contributions payable to employee benefit plans	7,376	6,791
Restructuring liabilities	327	995
Total Current Liabilities	30,190	35,933

Long-Term Debt, Less Current Maturities	6,188	6,862
Accrued Warranty Costs	1,952	1,936
Commitments and Contingencies (Note N)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,115,744 shares issued and
13,205,196 shares outstanding at July 3, 2004, and 16,077,177
shares issued and 13,216,629 shares outstanding at January 3, 2004	16,116	16,077
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at July 3, 2004 and January 3, 2004	1,805	1,805
Additional paid-in capital	16,173	15,975
Unearned stock-based compensation	(102)	(155)
Retained earnings	61,958	63,547
Accumulated other comprehensive loss	(325)	(328)
	95,625	96,921
Treasury stock, at cost	(23,786)	(23,506)
Total Shareholders' Equity	71,839	73,415
Total Liabilities and Shareholders' Equity	$ 110,169	$ 118,146

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003

Net sales	$ 29,115	$ 29,519	$ 58,387	$ 55,745
Cost of goods sold	14,476	14,667	27,841	27,751
Gross Profit	14,639	14,852	30,546	27,994

Selling, general and administrative expenses	13,940	13,851	28,741	25,713
Service and distribution costs	1,028	742	1,984	1,325
Research and development expenses	444	509	952	1,057
Restructuring charges	383	-	1,523	-
Gain on disposition of asset held for sale	-	(1,011)	-	(1,011)
Operating (Loss) Income	(1,156)	761	(2,654)	910

Interest and other (expense) income	(205)	(49)	210	34

(Loss) Income from Operations Before Income Taxes	(1,361)	712	(2,444)	944

Income tax (benefit) expense	(476)	249	(855)	330

Net (Loss) Income	$ (885)	$ 463	$ (1,589)	$ 614

Basic and Diluted (Loss) Earnings Per Share:
Net (Loss) Income Per Share	$(0.06)	$ 0.03	$(0.11)	$ 0.04

Weighted Average Shares Outstanding:
Denominator for Basic (Loss) Earnings Per Share	15,004	15,085	14,991	15,193
Effect of dilutive securities	- ( A )	68	- ( A )	57
Denominator for Diluted (Loss) Earnings Per Share	15,004	15,153	14,991	15,250

(A) No incremental shares related to options or restricted stock granted are included due to the net loss.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003

Net (Loss) Income	$ (885)	$ 463	$ (1,589)	$ 614
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gain (loss) on interest rate swap	76	(191)	50	(191)
Foreign currency translation adjustments	(145)	159	(47)	191
Comprehensive (Loss) Income	$ (954)	$ 431	$ (1,586)	$ 614

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JULY 3, 2004	JUNE 28, 2003

CASH PROVIDED BY (USED IN):
Operating Activities:
Net (Loss) Income	$ (1,589)	$ 614
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	3,611	4,245
Restructuring charges	1,523	-
Gain on disposition of asset held for sale	-	(1,011)
Provision for bad debts	174	305
Deferred income taxes	37	(136)
Provision for accrued warranty costs	137	219
Unrealized losses on trading securities	107	32
Changes in operating assets and liabilities:
Accounts receivable	10,046	9,189
Inventories	(4,947)	(3,184)
Other assets - net	30	(1,605)
Accounts payable and other liabilities - net	(3,798)	(3,240)
Warranty costs paid	(121)	(182)
Restructuring charges paid	(2,180)	(1,474)
Foreign currency transaction loss	(36)	39
Net Cash Provided by Operating Activities	2,994	3,811

Investing Activities:
Purchase of short-term investments	(3,053)	(4,946)
Sale or maturity of short-term investments	3,893	8,726
Additions to property, plant and equipment	(1,931)	(1,596)
Acquisition of Costa Del Mar, net of cash acquired	-	(9,570)
Proceeds from disposition of asset held for sale	-	1,586
Net Cash Used in Investing Activities	(1,091)	(5,800)

Financing Activities:
Purchase of treasury stock	(280)	(2,060)
Proceeds from long-term debt	-	9,000
Repayment of long-term debt	(674)	(112)
Proceeds from line of credit	-	1,167
Repayment of line of credit	(1,155)	(1,000)
Proceeds from sale of Class A common stock	218	29
Net Cash (Used in) Provided by Financing Activities	(1,891)	7,024

Effect of exchange rate changes on cash and cash equivalents	(23)	155

(Decrease) Increase in Cash and Cash Equivalents	(11)	5,190

Cash and cash equivalents at beginning of period	8,295	9,145

Cash and Cash Equivalents at End of Period	$ 8,284	$ 14,335

Non-cash financing activities:
Conversion of a portion of outstanding line of credit to term note	-	$ 9,000

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2004

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 3, 2004 are not necessarily indicative of the results that may be expected for the twelve months ending January 1, 2005. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

NOTE B - Restructuring Charges
In July 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated between mid 2003 and mid 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million that will be incurred over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.5 million will be for severance and related expenses and approximately $1 million for professional fees, travel and other, consisting primarily of legal and tax advisory fees and outplacement service charges. In 2003, approximately $2.4 million, of which $2 million was for severance and related expenses and $400,000 for professional fees and other, was recognized. Of the $2.4 million incurred in 2003, $1.6 million was paid in 2003. In the second quarter of 2004, an additional $383,000 was charged to the restructuring accrual, of which $114,000 was for severance and related expenses and $269,000 was for professional fees, travel and other. Approximately $1.3 million of restructuring costs were paid in the second quarter of 2004. As approximately $4.0 million of restructuring charges have been incurred since the inception of this restructuring program, approximately $2.5 million of restructuring charges are expected to be incurred in future periods. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 3, 2004	$ 808	$ 105	$ 913
Restructuring charges incurred	1,084	56	1,140
Cash payments	(785)	(126)	(911)
Foreign exchange effects	4	-	4
Balances at April 3, 2004	1,111	35	1,146
Restructuring charges incurred	114	269	383
Cash payments	(994)	(275)	(1,269)
Foreign exchange effects	(14)	-	(14)
Balances at July 3, 2004	$ 217	$ 29	$ 246

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. The remaining obligation for restructuring under this plan is expected to be paid in the third quarter of 2004. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	TOTAL
Balances at January 3, 2004	$ 82	$ 82
Foreign exchange effects	(2)	(2)
Balances at April 3, 2004	80	80
Foreign exchange effects	1	1
Balances at July 3, 2004	$ 81	$ 81

NOTE C - Segment Information
The Company has two reportable segments; writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and six month periods ended July 3, 2004 and June 28, 2003:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Revenues from External Customers:
WI&A	$ 24,293	$ 26,289	$ 49,981	$ 52,515
Optical	4,822	3,230	8,406	3,230
Total	$ 29,115	$ 29,519	$ 58,387	$ 55,745
Depreciation and Amortization:
WI&A	$ 1,413	$ 2,147	$ 3,536	$ 4,210
Optical	43	35	75	35
Total	$ 1,456	$ 2,182	$ 3,611	$ 4,245
Segment (Loss) Profit:
WI&A	$ (2,285)	$ (60)	$ (3,585)	$ 172
Optical	924	772	1,141	772
Total	$ (1,361)	$ 712	$ (2,444)	$ 944
Restructuring Charges:
WI&A	$ 383	$ -	$ 1,523	$ -
Optical	-	-	-	-
Total	$ 383	$ -	$ 1,523	$ -

			JULY 3, 2004	JUNE 28, 2003
Segment Assets:
WI&A			$ 96,818	$ 98,047
Optical			13,351	11,904
Total			$ 110,169	$ 109,951
Goodwill:
WI&A			$ 3,944	$ 3,944
Optical			3,464	3,367
Total			$ 7,408	$ 7,311

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs was $488,000 at July 3, 2004 and January 3, 2004, and was recorded in accrued expenses and other liabilities. The long-term portion of accrued warranty costs was approximately $2.0 million at July 3, 2004. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Balance at beginning of period	$ 2,431	$ 2,522	$ 2,424	$ 2,523
Warranty costs paid	(57)	(68)	(121)	(182)
Warranty costs accrued	66	106	137	219
Warranty liabilities assumed	-	80	-	80
Balance at end of period	$ 2,440	$ 2,640	$ 2,440	$ 2,640

NOTE E - Stock-Based Compensation
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

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Net (loss) income, as reported	$ (885)	$ 463	$ (1,589)	$ 614
Deduct: Total stock-based employee compensation expense
as determined under the fair value based method for all
awards, net of related tax effects	97	184	217	370
Pro Forma Net (Loss) Income	$ (982)	$ 279	$ (1,806)	$ 244

(Loss) Earnings per Share:
Basic and diluted - as reported	$(0.06)	$ 0.03	$(0.11)	$ 0.04
Basic and diluted - pro forma	$(0.06)	$ 0.02	$(0.12)	$ 0.02

NOTE F - Basic and Diluted Net Income (Loss) Per Share
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

NOTE G - Line of Credit
The Company maintains a $25 million unsecured line of credit with a bank. The agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate ("LIBOR"). This agreement is cancelable at any time by the Company or the bank. The outstanding balance of the line of credit at July 3, 2004 was $2 million. The unused and available portion of the Company's $25 million unsecured line of credit was $23 million at July 3, 2004.

NOTE H - Long-Term Debt
In 2003, the Company borrowed $9 million under a five-year term note incurring interest at a rate of LIBOR plus 75 basis points. The note is payable in monthly installments of approximately $113,000. On July 3, 2004, approximately $7.5 million of the $9 million debt was outstanding of which $6.2 million was classified as long-term debt, less current maturities, and $1.3 million was classified as current maturities of long-term debt.

NOTE I - Financial Instruments
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

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, was $(21,000) and $(7,000) at July 3, 2004 and January 3, 2004, respectively, and is reported in accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $(15,000) and $(93,000) at July 3, 2004 and January 3, 2004, respectively, and was reported in accrued expenses and other liabilities.

NOTE J - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Service cost	$ 314	$ 357	$ 628	$ 714
Interest cost	558	654	1,116	1,308
Expected return on plan assets	(584)	(685)	(1,168)	(1,370)
Amortization of prior service cost	10	14	20	28
Amortization of net loss	-	2	-	4
Net Periodic Benefit Cost	$ 298	$ 342	$ 596	$ 684

The Company expects to contribute approximately $1,160,000 to its pension plans in 2004, the majority of which will be paid in the third quarter.

NOTE K - Goodwill and Other Intangible Assets
The Company accounts for intangible assets, including goodwill, under SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill and other indefinite life intangible assets are accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years. Patents, trademarks and trade names are evaluated for impairment using the methodology described in SFAS No. 142. At July 3, 2004 the carrying value of goodwill was approximately $7.4 million. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	JULY 3, 2004			JANUARY 3, 2004
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,377	$ 6,495	$ 882	$ 7,313	$ 6,263	$ 1,050
Patents	2,466	2,019	447	2,389	1,864	525
	9,843	8,514	1,329	9,702	8,127	1,575
Not Amortized:
Trade name	3,400	-	3,400	3,400	-	3,400
Total Other Intangibles	$ 13,243	$ 8,514	$ 4,729	$ 13,102	$ 8,127	$ 4,975

NOTE L - Short-Term Investments
At July 3, 2004 and June 28, 2003, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net gains and losses on trading securities, for the three and six month periods ended July 3, 2004 and June 28, 2003.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Net (losses) gains recognized on trading securities	$ (128)	$ 32	$ (131)	$ 22
Less net losses recognized on trading securities sold	(13)	(33)	(16)	(43)
Unrealized net (losses) gains on trading securities still held
at reporting date	$ (115)	$ 65	$ (115)	$ 65

NOTE M - Stock Repurchase Plan
In October 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At July 3, 2004, the Company had repurchased 724,500 shares under this plan for approximately $4.0 million at an average price per share of $5.50. In the second quarter of 2004, the Company repurchased 50,000 shares for approximately $280,000 at an average price per share of $5.59.

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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future investigative costs incurred at the site. Past and future costs (excluding the required cleanup remedy, the cost of which will not be known until after the completion of the environmental investigation) are estimated at $5 million to $7 million. No discovery has been taken to date. At July 3, 2004, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill site, as the potential liability is not currently estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company has been a manufacturer and marketer of fine quality writing instruments for 157 years. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company also offers writing instrument accessories including refills and desk sets as well as Cross branded watches and business accessories. On April 22, 2003, the Company established its optical segment with the acquisition of Costa Del Mar, a designer, manufacturer and marketer of high-quality polarized sunglasses.

In the second quarter of 2004 the Company reported a net loss of $885,000, or six cents per share, compared to net income of $463,000, or three cents per share, in the second quarter of 2003. The 2004 net loss was largely due to the lower sales volume in the quarter as well as a $249,000 after tax restructuring charge. The 2003 net income was entirely due to a $657,000 after tax gain on the disposition of the Company's facility in Ireland.

Year-to-date, the Company reported a net loss of $1.6 million, or eleven cents per share, compared to net income of $614,000, or four cents per share, in 2003. The 2004 loss included a $990,000 after tax restructuring charge offset by a $704,000 after tax gain due to a favorable property tax settlement with the Town of Lincoln, Rhode Island. The 2003 income was entirely due to a $657,000 after tax gain on the disposition of the Company's facility in Ireland.

Management continues to expect improvement in reported annual profitability. However, given the lower than anticipated sales in the second quarter, the Company now expects annual consolidated revenue to increase in the mid single digit range for 2004 compared to 2003.

Results of Operations Second Quarter 2004 Compared to Second Quarter 2003

Consolidated net sales were $29.1 million in the second quarter of 2004, a decrease of 1.4% compared to the second quarter of 2003. Writing instrument and accessory ("WI&A") net sales of $24.3 million declined 7.6% compared to the prior year. Sales from the optical segment were $4.8 million in the second quarter of 2004, compared to $3.2 million for the second quarter of 2003. The $3.2 million 2003 second quarter optical segment sales result was from April 21, 2003, the date the optical segment was established with the acquisition of Costa Del Mar, to June 28, 2003. The effect of foreign exchange was favorable to consolidated second quarter sales results by approximately $711,000, or 2.4 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JULY 3, 2004	JUNE 28, 2003	CHANGE
Writing Instruments and Accessories:
Americas	$ 11,779	$ 15,489	(24.0)%
Europe, Middle East and Africa ("EMEA")	7,955	6,724	18.3%
Asia	3,919	2,811	39.4%
OEM	546	1,265	(56.8)%
Cross Retail Ventures	94	-	-
Sub-Total	24,293	26,289	(7.6)%
Optical	4,822	3,230	49.3%
Consolidated Net Sales	$ 29,115	$ 29,519	(1.4)%

Writing instruments and accessories revenue in the Americas region declined 24% to $11.8 million. This was the result of a 50% decline at our U.S. national accounts, as our office superstore customers implemented tighter inventory controls and reduced their Cross product inventory by more than 20%, or approximately $3 million, largely in the second quarter of 2004. This was primarily accomplished by significantly reduced reorder rates. Additionally, consumer takeaway at these accounts was somewhat less than expected. We believe this reduction in takeaway was exacerbated by the focus on tighter inventory controls. U.S. carriage trade sales increased 12% in the second quarter as compared to the 2003 second quarter reflecting the positive impact of our new direct sales force in the West and East regions of the United States. Revenue from the Company's U.S. special markets division was relatively flat with the second quarter of 2003. Revenue from the international Americas, Canada and Latin America, declined 15.5%, primarily due to a change in distribution method in Canada from direct sales to a distributor in September of 2003.

The EMEA region sales of $8.0 million increased 18.3% compared to last year's second quarter. Business gift sales increased 30.1% and retail sales were up 11.7%. Excluding the favorable impact of foreign exchange, EMEA revenue increased approximately 9.8% during the second quarter of 2004 compared to the second quarter of 2003. The growth in this region was widespread with strong improvements in the UK and the Middle East distributor markets.

Sales of $3.9 million in the Asian markets were 39.4% higher in the second quarter of 2004 compared to the prior year quarter. Retail sales increased 75.2% while business gift sales decreased 1.4%. Sales by our Japan subsidiary decreased 9.5% in the quarter; however, this was more than offset by significant improvements in our Hong Kong subsidiary, which includes sales in China, our Taiwan subsidiary and our distributor and duty free accounts. These favorable results are largely due to the recovery from the regional impact of the SARS virus. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 34.4% during the second quarter of 2004 compared to the second quarter of 2003.

OEM revenue, which includes both writing instruments and digital pens, decreased 56.8% to $546,000 in the second quarter of 2004 compared to the second quarter of 2003. This decline was primarily due to a 54% decrease in OEM revenue from traditional writing instruments as the Company was not able to repeat an order shipped to Paul Smith, a designer and specialty retailer, in the second quarter of 2003.

Optical segment revenue of $4.8 million in the second quarter of 2004 was 49.3% higher than the second quarter of 2003. The Company acquired Costa Del Mar on April 21, 2003. Costa Del Mar's second quarter 2004 sales increased approximately 24% above its full second quarter of 2003.

Gross margin of 50.3% was flat with the second quarter of 2003. WI&A gross margins improved 0.3PP compared to the same period last year due, in part, to the favorable effect of our cost reduction programs started last year. Offsetting this improvement were somewhat lower gross margins at Costa Del Mar in the 2004 second quarter compared to the prior year period due to higher product costs.

Selling, General and Administrative ("SG&A") expenses of $13.9 million in the second quarter of 2004 were slightly higher than the second quarter of 2003. The increase was entirely due to the inclusion of Costa Del Mar's SG&A expenses for a full quarter of 2004 compared to a partial 2003 second quarter. WI&A expenses were 3% below the second quarter of 2003.

Service and Distribution ("S&D") costs were $1.0 million in the second quarter of 2004 compared to $742,000 in the second quarter of 2003. The increase is due to the inclusion of a full quarter of Costa Del Mar's 2004 S&D expense compared to a partial prior year period. Also there were increased distribution expenses at our UK subsidiary, which is now distributing to customers throughout Europe, as well as increased distribution costs for the Americas region.

The Company recorded $383,000 of restructuring charges in the second quarter of 2004. The charges incurred were primarily for costs associated with the global reorganization efforts in the EMEA region as well as expenses associated with the manufacturing transition plan. Actions taken in the EMEA region to reduce administrative costs and streamline the organizational structure include eliminating the majority of the subsidiary finance and warehouse operations and consolidating that activity in the United Kingdom.

In the second quarter of 2003, the Company recorded a $1.0 million pre-tax gain resulting from the sale of its building in Ireland, which formerly served as a manufacturing and distribution facility.

Interest and other (expense) was ($205,000) in the second quarter of 2004, versus ($49,000) in the second quarter of 2003:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	CHANGE
Interest Income	$ 60	$ 94	$ (34)

Interest expense	(96)	(72)	(24)
Unrealized gain (loss) on trading securities	(136)	(22)	(114)
Other expense	(33)	(49)	16
Other Expense	$ (265)	$ (143)	$ (122)
Consolidated Interest and Other (Expense)	$ (205)	$ (49)	$ (156)

Interest income was $34,000 lower in the second quarter of 2004 due to the lower level of investable funds. Interest expense was $24,000 higher in the second quarter of 2004, as compared to the second quarter of 2003 due to the higher average level of borrowings in 2004 versus 2003. Unrealized loss on trading securities was $114,000 higher in the second quarter of 2004 compared to the second quarter of 2003.

The effective tax rate for both the second quarter of 2004 and the second quarter of 2003 was 35%.

Results of Operations Six Months Ended July 3, 2004 Compared to June 28, 2003

Consolidated net sales were $58.4 million in the first six months of 2004, an increase of 4.7% compared to the first six months of 2003. WI&A net sales of $50.0 million declined 4.8% compared to the first six months of 2003. Sales from the optical segment, established on April 21, 2003 with the acquisition of Costa Del Mar Sunglasses, Inc, were $8.4 million in the first six months of 2004 compared to $3.2 million in 2003 from the April 21 acquisition date. The effect of foreign exchange was favorable to consolidated year to date sales results by approximately $1.9 million, or 3.3 percentage points.

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JULY 3, 2004	JUNE 28, 2003	CHANGE
Writing Instruments and Accessories:
Americas	$ 23,850	$ 28,509	(16.3)%
Europe, Middle East and Africa ("EMEA")	15,768	13,618	15.8%
Asia	9,141	7,494	22.0%
OEM	1,128	2,894	(61.0)%
Cross Retail Ventures	94	-	-
Sub-Total	49,981	52,515	(4.8)%
Optical	8,406	3,230	160.2%
Consolidated Net Sales	$ 58,387	$ 55,745	4.7%

WI&A revenue in the Americas region declined 16.3% to $23.9 million. This decline was largely due to a 31% decrease in the Company's U.S. national accounts division, as our office superstore customers, implementing tighter inventory controls, reduced their Cross product inventory by more than 20%, or approximately $3 million, largely in the second quarter of 2004. This was primarily accomplished by significantly reduced reorder rates. Additionally, consumer takeaway at these accounts was somewhat less than expected. We believe this reduction in takeaway was exacerbated by the focus on tighter inventory controls. Sales by the Company's U.S. business gift division declined 7%, as two large business gift orders in the first quarter of 2003 were not replaced. The U.S. carriage trade sales were 3.0% higher in the first six months of 2004, primarily due to an increase in sales to new and existing accounts now served by our new direct sales force. Revenue from the international Americas, Canada and Latin America, declined 13.4%, primarily due to a change in distribution method in Canada from a wholly owned subsidiary to a distributor in September of 2003.

EMEA region sales of $15.8 million increased 15.8% compared to last year's first six months. Business gift sales increased 21.9% and retail sales increased 12.1%. Excluding the favorable impact of foreign exchange, EMEA revenue increased approximately 5.4% during the first six months of 2004 compared to the first six months of 2003.

Sales of $9.1 million in the Asian markets were 22% higher in the first six months of 2004 compared to the first six months of 2003. Retail sales increased 36.4% and business gift sales increased 5.4%. Sales by our largest Asian subsidiary, Cross Company of Japan, increased 3% in the first six months of 2004. In addition, sales by our Hong Kong subsidiary, which includes sales in China, our Taiwan subsidiary and our distributor and duty free accounts improved significantly in the first six months of 2004 compared to the prior year. These favorable results are largely due to the recovery from the regional impact of the SARS virus. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 16% during the first six months of 2004 compared to the first six months of 2003.

OEM revenue, which includes both writing instruments and digital pens, of $1.1 million decreased 61% in the first six months of 2004 compared to the first six months of 2003. OEM revenue from traditional writing instruments decreased 45% compared to 2003 and OEM revenue from digital pens for Tablet PC products was $51,000 in the first six months of 2004 compared to $946,000 in 2003. The Company had orders for writing instruments sold to Paul Smith and for digital pens in the first six months of 2003 that were not repeated in 2004.

Optical segment revenue of $8.4 million in the first six months of 2004 compared to $3.2 million from the April 21, 2003 Costa Del Mar acquisition date through June 28, 2003. Costa Del Mar sales increased 18% for the first six months of 2004 as compared to the full six month 2003 period.

Gross margin of 52.3% was 2.1 PP higher than last year's first six month margin of 50.2%. The increase was, in part, due to income related to a favorable property tax settlement. In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed values used to determine taxes on the Company's properties. The settlement included a $682,000 tax refund, recorded as a reduction of cost of goods sold, as historically property taxes have been included in cost of goods sold. Excluding the benefit of the tax settlement, gross margin increased 0.9 PP reflecting productivity improvements and leverage from the consolidated revenue increase.

SG&A expenses of $28.7 million in the first six months of 2004 were 11.8% higher than the first six months of 2003. The increase was largely due to the inclusion of Costa Del Mar's $3.2 million of SG&A expenses compared to $1.1 from the April 21, 2003 Costa Del Mar acquisition date through June 28, 2003. WI&A's SG&A expense increased 3.9%, primarily due to increased selling and marketing support expenses and the unfavorable impact of foreign exchange.

R&D expenses in the first six months of 2004 were lower than the comparable 2003 period by 9.9%, primarily due to lower WI&A spending. WI&A R&D was 15.9% lower than the prior year largely due to the timing of projects.

S&D costs were $2.0 million in the first six months of 2004 compared to $1.3 million in the first six months of 2003. The increase is partially due to the inclusion of a full six months of Costa Del Mar's 2004 S&D expense compared to a partial prior year period. Also contributing to the higher S&D costs were increased distribution expenses at our UK subsidiary, which is now distributing to customers throughout Europe, as well as increased distribution costs in the Americas.

The Company recorded $1.5 million of pre-tax restructuring charges in the first six months of 2004. The charges incurred were primarily for severance and related costs associated with the global reorganization efforts in the EMEA region. Actions taken in this region to reduce administrative costs and streamline the organizational structure include eliminating the majority of the subsidiary finance and warehouse operations and consolidating that activity in the United Kingdom, as well as strengthening the sales force in the region.

In the first six months of 2003, the Company recorded a $1.0 million pre-tax gain resulting from the sale of its building in Ireland, which formerly served as a manufacturing and distribution facility.

Interest and other income was $210,000 in the first six months of 2004 compared to income of $34,000 in the first six months of 2003:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	CHANGE
Interest Income	$ 544	$ 202	$ 342

Interest expense	(188)	(76)	(112)
Unrealized loss on trading securities	(106)	(32)	(74)
Other (expense) income	(40)	(60)	20
Other Expense	$ (334)	$ (168)	$ (166)
Consolidated Interest and Other Income	$ 210	$ 34	$ 176

Interest income was $342,000 higher in 2004 due to $401,000 of interest income on the property tax settlement with the Town of Lincoln, Rhode Island. Interest expense was $188,000 in the first six months of 2004, as compared to $76,000 in the first six months of 2003, due to the higher level of borrowing.

The effective tax rate for both the first six months of 2004 and 2003 was 35%.

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

The Company's cash balance of $15.3 million at July 3, 2004 declined $958,000 from January 3, 2004, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2003 by approximately $10.2 million to $21.9 million, primarily due to cash collected in January 2004 from customers who took advantage of the Company's 2003 extended dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2003 purchases to 2004. This program was similar to holiday season extended dating programs that have been offered in prior years. Somewhat offsetting an $11.6 million decrease in writing instrument and accessory accounts receivable was a $1.4 million increase in Costa Del Mar accounts receivable due to increased sales.

Inventory was $21.0 million at July 3, 2004, an increase of approximately $4.9 million since January 3, 2004. This increase was primarily due to increased safety stock levels on selected writing instrument products that were planned to be built in conjunction with the manufacturing transition. Costa Del Mar's inventory level at July 3, 2004 of $1.7 million was about equal with January 3, 2004.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At January 3, 2004 the Company had repurchased 674,500 shares under this plan for approximately $3.7 million at an average price per share of $5.49. In the first six months of 2004, the Company repurchased 50,000 additional shares for approximately $280,000 at an average price per share of $5.59.

The Company currently has available a $25 million unsecured line of credit with a bank. At July 3, 2004 the outstanding balance on this line of credit was $2 million and the unused and available portion was $23 million.

In 2003, the Company borrowed $9 million, primarily to finance the acquisition of Costa Del Mar. On July 3, 2004, approximately $7.5 million of the $9 million debt was outstanding of which $6.2 million was classified as long-term debt, less current maturities, and $1.3 million was classified as current maturities of long-term debt.

In the first six months of 2004 approximately $2.2 million was paid as a result of the corporate restructuring program initiated in July 2003. As a result of this program, the Company expects to realize general and administrative savings of approximately $4 million to $5 million annually beginning in 2004 and, assuming the manufacturing plan is fully implemented, the Company expects to realize manufacturing cost savings of approximately $5 million to $7 million annually. All projected savings are computed from the base year of 2002. The general and administrative portion of this program was designed to increase the Company's competitiveness in the global marketplace by reinvesting a substantial portion of the savings in product development and diversification as well as marketing and brand development. The manufacturing savings, if and when realized, are expected to increase the Company's profitability. The total cost is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. At July 3, 2004, approximately $3.7 million has been paid to date as a result of this program.

In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed value used to determine taxes on the Company's properties for the years 1994 through 2003. The settlement included a $682,000 refund and $401,000 of interest. A $500,000 cash payment was received from the Town in the second quarter of 2004. The Company will realize the remainder of the settlement as credits of $583,000 in real estate taxes otherwise payable over the course of 2004.

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

At July 3, 2004, cash available for domestic operations was approximately $1.2 million, while cash held offshore was approximately $14.1 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of July 3, 2004, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in the first six months of fiscal 2004.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; the anticipated level of research and development costs; and the expectation that restructuring charges over the life of the program will be kept within the stated amount. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the ability of the company to realize and maintain the savings related to the restructuring and manufacturing transition, the inability to predict buying patterns of certain channels of distribution, the uncertainty of the domestic and foreign economies in which the Company operates, the political uncertainty of certain foreign countries in which the Company operates, the uncertainty related to litigation, customer and consumer acceptance of the Company's new and existing product lines, the Company's ability to control costs, the Company's ability to generate growth outside of writing instruments, and the Company's ability to extend the Cross brand beyond writing instruments. See the Company's Annual Report on Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

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

(b) Changes in Internal Controls over Financial Reporting: No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 4, 2004 - May 1, 2004	-	-	-	725,500
May 2, 2004 - May 29, 2004	25,000	$5.64	25,000	700,500
May 30, 2004 - July 3, 2004	25,000	$5.54	25,000	675,500
Total	50,000	$5.59	50,000

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At July 3, 2004 the Company had repurchased 724,500 shares under this plan for approximately $4.0 million at an average price per share of $5.50. In the second quarter of 2004, 50,000 shares were purchased for approximately $280,000 at an average price per share of $5.59.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 22, 2004 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 12,379,959 Class A shares in favor, 142,408 against, 105,048 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	12,375,892	251,523
	Andrew J. Parsons	12,376,992	250,423
	James C. Tappan	12,376,609	250,806

The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

Bradford R. Boss
Russell A. Boss
David G. Whalen
Bernard V. Buonanno, Jr.
Terrence Murray
Edward J. Cooney

c.	Approval of amendment to Omnibus Incentive Plan

The proposition to approve the amendment to the Omnibus Incentive Plan. Approved by the vote of 9,753,525 Class A shares in favor, 673,128 against, 705,055 abstaining, and 1,495,707 by non-vote, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 10 A.T Cross Company Omnibus Incentive Plan

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

b) Reports on Form 8-K

On April 22, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12., "Results of Operations and Financial Condition," a press release that was issued on the same date announcing the Company's financial results for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 13, 2004	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 13, 2004	By: GARY S. SIMPSON Gary S. Simpson Corporate Controller Chief Accounting Officer