Form 10-Q
period 2004-10-02
CROSS A T CO
filed 2004-11-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2004 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 2, 2004:
Class A common stock - Class B common stock -	13,229,547 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	OCTOBER 2, 2004	JANUARY 3, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 6,689	$ 8,295
Short-term investments	7,014	7,927
Accounts receivable, net	23,659	32,143
Inventories:
Finished goods	11,670	8,647
Work in process	6,061	4,182
Raw materials	4,222	3,235
	21,953	16,064
Deferred income taxes	4,792	4,471
Other current assets	7,820	7,812
Total Current Assets	71,927	76,712

Property, Plant and Equipment	127,714	125,305
Less allowances for depreciation	104,051	99,380
Net Property, Plant and Equipment	23,663	25,925
Goodwill	7,408	7,408
Intangibles, Net	4,693	4,975
Deferred Income Taxes	2,348	2,702
Other Assets	408	424
Total Assets	$ 110,447	$ 118,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 3,000	$ 3,155
Current maturities of long-term debt	1,350	1,350
Accounts payable, accrued expenses and other liabilities	17,488	20,859
Accrued compensation and related taxes	3,949	2,783
Contributions payable to employee benefit plans	6,657	6,791
Restructuring liabilities	106	995
Total Current Liabilities	32,550	35,933

Long-Term Debt, Less Current Maturities	5,850	6,862
Accrued Warranty Costs	1,962	1,936
Commitments and Contingencies (Note N)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,293,095 shares issued and
13,229,547 shares outstanding at October 2, 2004, and 16,077,177
shares issued and 13,216,629 shares outstanding at January 3, 2004	16,293	16,077
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at October 2, 2004 and January 3, 2004	1,805	1,805
Additional paid-in capital	16,939	15,975
Unearned stock-based compensation	(856)	(155)
Retained earnings	60,864	63,547
Accumulated other comprehensive loss	(364)	(328)
	94,681	96,921
Treasury stock, at cost	(24,596)	(23,506)
Total Shareholders' Equity	70,085	73,415
Total Liabilities and Shareholders' Equity	$ 110,447	$ 118,146

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003

Net sales	$ 30,128	$ 31,537	$ 88,515	$ 87,282
Cost of goods sold	16,110	15,915	43,951	43,666
Gross Profit	14,018	15,622	44,564	43,616

Selling, general and administrative expenses	13,934	13,831	42,675	39,544
Service and distribution costs	878	1,186	2,862	2,511
Research and development expenses	411	406	1,363	1,463
Restructuring charges	348	1,650	1,871	1,650
Loss (Gain) on disposition of asset held for sale	-	21	-	(990)
Operating Loss	(1,553)	(1,472)	(4,207)	(562)

Interest and other income (expense)	51	(25)	261	9

Loss from Operations Before Income Taxes	(1,502)	(1,497)	(3,946)	(553)

Income tax benefit	(408)	(524)	(1,263)	(194)

Net Loss	$ (1,094)	$ (973)	$ (2,683)	$ (359)

Basic and Diluted Net Loss Per Share:
Net Loss Per Share	$(0.07)	$(0.06)	$(0.18)	$(0.02)

Weighted Average Shares Outstanding:
Denominator for Basic Net Loss Per Share	14,919	15,042	14,966	15,136
Effect of dilutive securities	- ( A )	- ( A )	- ( A )	- ( A )
Denominator for Diluted Net Loss Per Share	14,919	15,042	14,966	15,136

(A) No incremental shares related to options or restricted stock granted are included due to the net loss, as such securities would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003

Net Loss	$ (1,094)	$ (973)	$ (2,683)	$ (359)
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on interest rate swap	(11)	100	39	(91)
Foreign currency translation adjustments	(28)	214	(75)	405
Comprehensive Loss	$ (1,133)	$ (659)	$ (2,719)	$ (45)

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003

CASH PROVIDED BY (USED IN):
Operating Activities:
Net Loss	$ (2,683)	$ (359)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	5,851	6,443
Restructuring charges	1,871	1,650
Gain on disposition of asset held for sale	-	(990)
Provision for bad debts	35	448
Deferred income taxes	33	(98)
Provision for accrued warranty costs	196	376
Unrealized losses on trading securities	71	90
Amortization of unearned stock-based compensation	121	78
Non-cash compensation	67	-
Changes in operating assets and liabilities:
Accounts receivable	8,449	3,969
Inventories	(5,889)	(3,015)
Other assets, net	(290)	(2,124)
Accounts payable and other liabilities, net	(2,300)	(3,502)
Warranty costs paid	(170)	(253)
Restructuring charges paid	(2,748)	(2,096)
Foreign currency transaction (gain) loss	(50)	284
Net Cash Provided by Operating Activities	2,564	901

Investing Activities:
Purchase of short-term investments	(3,052)	(10,082)
Sale or maturity of short-term investments	3,893	10,871
Additions to property, plant and equipment	(3,009)	(2,476)
Acquisition of Costa Del Mar, net of cash acquired	-	(9,570)
Proceeds from disposition of asset held for sale	-	1,565
Net Cash Used in Investing Activities	(2,168)	(9,692)

Financing Activities:
Purchase of treasury stock	(1,090)	(2,581)
Proceeds from long-term debt	-	9,000
Repayments of long-term debt	(1,013)	(450)
Proceeds from line of credit	1,000	2,555
Repayments of line of credit	(1,155)	(1,287)
Proceeds from sale of Class A common stock	292	40
Net Cash (Used in) Provided by Financing Activities	(1,966)	7,277

Effect of exchange rate changes on cash and cash equivalents	(36)	226

Decrease in Cash and Cash Equivalents	(1,606)	(1,288)

Cash and cash equivalents at beginning of period	8,295	9,145

Cash and Cash Equivalents at End of Period	$ 6,689	$ 7,857

Non-cash financing activities:
Conversion of a portion of outstanding line of credit to term note	-	$ 9,000

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2004

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the twelve months ending January 1, 2005. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

NOTE B - Restructuring Charges
In July 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.5 million is for severance and related expenses and approximately $1 million for professional fees, consisting primarily of legal and tax advisory fees and outplacement service charges, travel and other. In 2003, approximately $2.4 million, of which $2 million was for severance and related expenses and $400,000 for professional fees and other, was recognized. Of the $2.4 million incurred in 2003, $1.6 million was paid in 2003. In the third quarter of 2004, an additional $389,000 was charged to the restructuring accrual, of which $250,000 was for severance and related expenses and $139,000 was for professional fees, travel and other. Approximately $528,000 of restructuring costs were paid in the third quarter of 2004. As approximately $4.4 million of restructuring charges have been incurred since the inception of this restructuring program, approximately $2.1 million of restructuring charges are expected to be incurred in future periods. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 3, 2004	$ 808	$ 105	$ 913
Restructuring charges incurred	1,084	56	1,140
Cash payments	(785)	(126)	(911)
Foreign exchange effects	4	-	4
Balances at April 3, 2004	1,111	35	1,146
Restructuring charges incurred	114	269	383
Cash payments	(994)	(275)	(1,269)
Foreign exchange effects	(14)	-	(14)
Balances at July 3, 2004	217	29	246
Restructuring charges incurred	250	139	389
Cash payments	(360)	(168)	(528)
Foreign exchange effects	(1)	-	(1)
Balances at October 2, 2004	$ 106	$ -	$ 106

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its facility in Ireland and reorganized its European operations. The final obligation for restructuring under this plan was satisfied in the third quarter of 2004. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	TOTAL
Balances at January 3, 2004	$ 82	$ 82
Foreign exchange effects	(2)	(2)
Balances at April 3, 2004	80	80
Foreign exchange effects	1	1
Balances at July 3, 2004	81	81
Change in estimate	(41)	(41)
Cash payments	(40)	(40)
Balances at October 2, 2004	$ -	$ -

NOTE C - Segment Information
The Company has two reportable segments; writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and nine month periods ended October 2, 2004 and October 4, 2003:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003
Revenues from External Customers:
WI&A	$ 26,726	$ 28,321	$ 76,707	$ 80,836
Optical	3,402	3,216	11,808	6,446
Total	$ 30,128	$ 31,537	$ 88,515	$ 87,282
Depreciation and Amortization:
WI&A	$ 2,191	$ 2,181	$ 5,727	$ 6,391
Optical	49	17	124	52
Total	$ 2,240	$ 2,198	$ 5,851	$ 6,443
Segment (Loss) Profit:
WI&A	$ (1,512)	$ (1,553)	$ (5,097)	$ (1,381)
Optical	10	56	1,151	828
Total	$ (1,502)	$ (1,497)	$ (3,946)	$ (553)
Restructuring Charges:
WI&A	$ 348	$ 1,650	$ 1,871	$ 1,650
Optical	-	-	-	-
Total	$ 348	$ 1,650	$ 1,871	$ 1,650

			OCTOBER 2,	JANUARY 3,
			2004	2004
Segment Assets:
WI&A			$ 97,333	$ 106,969
Optical			13,114	11,177
Total			$ 110,447	$ 118,146
Goodwill:
WI&A			$ 3,944	$ 3,944
Optical			3,464	3,464
Total			$ 7,408	$ 7,408

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs was $488,000 at October 2, 2004 and January 3, 2004, and was recorded in accrued expenses and other liabilities. The long-term portion of accrued warranty costs was approximately $2.0 million at October 2, 2004 and $1.9 million at January 3, 2004. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003
Balance at beginning of period	$ 2,440	$ 2,640	$ 2,424	$ 2,523
Warranty costs paid	(49)	(70)	(170)	(252)
Warranty costs accrued	59	157	196	376
Warranty liabilities assumed	-	-	-	80
Balance at end of period	$ 2,450	$ 2,727	$ 2,450	$ 2,727

NOTE E - Stock-Based Compensation
The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. No employee stock-based compensation cost is reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise or purchase price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award. The following table reflects pro forma net loss and net loss per share had the Company elected to record expense for employee stock options under SFAS No. 123.

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003
Net loss, as reported	$ (1,094)	$ (973)	$ (2,683)	$ (359)
Deduct: Total stock-based employee compensation expense
as determined under the fair value based method for all
awards, net of related tax effects	90	192	307	562
Pro Forma Net Loss	$ (1,184)	$ (1,165)	$ (2,990)	$ (921)

Net Loss per Share:
Basic and diluted - as reported	$(0.07)	$(0.06)	$(0.18)	$(0.02)
Basic and diluted - pro forma	$(0.08)	$(0.08)	$(0.20)	$(0.06)

NOTE F - Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and restricted stock based on the treasury method.

NOTE G - Line of Credit
The Company maintains a $25 million unsecured line of credit with a bank. The agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate ("LIBOR"). This agreement is cancelable at any time by the Company or the bank. The outstanding balance of the line of credit at October 2, 2004 was $3 million. The unused and available portion of the Company's $25 million unsecured line of credit was $22 million at October 2, 2004.

NOTE H - Long-Term Debt
In 2003, the Company borrowed $9 million under a five-year term note incurring interest at a rate of LIBOR plus 75 basis points. The note is payable in monthly installments of $112,500. On October 2, 2004, approximately $7.2 million of the original $9 million term note was outstanding of which $5.9 million was classified as long-term debt, less current maturities, and $1.3 million was classified as current maturities of long-term debt.

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

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, was $(11,000) and $(7,000) at October 2, 2004 and January 3, 2004, respectively, and is reported in accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $(33,000) and $(93,000) at October 2, 2004 and January 3, 2004, respectively, and was reported in accrued expenses and other liabilities.

NOTE J - Employee Benefit Plans
The following table details the components of net periodic benefit cost of the Company's pension plans:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003
Service cost	$ 314	$ 357	$ 942	$ 1,071
Interest cost	558	654	1,674	1,962
Expected return on plan assets	(584)	(685)	(1,752)	(2,055)
Amortization of prior service cost	10	14	30	42
Amortization of net loss	-	2	-	6
Net Periodic Benefit Cost	$ 298	$ 342	$ 894	$ 1,026

The Company will contribute approximately $1,160,000 to its pension plans in 2004, $1,049,000 of which was paid in the third quarter.

NOTE K - Goodwill and Other Intangible Assets
The Company accounts for intangible assets, including goodwill, under SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill and other indefinite life intangible assets are accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years. Patents, trademarks and trade names are evaluated for impairment using the methodology described in SFAS No. 142. At October 2, 2004, the carrying value of goodwill was approximately $7.4 million. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	OCTOBER 2, 2004			JANUARY 3, 2004
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,460	$ 6,611	$ 849	$ 7,313	$ 6,263	$ 1,050
Patents	2,540	2,096	444	2,389	1,864	525
	10,000	8,707	1,293	9,702	8,127	1,575
Not Amortized:
Trade name	3,400	-	3,400	3,400	-	3,400
Total Other Intangibles	$ 13,400	$ 8,707	$ 4,693	$ 13,102	$ 8,127	$ 4,975

NOTE L - Short-Term Investments
At October 2, 2004 and October 4, 2003, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net gains and losses on trading securities, for the three and nine month periods ended October 2, 2004 and October 4, 2003.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003
Net gains (losses) recognized on trading securities	$ 35	$ (55)	$ (96)	$ (33)
Less net gains (losses) recognized on trading securities sold	-	3	(16)	(40)
Unrealized net gains (losses) on trading securities still held
at reporting date	$ 35	$ (58)	$ (80)	$ 7

NOTE M - Stock Repurchase Plan
In October 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At October 2, 2004, the Company had repurchased 877,500 shares under this plan for approximately $4.8 million at an average price per share of $5.47. In the third quarter of 2004, the Company repurchased 153,000 shares for approximately $810,000 at an average price per share of $5.30.

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

In June 2002, the United States Environmental Protection Agency ("EPA") served the Company with a Notice of Potential Liability and Request for Information regarding the J.M. Mills Landfill, which is part of the Peterson/Puritan Superfund site in Cumberland, Rhode Island. The Notice also requests that the Company pay past and future costs associated with the site. To date, approximately sixty entities have received Notice Letters from the EPA relative to the site. The Company filed its response in October 2002.

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future investigative costs incurred at the site. Past and future costs (excluding the required cleanup remedy, the cost of which will not be known until after the completion of the environmental investigation) are estimated at $5 million to $7 million. No discovery has been taken to date. At October 2, 2004, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill site, as the potential liability is not currently estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company has been a manufacturer and marketer of fine quality writing instruments for 157 years. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company also offers writing instrument accessories including refills and desk sets as well as Cross branded watches and business accessories. In April 2004, the Company opened a retail store in Harvard Square, Cambridge, Massachusetts under a corporate division called Cross Retail Ventures. This store, as well as a second store scheduled to open in November 2004 in a shopping mall outside of Boston, will be used as a test market for new product and merchandise. On April 22, 2003, the Company established its optical segment with the acquisition of Costa Del Mar, a designer, manufacturer and marketer of high-quality polarized sunglasses.

In the third quarter of 2004, the Company reported a net loss of $1.1 million, or seven cents per share, compared to a net loss of $973,000, or six cents per share, in the third quarter of 2003. The 2004 net loss was largely due to lower writing instrument & accessory sales volume combined with lower writing instrument gross profit margins in the quarter.

Year-to-date, the Company reported a net loss of $2.7 million, or eighteen cents per share, compared to a net loss of $359,000, or two cents per share, in 2003. The 2004 loss included a $1.3 million after tax restructuring charge and a $736,000 after tax gain due to a favorable property tax settlement with the Town of Lincoln, Rhode Island. The 2003 loss included a $1.1 million after tax restructuring charge and a $643,000 after tax gain on the disposition of the Company's facility in Ireland.

Due to the softer than anticipated results in the third quarter, the Company now expects annual consolidated revenue to increase in the low single digit range and reported earnings to be approximately breakeven for the full fiscal year.

Results of Operations Third Quarter 2004 Compared to Third Quarter 2003

Consolidated net sales were $30.1 million in the third quarter of 2004, a decrease of 4.5% compared to the third quarter of 2003. Writing instrument and accessory ("WI&A") net sales of $26.7 million declined 5.6% compared to the prior year. Sales from the optical segment were $3.4 million in the third quarter of 2004, compared to $3.2 million for the third quarter of 2003. The effect of foreign exchange was favorable to consolidated third quarter sales results by approximately $700,000, or 2.1 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	OCTOBER 2,	OCTOBER 4,	CHANGE
	2004	2003
Writing Instruments and Accessories:
Americas	$ 14,057	$ 16,028	(12.3)%
Europe, Middle East and Africa ("EMEA")	7,592	7,252	4.7%
Asia	4,416	4,304	2.6%
OEM	555	737	(24.7)%
Cross Retail Ventures	106	-	-
Sub-Total	26,726	28,321	(5.6)%
Optical	3,402	3,216	5.8%
Consolidated Net Sales	$ 30,128	$ 31,537	(4.5)%

Writing instruments and accessories revenue in the Americas region declined 12.3% to $14.1 million. This was primarily due to continued softness in the U.S. national account channel, which has reduced Cross product inventory levels approximately 26% since the beginning of 2004. Sell through of the Company′s products at these accounts, unfavorably influenced by the inventory reduction and the mix of product available, is down approximately 15% year to date. The Company took actions in the quarter to stimulate future business in its U.S. national accounts, as well as other retail accounts, by replacing slower-moving products and lowering certain retail price points on key products. Reserves related to these actions also had an unfavorable impact on sales results in the quarter. Sales by the Company's U.S. special markets division were down approximately $800,000, or 24.7%, from the third quarter of 2003. A $400,000 one-time order in the third quarter of 2003, which was not replaced in 2004, accounted for 50% of the sales decline in the quarter. U.S. carriage trade sales were essentially flat with 2003 as improved results generated from the Company′s new direct sales force were offset by lower sales in areas not yet benefiting from a direct sales force and 15.6% lower sales at U.S. military accounts. Revenue from the international Americas, Canada and Latin America, declined 16%.

The EMEA region sales of $7.6 million increased 4.7% compared to last year's third quarter. Business gift sales increased approximately 7% and retail sales were up approximately 3%. The increase in sales was due to exchange rates. Excluding the favorable impact of foreign exchange, EMEA revenue decreased approximately 3%. Increased sales in Germany and the Middle East distributor markets were offset by lower sales by our subsidiary in Spain, which was affected by restructuring efforts in the quarter. Sales in the UK and France were flat in the quarter compared to the prior year.

Sales of $4.4 million in the Asian markets were 2.6% higher in the third quarter of 2004 compared to the prior year quarter. Retail sales increased 4% while business gift sales were flat. The increase in sales was due to exchange rates, as excluding the favorable impact of foreign exchange sales were flat compared to 2003. Sales increases were reported by our Hong Kong subsidiary, which includes sales to other parts of China, as well as our Taiwan and Singapore subsidiaries. These results reflected the launch of Verve, our newest product line, growing economies, increased travel and distribution gains in mainland China. Japan, our largest subsidiary in the region, reported slightly higher sales compared to the third quarter of 2003.

OEM revenue, which includes both writing instruments and digital pens, decreased 24.7% to $555,000 in the third quarter of 2004 compared to the third quarter of 2003. This decline was primarily due to timing, as several customers shifted orders from the third to fourth quarter for inventory management purposes.

Optical segment revenue of $3.4 million in the third quarter of 2004 was 5.8% higher than the third quarter of 2003. The sales increase was the result of Costa Del Mar′s new product offering somewhat offset by the negative impact four hurricanes had on Florida, Costa Del Mar′s primary market.

Gross margin of 46.5% was down 3.0 percentage points ("PP") compared to the third quarter of 2003. WI&A gross margins were down 3.1PP due to reserves taken in the quarter related to efforts to stimulate growth in U.S. national accounts, as well as other retail accounts. These actions included replacing slower moving products, primarily Vice, and lowering retail price points on certain products important to these channels that are now produced at lower costs, such as Morph, which is being reduced from $50 M.S.R.P. to $30 M.S.R.P. Costa Del Mar gross margin, which had a small but favorable impact on consolidated gross margins, was somewhat lower than the third quarter of 2003 due to higher product costs, primarily the result of foreign exchange.

Selling, General and Administrative ("SG&A") expenses of $13.9 million in the third quarter of 2004 were slightly higher than the third quarter of 2003. WI&A expenses increased 1.4% and Costa Del Mar expenses decreased 4.1% compared to the third quarter of 2003. The WI&A increase was due to expenses related to the new direct sales force, Cross Retail Ventures and the weaker dollar, somewhat offset by savings related to the Company's restructuring program.

Service and Distribution ("S&D") costs were $878,000 in the third quarter of 2004 compared to $1.2 million in the third quarter of 2003. The decrease in S&D expenses was largely due to the lower sales volume in the Americas region.

The Company recorded $348,000 of restructuring charges in the third quarter of 2004. The charges incurred were primarily for costs associated with the global reorganization efforts in the EMEA region. Actions taken in the EMEA region to reduce administrative costs and streamline the organizational structure include eliminating the majority of the subsidiary finance and warehouse operations and consolidating that activity in the United Kingdom.

Interest and other income (expense) was income of $51,000 in the third quarter of 2004, versus expense of $25,000 in the third quarter of 2003: As the following table indicates, the $35,000 unrealized gain on trading securities in 2004 compared to a $58,000 unrealized loss on trading securities in 2003 was the primary reason for the difference in the quarter:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	CHANGE
	2004	2003
Interest Income	$ 77	$ 79	$ (2)

Interest expense	(106)	(88)	(18)
Unrealized gain (loss) on trading securities	35	(58)	93
Other income	45	42	3
Other (Expense) Income	$ (26)	$ (104)	$ 78
Consolidated Interest and Other Income (Expense)	$ 51	$ (25)	$ 76

The effective tax rate for the third quarter of 2004 was 27% compared to a 35% rate for the prior year quarter. The third quarter 2004 tax rate of 27% resulted from the Company's change in estimate of the tax rate for the full year 2004 from 35% to 32%. This change in estimate reflects a shift in the projected mix of domestic and foreign sourced income and a greater than expected benefit from export sales.

Results of Operations Nine Months Ended October 2, 2004 Compared to October 4, 2003

Consolidated net sales were $88.5 million in the first nine months of 2004, an increase of 1.4% compared to the first nine months of 2003. WI&A net sales of $76.7 million declined 5.1% compared to the first nine months of 2003. Sales from the optical segment, established on April 21, 2003 with the acquisition of Costa Del Mar Sunglasses, Inc, were $11.8 million in the first nine months of 2004 compared to $6.4 million in 2003 from the April 21 acquisition date. The effect of foreign exchange was favorable to consolidated year to date sales results by approximately $2.5 million, or 2.8 percentage points.

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	OCTOBER 2,	OCTOBER 4,	CHANGE
	2004	2003
Writing Instruments and Accessories:
Americas	$ 37,907	$ 44,537	(14.9)%
EMEA	23,360	20,870	11.9%
Asia	13,557	11,798	14.9%
OEM	1,683	3,631	(53.6)%
Cross Retail Ventures	200	-	-
Sub-Total	76,707	80,836	(5.1)%
Optical	11,808	6,446	83.2%
Consolidated Net Sales	$ 88,515	$ 87,282	1.4%

WI&A revenue in the Americas region declined 14.9% to $37.9 million. This decline was largely due to a 28% decrease in the Company's U.S. national accounts division, as our office superstore customers, implementing tighter inventory controls, reduced their Cross product inventory by approximately 26%. This was primarily accomplished by significantly reduced reorder rates. Additionally, year-to-date sell through at these accounts was approximately 15% lower than the prior year. We believe this reduction in takeaway was exacerbated by the focus on tighter inventory controls. The Company took actions in the third quarter to stimulate future business in its U.S. national accounts, as well as other retail accounts, by replacing slower-moving products and lowering certain retail price points on key products. Reserves related to these actions had an unfavorable impact on the sales results. Sales by the Company's U.S. business gift division declined 12.6%, due largely to two large business gift orders in the first quarter of 2003 and one $400,000 order in the third quarter of 2003 that were not replaced in 2004. U.S. carriage trade sales were 2.1% higher in the first nine months of 2004, primarily due to an increase in sales to new and existing accounts now serviced by our new direct sales force, somewhat offset by lower sales to U.S. military accounts. Revenue from the international Americas, Canada and Latin America, declined approximately 14%, primarily due to a change in distribution method in Canada from a wholly owned subsidiary to a distributor in September of 2003.

EMEA region sales of $23.4 million increased 11.9% compared to last year's first nine months. Business gift sales increased 17.3% and retail sales increased 8.7%. Excluding the favorable impact of foreign exchange, EMEA revenue increased approximately 2.7% during the first nine months of 2004 compared to the first nine months of 2003. Sales in the UK, Germany and France increased, while sales in Spain were flat.

Sales of $13.6 million in the Asian markets were 14.9% higher in the first nine months of 2004 compared to the first nine months of 2003. Retail sales increased 22.9% and business gift sales increased 3.8%. Sales by our Hong Kong subsidiary, which includes sales to other parts of China, increased 54%. Our Taiwan and Singapore subsidiaries and our distributor and duty free accounts also improved significantly in the first nine months of 2004 compared to the prior year. In addition, sales by our largest Asian subsidiary, Cross Company of Japan, increased 2.8% in the first nine months of 2004. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 10.1% during the first nine months of 2004 compared to the first nine months of 2003. These favorable results were largely due to the launch of Verve, our newest product line, growing economies, increased travel in the region, distribution gains in mainland China and the regional recovery from the impact of the SARS virus.

OEM revenue, which includes both writing instruments and digital pens, of $1.7 million decreased 54% in the first nine months of 2004 compared to the first nine months of 2003. OEM revenue from traditional writing instruments decreased 39% compared to 2003. Orders for writing instruments sold to Paul Smith, a designer and specialty retailer, in the first nine months of 2003 were not repeated in 2004. In addition, several customers moved orders from the third to the fourth quarter of 2004 for inventory management purposes. OEM revenue from digital pens for Tablet PC products was $81,000 in the first nine months of 2004 compared to $998,000 in 2003 as there is little demand for this product.

Optical segment revenue was $11.8 million in the first nine months of 2004 compared to $6.3 million from the April 21, 2003 Costa Del Mar acquisition date through October 4, 2003. Costa Del Mar sales increased 14.3% for the first nine months of 2004 compared to the full nine month 2003 period.

Cross Retail Ventures revenue since its inception in April 2004 through October 2, 2004 was $200,000.

Gross margin of 50.3% was 0.3 PP higher than last year's first nine month margin of 50.0%. The increase was entirely due to income related to a favorable property tax settlement. In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed values used to determine taxes on the Company's properties. The settlement included a $682,000 tax refund, recorded as a reduction of cost of goods sold. Historically property taxes have been included in cost of goods sold. Excluding the benefit of this tax settlement, WI&A margin decreased 0.4 PP reflecting the actions taken in the third quarter of 2004 as described above. Costa Del Mar gross margins were down 3.9PP from 2003 due to higher costs, primarily the result of foreign exchange. Costa Del Mar had a small but positive effect on consolidated gross margins.

SG&A expenses of $42.7 million in the first nine months of 2004 were 7.9% higher than the first nine months of 2003. The increase was largely due to the inclusion of Costa Del Mar's $4.8 million of SG&A expenses compared to $2.8 million from the April 21, 2003 Costa Del Mar acquisition date through October 4, 2003. The increase in WI&A expenses was attributable to the unfavorable impact of foreign exchange.

R&D expenses in the first nine months of 2004 were lower than the comparable 2003 period by 6.8%, primarily due to lower WI&A spending. WI&A R&D was 13.5% lower than the prior year primarily due to lower planned spending levels.

S&D costs were $2.9 million in the first nine months of 2004 compared to $2.5 million in the first nine months of 2003. The increase was largely due to the inclusion of a full nine months of Costa Del Mar's 2004 S&D expense compared to a partial prior year period.

The Company recorded $1.9 million of pre-tax restructuring charges in the first nine months of 2004. The charges incurred were primarily for severance and related costs associated with the global reorganization efforts in the EMEA region. Actions taken in this region to reduce administrative costs and streamline the organizational structure include eliminating the majority of the subsidiary finance and warehouse operations and consolidating that activity in the United Kingdom, as well as strengthening the sales force in the region.

In 2003, the Company recorded a $1.0 million pre-tax gain resulting from the sale of its building in Ireland, which formerly served as a manufacturing and distribution facility.

Interest and other income was $261,000 in the first nine months of 2004 compared to income of $9,000 in the first nine months of 2003:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	CHANGE
	2004	2003
Interest Income	$ 621	$ 282	$ 339

Interest expense	(294)	(164)	(130)
Unrealized loss on trading securities	(71)	(90)	19
Other (expense) income	5	(19)	24
Other Expense	$ (360)	$ (273)	$ (87)
Consolidated Interest and Other Income	$ 261	$ 9	$ 252

Interest income was $339,000 higher in 2004 due to $401,000 of interest income on the property tax settlement with the Town of Lincoln, Rhode Island. This was offset by lower interest income on the Company′s investments due to the lower level of investments. Interest expense was $294,000 in the first nine months of 2004, as compared to $164,000 in the first nine months of 2003, due to the higher level of borrowing.

The effective tax rate for the first nine months of 2004 was 32% compared to 35% for the prior year period. The 2004 rate is the Company′s best estimate of the effective tax rate for the full year, which reflects the projected mix of domestic and foreign sourced income and a larger benefit from export sales compared to 2003.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash and investments ("cash"), cash generated from operations and amounts available under the Company's $25 million line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, defined benefit retirement plan contributions, stock repurchase programs and debt service. The Company does not expect its future cash needs to increase to the extent that these historical sources of liquidity and capital will not be sufficient to meet its needs.

The Company's cash balance of $13.7 million at October 2, 2004 declined $2.5 million from January 3, 2004, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2003 by approximately $8.5 million to $23.7 million, primarily due to cash collected in January 2004 from customers who took advantage of the Company's 2003 extended dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2003 purchases to 2004. This program was similar to holiday season extended dating programs that have been offered in prior years. Somewhat offsetting a $9.4 million decrease in writing instrument and accessory accounts receivable was an approximate $900,000 increase in Costa Del Mar accounts receivable due to increased sales and the timing of cash collections.

Inventory was $22.0 million at October 2, 2004, an increase of approximately $5.9 million since January 3, 2004. This increase was primarily due to planned higher safety stock levels on selected writing instrument products that were built in conjunction with the manufacturing transition. Costa Del Mar's inventory level at October 2, 2004 of $2.4 million was $700,000 higher than at January 3, 2004 due to the launch of new products.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At January 3, 2004 the Company had repurchased 674,500 shares under this plan for approximately $3.7 million at an average price per share of $5.49. In the first nine months of 2004, the Company repurchased 203,000 additional shares for approximately $1.1 million at an average price per share of $5.37.

The Company currently has available a $25 million unsecured line of credit with a bank. At October 2, 2004 the outstanding balance on this line of credit was $3 million and the unused and available portion was $22 million.

In 2003, the Company borrowed $9 million to finance the acquisition of Costa Del Mar. On October 2, 2004, approximately $7.2 million of the original $9 million term note was outstanding of which $5.9 million was classified as long-term debt, less current maturities, and $1.3 million was classified as current maturities of long-term debt.

In the first nine months of 2004, approximately $2.7 million was paid as a result of the corporate restructuring program initiated in July 2003. As a result of this program, the Company expects to realize general and administrative savings of approximately $4 million to $5 million annually beginning in 2004 and, assuming the manufacturing plan is fully implemented, the Company expects to realize manufacturing cost savings of approximately $5 million to $7 million annually. All projected savings are computed from the base year of 2002. The general and administrative portion of this program was designed to increase the Company's competitiveness in the global marketplace by reinvesting a substantial portion of the savings in product development and diversification as well as marketing and brand development. The manufacturing savings, if and when realized, are expected to increase the Company's profitability. The total cost is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. At October 2, 2004, approximately $4.3 million has been paid to date as a result of this program.

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

The Company will contribute approximately $1,160,000 to its pension plans in 2004, $1,049,000 of which was paid in the third quarter.

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

At October 2, 2004, cash available for domestic operations was approximately $1.3 million, while cash held offshore was approximately $12.4 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered to be invested indefinitely and recorded a provision for deferred income taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of October 2, 2004, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred income taxes were recorded in the first nine months of fiscal 2004.

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

(b) Changes in Internal Controls over Financial Reporting: No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 4, 2004 - July 31, 2004	22,600	$5.20	22,600	652,900
August 1, 2004 - August 28, 2004	54,400	$5.31	54,400	598,500
August 29, 2004 - October 2, 2004	76,000	$5.31	76,000	522,500
Total	153,000	$5.30	153,000

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At October 2, 2004 the Company had repurchased 877,500 shares under this plan for approximately $4.8 million at an average price per share of $5.47. In the third quarter of 2004, 153,000 shares were purchased for approximately $810,000 at an average price per share of $5.30.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

b) Reports on Form 8-K

On July 16, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9., "Regulation FD disclosure," a press release that was issued on the same date announcing the resignation of John T. Ruggieri, Senior Vice President, Treasurer, Chief Financial Officer, and President of the Pen Computing Group, effective August 11, 2004.

On July 21, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12., "Results of Operations and Financial Condition," a press release that was issued on the same date announcing the Company's financial results for the second quarter ended July 3, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: November 12, 2004	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 12, 2004	By: GARY S. SIMPSON Gary S. Simpson Corporate Controller Chief Accounting Officer