Form 10-K
period 2005-01-01
CROSS A T CO
filed 2005-03-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes	No	X

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $33.6 million.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2005:
Class A common stock			-	13,206,641	shares
Class B common stock			-	1,804,800	shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Business
The A.T. Cross Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. The optical segment was established in 2003 with the acquisition of Costa Del Mar Sunglasses, Inc. For certain financial information with respect to these segments, see Note L to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Writing Instruments and Accessories
We manufacture and market fine quality writing instruments under the Cross® brand consisting of ball-point pens, fountain pens, selectip rolling ball pens, which accommodate various types of refills, and mechanical pencils. We also manufacture and market a variety of refills for most of our product types. In addition to Cross branded writing instruments, we design and market writing instruments sold under the Penatia™ and Omni® by Cross brands and a line of writing instruments sold under the licensed name of Bill Blass®. The Company is an Original Equipment Manufacturer ("OEM") of writing instruments. In addition to writing instruments, we also design and market desk sets. In 2003, we launched a line of business accessories, which we designed. They include pad portfolios, personal digital assistant ("PDA") cases, business card cases, key rings, letter openers and money clips. We also design and market a line of watches, primarily for the business gift market. The Company periodically launches new products.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of the Company's writing instrument sales occur at suggested retail price points between approximately $10 and $50. We continue to be a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Ion®, Morph®, MicroPen, Cross Matrix®, Radiance, Solo®, and selected Century II and ATX® writing instruments. The Cross Townsend®, Verve™ and Century II lines provide the Company a presence in the $55 to $300 price range. The Penatia brand, which is not a "Cross" branded line of writing instruments, provides the Company a presence in the under $10 price range. Watches are priced between $70 and $190, and business accessories are priced between $20 and $110.

The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure. Our watches are sold with a limited ten-year warranty, and business accessories are sold with a limited one-year warranty.

The Company's products are sold throughout the United States by our direct sales force and manufacturers' agents or representatives to approximately 6,200 retail and wholesale accounts. Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, mass merchandisers, catalogue showrooms, United States military post exchanges, service centers and central buying operations. Our wholesale accounts distribute the Company's products to retail outlets that purchase in smaller quantities. The Company's products are also sold to consumers in the United States, Canada and Hong Kong on the Company's web site: www.cross.com. Advertising specialty representatives market the Company's writing instruments, accessories and watches in the United States to business accounts. Typically, such products are engraved or carry the purchaser's name or emblem and are used for gifts, sales promotions, incentive purposes or advertising.

Sales of the Company's products outside the United States during 2004 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Optical
The Company, through its wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., designs, manufactures and markets premium, high-quality, polarized eyewear through its optical segment under the brand name Costa Del Mar®. Offered in more than 35 styles and 16 lens options at suggested retail price points between approximately $100 and $300, our eyewear is sold by employee representatives and manufacturer's agents to approximately 3,000 retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship.

Raw Materials
Raw materials for use in writing instruments are obtained from both domestic and foreign suppliers. Items such as certain fountain pen front sections, refills, coated caps and barrels, and some lacquer coatings are imported from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen front sections, cap components and certain coated shells are imported from Japan. Some rings, pen mechanisms, molded components, and cap components are imported from China.

The majority of component materials for the optical segment are imported from specialized manufacturers located in Europe and Japan.

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

Patents, Licenses and Trademarks
The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the trademark "COSTA DEL MAR." The principal trademark "CROSS" is of fundamental importance to our business in general and the trademark "COSTA DEL MAR" is of fundamental importance to the optical segment. The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, our desk set units, Cross Townsend, Solo, Radiance, Morph, Ion, Cross Matrix, Verve, Micropen and fountain pens and mechanical pencils and ball-point pen mechanisms. While we pursue a practice of seeking patent protection for novel inventions or designs, our business is not dependent upon obtaining and maintaining patents.

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

Working Capital Requirements
Writing instrument and sunglass inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The Company offers, and may offer in the future, extended payment terms, primarily to domestic retail writing instrument customers, at certain points during the year, usually September through November. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Customers
The Company is not dependent upon any single customer for more than 10% of its consolidated revenues. The Company is dependent, however, on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for a significant portion of its revenue. In 2004, sales to this group were approximately 13% of consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Backlog of Orders
The backlog of orders is not a significant factor in the Company's business.

Government Contracts
Sales of the Company's writing instrument products are made to military post exchanges and service centers, but the Company does not enter into any contracts that are subject to renegotiation or termination by the United States government.

Competition
The writing instrument industry is competitive, in particular with respect to product quality, brand recognition and price. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the United States and abroad. Many of these manufacturers produce lower priced writing instruments than those produced by the Company. Although the Company is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $10 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All of the Company's Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure.

The sunglass market in the United States is estimated to be $1.2 billion at wholesale. The Company's optical segment under the brand name Costa Del Mar competes in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be from $800 million to $900 million at wholesale. Several other sunglass companies also compete in the premium segment. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship.

See also the "Risks and Uncertainties; Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Research and Development
The Company had expenditures for research and development of new products and improvement of existing products of approximately $1.8 million in 2004, $1.9 million in 2003 and $2.2 million in 2002. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Environment
The Company believes it is in substantial compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note M to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees
The Company had approximately 695 employees at January 1, 2005.

International Operations and Export Sales
Approximately 51% of the Company's sales in 2004 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of writing instrument and accessory products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of United States dollar exchange, exchange control and other restrictive regulations. Undistributed earnings of our foreign manufacturing and marketing subsidiaries generally are not subject to current United States Federal and state income taxes. However, repatriation to the Company of the accumulated earnings of foreign subsidiaries would subject such earnings to United States Federal and state income taxes. See Note K and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

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

Executive Officers of the Company
The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 1, 2005 and their principle positions:

NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	47	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	45	Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	53	Corporate Controller, Chief Accounting Officer	1997
Tina C. Benik	(4)	45	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(5)	57	Vice President, Operations	1995
Joseph V. Bassi	(6)	52	Finance Director	1997
Peter J. Canole	(7)	50	Vice President, Global Sales	2004
Charles S. Mellen	(8)	41	Vice President, Global Marketing	2005

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
(2)

Prior to becoming Vice President, Finance and Chief Financial Officer in 2005, Kevin F. Mahoney was Director, Corporate Development at the Raytheon Company from 2004 to 2005. From 1984 to 2004, Mr. Mahoney was with Deloitte & Touche, LLP, most recently serving as Partner.

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
(7)

Prior to becoming Vice President, Global Sales in 2004, Peter J. Canole was Vice President, International from 2003 to 2004, Vice President, Asia from 2001 to 2003 and Managing Director, Asia-Pacific from 2000 to 2001. From 1998 to 2000, Mr. Canole was Director, Worldwide Travel Retail for Hasbro, Inc.

(8)	Prior to becoming Vice President, Global Marketing in 2005, Charles S. Mellen was Vice President of Marketing at Tumi, Inc. from 1996 to 2004.

Item 2.	PROPERTIES

The Company currently owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in Lincoln, Rhode Island. This facility, which is well maintained and in good repair, is utilized in a manufacturing, distribution and administrative capacity. The production capacity of this facility is sufficient to meet the Company's needs for the foreseeable future.

The Company leases administrative facilities and/or warehouse space for its operations in France, the United Kingdom, The Netherlands, Spain, Germany, Japan, Taiwan, Hong Kong, Singapore, Lincoln, Rhode Island, Boston, Massachusetts, Miami and Ormond Beach, Florida. The Company also leases retail facilities in Cambridge and Newton, Massachusetts.

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

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the Section 10(b) and 20(a) claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. On January 8, 2004, the District Court heard oral argument on defendants' motion for summary judgment. On July 21, 2004, the Court issued its Memorandum and Order partially granting defendants' motion for summary judgment and narrowing the class period to encompass only purchases made between July 16, 1998 and April 22, 1999. Due to the revised class period, the plaintiff's two proposed class representatives no longer had standing to assert claims on behalf of the proposed class. The Court, however, allowed the plaintiff class an opportunity to recruit new class representatives. Discovery concerning plaintiff's proposed substitute class representatives is ongoing. The Company maintains that the claims are without merit and will continue to vigorously contest the litigation.

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
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company's Class A common stock is traded on the American Stock Exchange (symbol: ATX). There is no established trading market for the Company's Class B common stock. At January 1, 2005, there were approximately 1,300 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 14,925,848 and 15,080,115 during 2004 and 2003, respectively. High and low stock prices of Class A common stock for the last two years were:

2004			2003
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$7.00	$6.25	First	$5.65	$4.80
Second	$6.74	$4.77	Second	$5.98	$4.76
Third	$5.55	$5.06	Third	$6.15	$4.95
Fourth	$5.58	$4.60	Fourth	$6.69	$5.96

Dividend Information
The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company.

Unregistered Sales of Securities None.

Issuer Purchases of Equity Securities
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
October 3, 2004 - October 30, 2004	57,000	$5.32	57,000	465,500
October 31, 2004 - November 27, 2004	-	-	-	465,500
November 28, 2004 - January 1, 2005	52,500	$4.84	52,500	413,000
Total	109,500	$5.09	109,500

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At January 1, 2005, the Company had repurchased 987,000 shares under this plan for approximately $5.4 million at an average price per share of $5.42. In the fourth quarter of 2004, 109,500 shares were purchased for approximately $557,000 at an average price per share of $5.09.
Item 6.	SELECTED FINANCIAL DATA

Five-Year Summary	2004	2003	2002	2001	2000

OPERATIONS: (THOUSANDS OF DOLLARS)

Net Sales	$ 129,480	$ 126,365	$ 118,226	$ 124,356	$ 131,363
(Loss) Income Before Income Taxes	(1,553)	2,218	6,687	2,538	(6,913)
Income Tax (Benefit) Provision	(698)	441	1,771	1,616	815
(Loss) Income from Continuing Operations	(855)	1,777	4,915	922	(7,728)
Income (Loss) from Discontinued Operations, Net	-	-	-	58	(371)
Net (Loss) Income	(855)	1,777	4,915	980	(8,099)

PER SHARE DATA: (DOLLARS)

Basic and Diluted Net (Loss) Income Per Share:
Continuing Operations	(0.06)	0.12	0.31	0.06	(0.47)
Discontinued Operations	-	-	-	-	(0.02)
Net (Loss) Income	(0.06)	0.12	0.31	0.06	(0.49)

	2004	2003	2002	2001	2000
FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Current Assets	$ 73,048	$ 76,712	$ 68,184	$ 72,805	$ 85,826
Current Liabilities	36,234	35,933	30,384	33,233	48,086
Working Capital	36,814	40,779	37,800	39,572	37,740
Total Assets	113,351	118,146	105,573	111,350	128,731
Long-Term Debt, Less Current Maturities	5,513	6,863	-	-	-
Accrued Warranty Costs	1,603	1,936	1,888	3,541	3,359
Shareholders' Equity	70,002	73,415	73,301	74,575	77,286

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Overview
A.T. Cross Company is a leading designer and marketer of branded personal and business accessories. The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company's new product strategy has led it to explore the under $10 segment of the writing instrument and after-market refill market under the brand name Penatia. Also under the Cross brand, the Company offers a line of watches and a variety of business and writing instrument accessories. We also offer writing instruments under licensed brands such as Bill Blass. The Company established an optical segment with the April 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses.

The Company has been operating in a difficult economic environment in a mature and competitive category. Fiscal 2004 represented the fourth consecutive year in which the Company's core writing instrument and accessory segment reported a decline in sales. Several years ago, the Company challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and modern company poised for sustainable growth and long-term profitability. Such attributes include a strong brand name, 158-year heritage, reputation for quality and craftsmanship, global distribution network and strong balance sheet. The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification and streamlining its operating structure.

The Company is competing vigorously to build its position as the category leader in terms of product innovation, marketing and merchandising. For the fifth consecutive year, approximately 20% of writing instrument and accessory revenue was derived from new products. The Company defines new product sales as those sales generated in a product's first twenty-four months. New products launched in 2004 included the Verve line; Cross Townsend line additions: Herringbone, Platinum Plated and Black Lacquer with Rhodium Plated appointments; Ion Metal new colors; Century II: Engelsberger, Art Deco and Kimono; additions to Cross's Penatia brand and licensed Bill Blass offerings as well as new watches and business accessories. They represent the new generation of Cross - sleek, innovative design fused with traditional functionality and craftsmanship. The Company has introduced marketing, packaging and point of purchase displays that reflect this image.

The Company's sales force is organized around three major geographic regions; the Americas, Asia and Europe, Middle East and Africa ("EMEA"). Within each of these regions, the Company uses a combination of direct sales force, manufacturers' representatives and distributors. From mid-2003 and throughout 2004 the Company transitioned from using manufacturers' sales representatives to a direct sales force for its United States carriage trade retail business in order to improve sales results. The Company believes this change has had positive results at accounts now served by this new direct sales force.

The execution of 2004 holiday product and marketing programs, developed with several of our national accounts in the United States, proved successful. However, strict inventory controls at these national account customers, as well as slower sell through at non-holiday periods, had the result of significantly lower sales. In 2004, the Company discontinued certain slower moving products and expects that a more focused product line, as well as lower price points on certain products now sourced overseas, will improve performance at these accounts.

Corporate gift sales to business and industry through our special markets division also declined in 2004 due to the continuing trend in this market toward lower priced writing instruments or away from the writing category altogether. In 2005, the Company plans to focus on taking share from its competitors in this market with new products and compelling programs.

As global economies recover, we are benefiting from our international efforts as evidenced by broad based revenue growth in these markets. We expect this positive momentum to continue into 2005.

The Cross brand has a strong awareness and, more importantly, consumers associate the Cross name with quality and style. The strong awareness of our name and the positive attributes associated with our brand supported the extension of the Cross brand into related personal accessory categories. Importantly, we wanted to move to categories that would allow us to further utilize our existing sourcing infrastructure and global distribution network. Our priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross's fine writing instruments. We have done this with our Cross branded accessories. In 2004, under a licensing agreement with Sun Optics, the Company introduced a line of Cross branded precision reading glasses. Four styles were introduced, each featuring a contemporary, rimless design and available in the six most popular diopter powers in the United States. In addition to Cross Readers, the company introduced seventeen new styles to its watch collection featuring vivid colors, geometric shapes and larger faces and dials designed to bring the Cross brand to younger fashion-forward consumers. The Company's accessories line, which currently includes items such as business card holders, money clips and day planners, will be expanded and improved upon in 2005. In 2004, watches and business accessories comprised approximately 2% of WI&A sales. We have developed a foothold in these categories and look forward to further strengthening our presence in 2005.

The 2003 acquisition of Costa Del Mar proved to be very successful. Since the acquisition we have benefited from revenue diversification and top and bottom line growth. In 2004, Costa Del Mar grew its business 18% on a full year comparable basis through new product introductions and increased distribution. Costa Del Mar developed fifteen new products and launched nine, with the remaining six to be launched in early 2005. Costa Del Mar upholds our commitment to delivering to our consumers exceptional product, innovation and quality. Costa Del Mar also benefits from the strong optical business backgrounds of certain key members of the Cross senior management team. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

Our 'Cross into the Future' corporate restructuring program that we announced in July 2003, which involves streamlining our operations and sourcing certain products overseas, is designed to reduce our cost structure. The funds we generate will be used to invest in growing our businesses while at the same time generating an appropriate level of profitability. Our corporate reorganization program has two components: administrative and manufacturing. On the administrative side, we have streamlined our North American non-manufacturing operations and shifted resources to our marketing and selling functions. On the manufacturing side, as we are keenly aware that our consumers look to Cross for the highest-quality writing instruments in the world, our number one priority is and will always be maintaining our strict quality standards. As such, our transition to an overseas sourcing model will be a very deliberate and gradual process. The first products moved offshore during 2004. Further outsourcing will be dependent on our complete satisfaction that all product meets the high-quality standards that consumers expect from Cross. We believe these actions are necessary to preserve Cross's ability to remain a competitive, profitable company. We look forward to our 'Cross into the Future' program continuing to provide a more efficient operating structure that will allow us to focus more intensely on building and growing our portfolio of market-leading branded accessories. For an analysis of the corporate restructuring program, see Note D to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Reconciliation of Generally Accepted Accounting Principles ("GAAP") and Comparable Basis (Non-GAAP) Net (Loss) Income and Net (Loss) Income Per Share
In fiscal 2004 and 2003, there were a number of unusual events. The following chart provides a reconciliation of GAAP and non-GAAP net (loss) income and net (loss) income per share for fiscal 2004 and 2003:

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	FISCAL 2004	FISCAL 2003
GAAP net (loss) income	$ (855)	$ 1,777
Adjustments, net of tax:
Restructuring charges	1,279	1,956
Property tax settlement	(596)	-
Gain on disposition of asset held for sale	-	(792)
Comparable-Basis Net (Loss) Income	$ (172)	$ 2,941
Comparable-Basis Net (Loss) Income Per Share	$ (0.01)	$ 0.20

These non-GAAP results are among the indicators management uses as a basis for evaluating financial performance as well as for forecasting future fiscal periods. For these reasons, management believes that these non-GAAP measures can be useful to the reader of these financial statements and footnotes. This presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for net (loss) income and net (loss) income per share prepared in accordance with GAAP.

Comparison of Fiscal 2004 with Fiscal 2003
The following chart details net sales performance by segment and operating unit:

(THOUSANDS OF DOLLARS)	FISCAL 2004	FISCAL 2003	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 54,415	$ 61,653	(11.7)%
Europe, Middle East and Africa	38,401	34,613	10.9%
Asia	18,486	16,782	10.2%
Other	3,083	4,385	(29.7)%
Sub-total	114,385	117,433	(2.6)%
Optical	15,095	8,932	69.0%
Consolidated Net Sales	$ 129,480	$ 126,365	2.5%

Writing instruments and accessories revenue in the Americas region declined by $7.2 million, or 11.7%. This decline was primarily due to an 11.2% decline in domestic sales, as our national accounts division declined by 20% in 2004 compared to 2003. Office superstore accounts, which are handled by the national accounts division, reduced their on hand inventory levels of Cross product by approximately 18% during the year. In addition, sell through of the Company's products was down 13% year on year.

Business gift sales in the United States were 12% below 2003 as corporate demand for fine writing products declined due to competition from lower priced writing instrument products and other product categories.

Retail sales in the United States, consisting of sales to carriage trade customers and direct to consumer sales, primarily through the Company's web site, increased 2%. Sales through the Company's web site, www.cross.com, increased 64%. However, this was partially offset by a 4.5% decline in sales to carriage trade retailers. Starting in mid-2003, the Company transitioned from manufacturers' sales representatives to a direct sales force. The sales results for the east coast sales force, which transitioned mid-2003, increased 13% in 2004 compared to 2003. Sales for the west coast, which transitioned early in 2004, was down 2% for the year, but showed improved results compared to 2003 for the second, third and fourth quarters. The central/southern region, in the midst of transition, performed poorly as did military accounts. The Company's manufacturers' sales representatives for collegiate accounts improved results by 26.5%.

The increase in sales in the EMEA region was largely due to the effects of foreign exchange as the weaker United States dollar versus the euro and pound sterling resulted in higher translated United States dollar sales. Foreign exchange was favorable to EMEA sales results by approximately 8.7 percentage points as sales volume increased approximately 2% for the full year. Sales to customers in our subsidiary markets in the United Kingdom, France, Germany and Ireland were up 18%, 28%, 8% and 13% respectively.

Asia revenue of $18.5 million increased 10.2% compared to fiscal 2003 and increased by approximately 6% excluding the favorable effects of foreign exchange. Sales by our Hong Kong subsidiary increased 35% in 2004 as the Company launched a major effort in China to place Cross "shop-in-shops" in important stores in a number of large cities.

The Company's other sales consist of OEM sales of writing instruments and digital pens as well as its two retail test stores opened during 2004 in the greater Boston area. OEM sales decreased 40% compared to fiscal 2003 largely the result of a decline in the sales of digital pens for tablet PC products. Revenue from the Company's two retail test stores partially offset this decline.

The optical segment, which consists of the Company's Costa Del Mar subsidiary, increased revenue by 18% in fiscal 2004 compared to the comparable 2003 fiscal period. This increase was due to a number of new product introductions made in 2004 along with expanded distribution on the west coast of the United States.

The following chart details gross profit margins for both the writing instruments and accessories segment as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2004	FISCAL 2003	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	48.4%	51.1%	(2.7)
Consolidated	48.9%	51.4%	(2.5)

Writing instrument and accessory margins were adversely affected by additional inventory obsolescence reserves recorded in the fourth quarter of 2004 for certain slow-moving or discontinued products as the Company streamlined its product offering for 2005. This higher provision for inventory obsolescence comprised 1.4 percentage points of the 2.7 percentage point decline in writing instruments and accessories gross margin. The remaining decline was largely attributable to the highly competitive market conditions, which affected margins throughout 2004. The optical segment's gross margin for fiscal 2004 had a slight, but favorable effect on the consolidated gross margin for the year.

Consolidated selling, general and administrative ("SG&A") expenses of approximately $57.4 million were $1.4 million, or 2.4%, higher than in 2003. SG&A expenses were 44.3% of net sales in both 2004 and 2003. SG&A expenses for WI&A of approximately $51.1 million were $0.8 million lower than fiscal 2003. The effect of foreign exchange in the WI&A segment resulted in approximately $1.6 million of higher SG&A expenses, which was more than offset by savings resulting from the Company's restructuring program. SG&A expenses for the optical segment were $6.3 million in fiscal 2004 and $4.1 million from the April 2003 acquisition date through January 3, 2004.

Service and distribution ("S&D") expenses of $3.5 million were $0.3 million higher than fiscal 2003 and are in line with the increase in revenue compared to fiscal 2003.

Research and development ("R&D") expenses of $1.8 million were $0.2 million lower than fiscal 2003. This was due primarily to more WI&A segment R&D work being outsourced than performed in-house. Offsetting this somewhat was an increase in R&D at the optical segment in support of the new product lines.

Restructuring charges of $2.3 million were recorded in the Company's WI&A segment in fiscal 2004 compared to $2.4 million in fiscal 2003. These charges were related to the corporate restructuring program announced in July 2003. As a result of the restructuring program, the Company expects to realize G&A savings of $4 million to $5 million annually, on a 2002 cost base, beginning in fiscal 2004. For an analysis of the corporate restructuring program, see Note D to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

A $1.0 million gain on disposition of asset held for sale was recorded in fiscal 2003 as a result of the 2003 sale of the Company's former manufacturing and distribution facility in Ireland, which was closed in 2001.

Consolidated interest income in fiscal 2004 was $0.7 million compared to $0.5 million in 2003. In 2004, the Company recorded $0.4 million of interest income on the property tax settlement with the Town of Lincoln, Rhode Island. In 2003, the Company recorded $156,000 of interest income on the value added tax claim settlement with the Spanish government. Excluding these one-time events, interest income in 2004 was 23% lower than 2003 due to the lower level of average invested funds on relatively flat average interest rates.

The following chart details the major components of other income and (expense):
(THOUSANDS OF DOLLARS)	FISCAL 2004	FISCAL 2003	CHANGE
Interest expense	$(413)	$(291)	$(122)
Unrealized loss on trading securities	(19)	(105)	86
Other	(160)	(196)	36
Other Expense	$(592)	$(592)	$ -

In fiscal 2004, the Company's effective tax rate was 45.0% compared to 19.9% in fiscal 2003. The increase in 2004 over the Federal statutory rate was primarily related to the reduction in the reserve for potential income tax exposures. In 2003, the rate was favorably affected by a benefit from foreign sourced income taxed at lower rates. Excluding unusual items, the Company expects that the tax rate in future years will be comparable to the Federal statutory rate. For an analysis of income taxes see Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, the consolidated net loss in fiscal 2004 was $0.9 million ($0.06 net loss per share, basic and diluted) as compared to the fiscal 2003 net income of $1.8 million ($0.12 net income per share, basic and diluted).

Comparison of Fiscal 2003 with Fiscal 2002
Consolidated net sales were $126.4 million in fiscal 2003, an increase of $8.1 million, or 6.9%, compared to fiscal 2002. WI&A net sales of $117.4 million were less than 2002 by approximately $0.8 million, or 0.7%. Sales from the optical segment, established in April of 2003 with the acquisition of Costa Del Mar Sunglasses, Inc, were $8.9 million in 2003. The effect of foreign exchange was favorable to consolidated full year sales results by approximately $4.6 million, or 4 percentage points.

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2003	FISCAL 2002	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 61,653	$ 63,723	(3.2)%
Europe, Middle East and Africa	34,613	33,655	2.8%
Asia	16,782	16,446	2.0%
OEM	4,385	4,402	(0.4)%
Sub-total	117,433	118,226	(0.7)%
Optical	8,932	-	-
Consolidated Net Sales	$ 126,365	$ 118,226	6.9%

Writing instrument and accessory revenues in the Americas region of $61.7 million declined $2.1 million, or 3.2%, compared to fiscal 2002. Domestic writing instrument net sales of $51.8 million decreased $2.2 million, or 4%, while international Americas writing instrument net sales of $9.9 million were about flat compared to fiscal 2002. Domestic writing instrument volume for the full year was adversely affected by continued weak economic conditions. These adverse conditions affected both the retail, primarily carriage trade accounts, and business gift divisions, which were below 2002 sales levels by 4.1% and 4%, respectively. This poor performance at retail was somewhat offset by improved performance at certain national accounts, where holiday programs put in place proved successful, and the mid-2003 establishment of a direct retail sales force on the east coast.

Writing instruments and accessory sales in the EMEA and Asia regions of $51.4, up 2.6% for the year, were favorably affected by foreign exchange as the weaker United States dollar versus the euro, yen and pound sterling resulted in higher translated United States dollar sales. Foreign exchange was favorable to EMEA and Asia sales results by approximately 8.8 percentage points for the full year.

Writing instrument and accessory revenues in the EMEA region of $34.6 million increased $1 million, or 2.8%, compared to fiscal 2002. Retail and business gift sales improved over the prior year by 0.7% and 4%, respectively, due entirely to the favorable effects of foreign exchange. Excluding these favorable effects, EMEA revenues would have been down 8.4% year on year. This decline is attributable to the poor economic conditions in this region and the direct effects of the war in the Middle East.

Writing instrument and accessory revenues in Asia of $16.8 million increased $0.3 million, or 2%, compared to fiscal 2002. Business gift sales, which make up approximately 40% of the regions sales, were up 5% over fiscal 2002 while retail sales were essentially flat. The effects of favorable foreign exchange added approximately 4 percentage points to the full year sales improvement. The Asia region, which had been adversely affected by the outbreak of the SARS virus primarily during the first half of the year, improved 17.7% in the last six months of 2003 compared to the last six months of 2002. This was due, in part, to pent up demand in the first half of fiscal 2003 and favorable foreign exchange, which comprised 3.6 percentage points of the sales increase.

OEM sales of writing instruments and digital pens of $4.4 million was essentially even with fiscal 2002.

Consolidated gross profit margins of 51.4% in fiscal 2003 were higher than fiscal 2002 by 0.1 percentage points:
Gross Profit Margins:	FISCAL 2003	FISCAL 2002	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	51.1%	51.3%	(0.2)
Consolidated	51.4%	51.3%	0.1

Writing instrument and accessory margins in fiscal 2003 were 51.1%, or 0.2 percentage points, less than fiscal 2002. They were adversely affected by changes in product mix to lower margined writing instruments. This unfavorable shift was somewhat offset by lower levels of manufacturing overhead and variances for the year. The optical segment's gross margin for fiscal 2003 had a small but favorable effect on the consolidated gross margin for the year.

Consolidated SG&A expenses of approximately $56.0 million were $4 million, or 7.6%, higher than in fiscal 2002 and were 44.3% of net sales in fiscal 2003 compared to SG&A expenses of $52.1 million, or 44.0% of net sales, in fiscal 2002. SG&A expenses for WI&A of approximately $51.9 million were about equal to fiscal 2002. SG&A expenses for the optical segment of $4.1 million in fiscal 2003 were all incremental to fiscal 2002. The effect of foreign exchange in the WI&A segment resulted in approximately $2.1 million of higher SG&A expenses, which was offset by savings resulting from the Company's restructuring program and expense reductions initiated prior to the implementation of the restructuring program in response to lower sales volume in the first half of 2003.

S&D expenses of $3.2 million were $2.6 million higher than fiscal 2002. This increase was primarily due to an approximate $2.2 million favorable pre-tax adjustment to the Company's accrued warranty costs that was recorded in the fourth quarter of fiscal 2002.

R&D expenses of approximately $1.9 million were $0.2 million lower than fiscal 2002. WI&A segment R&D expense was $1.9 million, $0.3 million, or 12.2%, lower than fiscal 2002, due to lower developmental expenditures for digital pen products.

Restructuring charges of $2.4 million were recorded in the Company's WI&A segment in fiscal 2003. These charges were related to the corporate restructuring program announced in July 2003. As a result of the restructuring program, the Company expects to realize SG&A savings of $4 million to $5 million annually beginning in fiscal 2004. It is estimated that approximately $1 million of operating expense savings were realized in fiscal 2003. For an analysis of the corporate restructuring program, see Note D to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

A $1 million gain on disposition of asset held for sale was recorded in fiscal 2003 as a result of the 2003 sale of the Company's former manufacturing and distribution facility in Ireland, which was closed in 2001.

There was no environmental remediation expense recorded in fiscal 2003 compared to the $0.2 million reduction recorded in fiscal 2002 due to a change in the estimated cost of environmental remediation for the Company's facility in Ireland. This facility was sold in 2003 and the remaining approximate $0.5 million liability was reversed and included in the gain on disposition of asset held for sale as the purchaser of this facility assumed responsibility for its environmental remediation.

Interest and other (expense) income for fiscal 2003 was expense of $66,000 as compared to income of $0.7 million in fiscal 2002. WI&A segment interest and other (expense) income was expense of $59,000 and optical segment interest and other (expense) income was expense of $7,000.
(THOUSANDS OF DOLLARS)	FISCAL 2003	FISCAL 2002	CHANGE
Interest Income	$ 526	$ 563	$ (37)
Interest expense	(291)	(31)	(260)
Unrealized (loss) gain on trading securities	(105)	149	(254)
Other (expense) income	(196)	53	(249)
Other (Expense) Income	(592)	171	(763)
Consolidated Interest and Other (Expense) Income	$ (66)	$ 734	$ (800)

Consolidated interest income in fiscal 2003 was $37,000, or 6.6%, lower than interest income in 2002 as interest rates and average invested funds were lower than the prior year, partially offset by $0.2 million of interest received in 2003 from the Spanish government for the settlement of a value added tax claim. Other income (expense) was an expense of $0.6 million in 2003 compared to other income in 2002 of $0.2 million. Other expense in 2003 included $0.3 million more interest expense compared to 2002 due to the additional level of borrowings and an unrealized loss on trading securities of $0.1 million compared to an unrealized gain of $0.1 million in 2002.

In fiscal 2003, the Company recorded an income tax provision of $0.4 million on approximately $2.2 million of income from continuing operations. The effective tax rate was 19.9% as compared to 26.5% in fiscal 2002. This decrease in tax rate was primarily due to a favorable shift in the mix of foreign and United States sourced income as well as higher than expected export tax benefits. For an analysis of income taxes from continuing operations, see Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, the consolidated net income in fiscal 2003 was $1.8 million ($0.12 net income per share, basic and diluted) as compared to the fiscal 2002 net income of $4.9 million ($0.31 net income per share, basic and diluted).

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

The Company's cash balance of $15.5 million at the end of fiscal 2004 declined $0.7 million from the prior year, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased approximately $2.2 million from the prior year. WI&A segment accounts receivable of $27.1 million declined approximately $3.5 million from the prior year while optical segment accounts receivable of $2.8 million increased by $1.3 million from a year ago. The Company offers a dating program, primarily to its domestic retail writing instrument customers, whereby they may either delay payment on certain third and fourth quarter purchases until January of the next year or earn a greater discount if payment is made earlier. The earlier start to this year's dating program as well as early payment by certain customers, some of which took advantage of the discount offered, was the primary cause of the lower accounts receivable balance for WI&A. The increase in the optical segment accounts receivable was largely the result of the fourth quarter sales increase as Costa Del Mar launched a number of new products in 2004.

Total inventory of approximately $15.5 million decreased by $0.6 million compared to year end 2003. WI&A segment inventory declined by $1.9 million, primarily due to the Company's restructuring program, as five warehouse locations in Europe were reduced to one at the United Kingdom subsidiary. The increase in inventory at the optical segment was due largely to build up of inventory for several new product launches in the 2004 fourth quarter and fiscal 2005.

In fiscal 2004, approximately $3.0 million was paid as a result of a corporate restructuring program initiated in July 2003. The amount paid since the inception of the program through the end of fiscal 2004 was $4.5 million. The total cost of this restructuring program is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. As a result of this reorganization program, the Company expects to realize general and administrative savings of approximately $4 million to $5 million annually, on a 2002 cost base, beginning in 2004 and, assuming the manufacturing plan is fully implemented, the Company expects to realize manufacturing cost savings of approximately $5 million to $7 million annually, on a 2002 cost base,

In February 2004, the Company and the Town of Lincoln, Rhode Island settled a dispute regarding the assessed value used to determine taxes on the Company's properties for the years 1994 through 2003. The Company received credits of $473,000 in real estate taxes payable and a $610,000 cash payment. The entire amount was realized in 2004.

The Company's working capital was $36.8 million at the end of fiscal 2004, a decrease of $4 million from fiscal 2003, and its current ratio at the end of fiscal 2004 and 2003 was 2.0:1 and 2.1:1, respectively. Operating cash flow from operations was $6.2 million in fiscal 2004 compared to $2.1 million in fiscal 2003. This increase was largely due to the effect of lower accounts receivable at the end of 2004 compared to the end of 2003.

Additions to property, plant and equipment were approximately $4.5 million in fiscal 2004 compared to $4.1 million in fiscal 2003. In fiscal 2005, the Company expects capital expenditures to be somewhat higher than 2004 and more in line with 2002 levels of approximately $5.3 million. Depreciation expense in 2005 is expected to approximate that of 2004.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. In 2004, the Company repurchased 312,500 shares for approximately $1.6 million at an average price per share of $5.27. At January 1, 2005, the Company had repurchased 987,000 shares under this new plan for approximately $5.4 million at an average price per share of $5.42.

The Company maintains a $25 million unsecured line of credit with a bank. This agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of approximately $6.5 million. In the two fiscal years from 2003 through 2004, the Company has incurred approximately $4.8 million of restructuring charges. There is also a restriction on the Company's ability to grant security interests in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow at either the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate ("LIBOR"). The unused and available portion of the Company's $25 million unsecured line of credit was $22 million at January 1, 2005.

The Company will make a cash contribution of approximately $1.8 million to its defined benefit retirement plan in 2005.

The Company expects fiscal 2005 research and development expenses to be about equal to fiscal 2004.

The Company believes that existing cash and funds from operations, supplemented, as appropriate, by the Company's short-term borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, service its long-term debt and the remaining requirements of the restructuring and stock repurchase plans. Should operating cash flows in 2005 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2004, cash available for domestic operations amounted to approximately $4.1 million, and cash held offshore for international operations amounted to approximately $11.4 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings were no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of January 1, 2005, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in fiscal 2004.

Contractual Obligations and Commercial Commitments
An interest rate swap agreement effectively fixes the rate on the Company's five-year term note at 4.15%. The Company leases office and warehouse space and certain equipment under non-cancelable operating leases that expire through 2012. Future minimum lease payments under all non-cancelable leases and other contractual obligations at January1, 2005 were approximately:

(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Long-Term Debt	$ 6,863	$ 1,350	$ 5,513	$ -	$ -
Capital Lease Obligations	65	65	-	-	-
Operating Leases	4,553	1,857	2,252	282	162
Purchase Obligations	128	128	-	-	-
Pension Plan Obligations	1,819	1,819	-	-	-
Total	$ 13,428	$ 5,219	$ 7,765	$ 282	$ 162

Off Balance Sheet Arrangements
Not applicable.

New Accounting Pronouncements
For a description of new accounting pronouncements that affect the Company and the status of the Company's implementation thereof, see the "New Accounting Pronouncements" section of Note A to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. None are expected to have a material impact on the Company's consolidated financial position or results of operations.

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

The Company has adopted accounting practices that tend to reflect current costs in its consolidated statements of income. A portion of total inventories at the end of fiscal years 2004, 2003 and 2002 was accounted for using the last-in, first-out ("LIFO") valuation method. Normally under this method, the cost of goods sold reported in the financial statements approximates current costs, thus reducing distortions in reported income, due to the effect of changing prices.

Critical Accounting Policies
The Company applies certain accounting policies requiring management's estimates in determining reported results, see Note A "Significant Accounting Policies" to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The most critical accounting policies, requiring significant management judgement, are as follows:

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

We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We reduced our discount rate to 5.85 % in 2004 from 6.25% in 2003 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% and 8.5% in 2004 and 2003, respectively.

The Company tests goodwill for impairment at least annually. The Company completed its impairment testing as of November 29, 2004 and determined that goodwill was not impaired. Management's estimates of fair values, projections of future cash flows and other factors are significant factors in testing goodwill for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge.

Management believes that the degree to which actual results differ from these estimates could have a material effect on the Company's consolidated financial position or results of operations.

For additional information regarding management's estimates, see the "Risks and Uncertainties; Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Risks and Uncertainties; Forward-Looking Statements
Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of necessary raw materials and manufacturing technologies; the anticipated benefit of a direct sales force in the United States; the expected performance in national accounts in the United States in 2005; the expected success of the re-invigorated business accessory line; the continued performance of Costa Del Mar; the anticipated better performance of the Company's special market business; innovation of the Company's new products and programs; extensions of the Cross brand beyond writing instruments; benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; and the expectation that unremitted foreign earnings for which taxes have not been provided will continue to be permanently invested. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties.

The following section describes certain of the more prominent risks and uncertainties inherent in the Company's operations. However, this section does not intend to discuss all possible risks and uncertainties to which the Company is subjected, nor can it be assumed necessarily that there are no other risks and uncertainties that may be more significant to the Company. The Company undertakes no obligation to correct or update any forward-looking statements or statements of risk related thereto for any reason.

New Products: The Company's ability to restore growth in sales depends largely on consumer acceptance of various new products recently introduced and planned for introduction. The markets in which the Company sells are highly competitive, and there is no assurance that consumer acceptance will be realized to the degree necessary to generate growth in the Company's sales and earnings.

Dependence on Certain Suppliers: To maintain the highest level of product quality, the Company relies on a limited number of domestic and foreign suppliers for certain raw materials, manufacturing technologies and certain finished products. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located. The Company's manufacturing initiative will single source a significant number of finished products overseas. Should that supplier experience a disruption or cessation of operations, or if prices become less favorable, there could be a material adverse effect on the Company.

Sensitivity to Economic Conditions: Sales of the Company's products may be adversely affected by economic conditions in its domestic and international markets.

Dependence on Certain Accounts: The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for approximately 13% of its consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. Further, there is no assurance that these accounts will not continue to reduce their inventory levels.

Extension of the Cross Brand Beyond Writing Instruments: Because of the maturity of the fine writing instrument industry, the Company's ability to achieve growth is dependent, in part, on its ability to extend the Cross brand beyond writing instruments. There is no assurance that consumers will accept the Cross brand outside of writing instruments, particularly business accessories and watches, at the level necessary to generate sustainable growth for the Company with these products, or that consumers will accept the design and price of these products.

Streamlining Operations: The Company expects to generate cash from its streamlining of operations, some of which will be invested in its sales and marketing programs and other initiatives to generate growth. A significant portion of these savings has yet to be generated and is contingent on the Company's ability to effectively transition a segment of its manufacturing overseas and on the Company's ability to keep costs in other areas of the Company at acceptable levels.

Diversification of Business: In order to generate growth outside of writing instruments, one of the Company's strategic initiatives is to diversify outside of its core Cross branded product. Costa Del Mar was its first foray into this area of diversification. There can be no assurance that this newly acquired company will continue to grow at its current levels or that the Company will continue to find suitable targets for acquisitions.
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

There was $3 million and $3.2 million outstanding under the Company's line of credit at January 1, 2005 and January 3, 2004, respectively.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

PAGE

Report of Independent Registered Public Accounting Firm..............................................................	18

Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004.....................................	19
Consolidated Statements of Operations for the Years Ended
January 1, 2005, January 3, 2004 and December 28, 2002.....................................................	20
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended
January 1, 2005, January 3, 2004 and December 28, 2002.....................................................	20
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
January 1, 2005, January 3, 2004 and December 28, 2002.....................................................	21
Consolidated Statements of Cash Flows for the Years Ended
January 1, 2005, January 3, 2004 and December 28, 2002.....................................................	22

Notes to Consolidated Financial Statements............................................................................	23 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of January 1, 2005 and January 3, 2004, and the related statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed at Item 15C. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2005

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
	JANUARY 1, 2005	JANUARY 3, 2004
ASSETS
Current Assets
Cash and cash equivalents	$ 10,433,809	$ 8,295,135
Short-term investments	5,067,993	7,926,477
Accounts receivable, less allowances for doubtful accounts of
$1,179,000 in 2004 and $1,234,000 in 2003	29,986,283	32,142,519
Inventories
Finished goods	7,838,912	8,647,147
Work in process	4,141,240	4,181,866
Raw materials	3,527,457	3,235,340
	15,507,609	16,064,353
Deferred income taxes	5,420,780	4,470,623
Other current assets	6,631,795	7,812,698
Total Current Assets	73,048,269	76,711,805
Property, Plant and Equipment
Land and land improvements	1,201,732	1,201,732
Buildings	16,635,130	16,166,663
Machinery and equipment	111,102,105	107,936,326
	128,938,967	125,304,721
Less allowances for depreciation	105,199,435	99,379,655
Net Property, Plant and Equipment	23,739,532	25,925,066
Goodwill	7,288,014	7,408,014
Intangibles, Net	4,935,570	4,974,626
Deferred Income Taxes	3,823,049	2,702,367
Other Assets	516,407	424,215
Total Assets	$ 113,350,841	$ 118,146,093
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 3,000,000	$ 3,155,000
Current maturities of long-term debt	1,350,000	1,350,000
Accounts payable	5,081,783	7,048,178
Accrued compensation and related taxes	4,171,714	2,782,514
Accrued expenses and other liabilities	12,305,213	13,810,298
Retirement plan obligations	10,019,740	6,791,278
Restructuring liabilities	288,853	995,384
Income taxes payable	16,301	-
Total Current Liabilities	36,233,604	35,932,652
Long-Term Debt, Less Current Maturities	5,512,500	6,862,500
Accrued Warranty Costs	1,602,844	1,936,235
Commitments and Contingencies (Note M)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000,000 shares, 16,347,082 shares issued and
	13,174,034 shares outstanding at January 1, 2005, and 16,077,177
shares issued and 13,216,629 shares outstanding at January 3, 2004	16,347,082	16,077,177
Class B-authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at January 1, 2005 and January 3, 2004	1,804,800	1,804,800
Additional paid-in capital	17,142,209	15,974,580
Unearned stock-based compensation	(791,774)	(154,583)
Retained earnings	62,691,947	63,547,054
Accumulated other comprehensive loss	(2,039,060)	(328,194)
	95,155,204	96,920,834
Treasury stock, at cost, 3,173,048 shares in 2004 and
2,860,548 shares in 2003	(25,153,311)	(23,506,128)
Total Shareholders' Equity	70,001,893	73,414,706
Total Liabilities and Shareholders' Equity	$ 113,350,841	$ 118,146,093

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
A.T. CROSS COMPANY & SUBSIDIARIES
YEARS ENDED
JANUARY 1, 2005	JANUARY 3, 2004	DECEMBER 28, 2002

Net sales	$ 129,480,298	$ 126,365,475	$ 118,226,393
Cost of goods sold	66,114,751	61,423,627	57,543,998
Gross Profit	63,365,547	64,941,848	60,682,395

Selling, general and administrative expenses	57,368,038	56,014,123	52,053,535
Service and distribution costs	3,542,760	3,249,457	664,474
Research and development expenses	1,780,326	1,942,783	2,190,234
Restructuring charges	2,323,673	2,440,754	-
Gain on disposition of asset held for sale	-	(988,569)	-
Environmental remediation	-	-	(178,799)
Operating (Loss) Income	(1,649,250)	2,283,300	5,952,951
Interest and other income (expense), net	95,683	(65,752)	733,631
(Loss) Income from Operations, Before Income Taxes	(1,553,567)	2,217,548	6,686,582
Income tax (benefit) provision	(698,460)	440,530	1,771,430
Net (Loss) Income	$ (855,107)	$ 1,777,018	$ 4,915,152

Basic and Diluted Net (Loss) Income Per Share:
Net (Loss) Income Per Share	$ (0.06)	$ 0.12	$ 0.31

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,925,848	15,080,115	15,895,312
Effect of Dilutive Securities:
Common stock equivalents	-	(A)	137,805	218,020
Denominator for Diluted Net (Loss) Income Per Share	14,925,848	15,217,920	16,113,332
(A)	106,254 incremental shares related to options or restricted stocks granted are not included due to the net loss since the effects of such shares would be anti-dilutive.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
A.T. CROSS COMPANY & SUBSIDIARIES

	YEARS ENDED
	JANUARY 1, 2005	JANUARY 3, 2004	DECEMBER 28, 2002

Net (Loss) Income	$ (855,107)	$ 1,777,018	$ 4,915,152
Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation adjustments	308,312	799,110	637,178
Unrealized gain (loss) on interest rate swap, net of tax
provision (benefit) of $38,038 and ($32,503)	70,642	(60,362)	-
Minimum pension liability adjustment, net of tax
(benefit) provision of ($979,391), ($2,263) and $5,227	(2,089,820)	(9,050)	14,878
Comprehensive (Loss) Income	$ (2,565,973)	$ 2,506,716	$ 5,567,208

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES
	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY

Balances at December 29, 2001	$15,967,549	$1,804,800	$15,481,165	$(67,578)	$56,854,884	$(1,709,948)	1,309,681	$(13,755,513)	$74,575,359
Purchase of treasury stock							1,056,367	(7,139,828)	(7,139,828)
Stock option activity	37,035		163,839						200,874
Stock purchase plan	4,625		25,395						30,020
Non-cash compensation			17,811						17,811
Amortization of unearned
	stock-based compensation			49,365					49,365
Foreign currency translation adjustments						637,178			637,178
Minimum pension liability adjustment						14,878			14,878
Net income					4,915,152				4,915,152
Balances at December 28, 2002	16,009,209	1,804,800	15,688,210	(18,213)	61,770,036	(1,057,892)	2,366,048	(20,895,341)	73,300,809
Purchase of treasury stock							494,500	(2,610,787)	(2,610,787)
Grant of restricted stock for future services	50,000		212,500	(262,500)					-
Stock option activity	12,600		51,581						64,181
Stock purchase plan	5,368		22,289						27,657
Amortization of unearned
stock-based compensation				126,130					126,130
Foreign currency translation adjustments						799,110			799,110
Unrealized loss on interest rate swap						(60,362)			(60,362)
Minimum pension liability adjustment						(9,050)			(9,050)
Net income					1,777,018				1,777,018
Balances at January 3, 2004	16,077,177	1,804,800	15,974,580	(154,583)	63,547,054	(328,194)	2,860,548	(23,506,128)	73,414,706
Purchase of treasury stock							312,500	(1,647,183)	(1,647,183)
Grant of restricted stock for future services	152,900		669,476	(822,376)					-
Stock option activity	99,810		412,424						512,234
Stock purchase plan	2,238		11,494						13,732
Non-cash stock-based compensation	14,957		74,235						89,192
Amortization of unearned
stock-based compensation				185,185					185,185
Foreign currency translation adjustments						308,312			308,312
Unrealized gain on interest rate swap						70,642			70,642
Minimum pension liability adjustment						(2,089,820)			(2,089,820)
Net loss					(855,107)				(855,107)
Balances at January 1, 2005	$16,347,082	$1,804,800	$17,142,209	$(791,774)	$62,691,947	$(2,039,060)	3,173,048	$(25,153,311)	$70,001,893

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
	YEARS ENDED
CASH PROVIDED BY (USED IN):	JANUARY 1, 2005	JANUARY 3, 2004	DECEMBER 28, 2002
Operating Activities:
Net (Loss) income from operations	$ (855,107)	$ 1,777,018	$ 4,915,152
Adjustments to reconcile net (loss) income from
operations to net cash provided by operating activities:
Depreciation and amortization	7,472,392	7,603,678	7,952,568
Restructuring charges	2,323,673	2,440,754	-
Gain on disposition of asset held for sale	-	(988,569)	-
Loss on impairment of marketable equity securities	-	-	34,919
Provision for (reduction of) bad debts	252,483	636,079	(149,749)
Deferred income taxes	(1,050,443)	246,424	918,263
Provision for (reduction of) accrued warranty costs	175,420	119,807	(1,759,562)
Non-cash stock-based compensation	89,192	-	17,811
Unrealized losses (gains) on trading securities	19,246	105,404	(149,275)
Amortization of unearned stock-based compensation	185,185	126,130	49,365
Changes in operating assets and liabilities:
Accounts receivable	2,800,725	(2,095,283)	3,001,953
Inventories	735,064	(102,704)	915,301
Other assets, net	768,440	(2,126,619)	(2,718,184)
Accounts payable	(2,035,317)	861,918	55,182
Other liabilities, net	(1,123,946)	(3,180,873)	(4,918,052)
Warranty costs paid	(460,697)	(298,772)	(404,687)
Restructuring charges paid	(3,019,743)	(3,033,542)	(1,018,910)
Foreign currency transaction (gain) loss	(78,411)	(8,996)	430,323
Net Cash Provided by Operating Activities	6,198,156	2,081,854	7,172,418

Investing Activities:
Acquisition of Costa Del Mar, net of cash acquired	-	(9,569,907)	-
Additions to property, plant and equipment	(4,527,994)	(4,110,164)	(5,337,396)
Purchases of short-term investments	(3,053,815)	(10,076,464)	(11,982,702)
Sales or maturities of short-term investments	5,893,053	10,871,566	12,151,238
Proceeds from disposition of asset held for sale	-	1,563,692	-
Net Cash Used in Investing Activities	(1,688,756)	(11,321,277)	(5,168,860)

Financing Activities:
Proceeds from issuance of long-term debt	-	9,000,000	-
Repayment of long-term debt	(1,350,000)	(787,500)	-
Line of credit proceeds and repayments, net	(155,000)	2,155,000	1,000,000
Proceeds from sale of Class A common stock	525,966	91,838	230,894
Purchase of treasury stock	(1,647,183)	(2,610,787)	(7,139,828)
Net Cash (Used in) Provided by Financing Activities	(2,626,217)	7,848,551	(5,908,934)

Effect of exchange rate changes on cash and cash equivalents	255,491	541,141	399,586
Increase (Decrease) in Cash and Cash Equivalents	2,138,674	(849,731)	(3,505,790)
Cash and cash equivalents at beginning of year	8,295,135	9,144,866	12,650,656
Cash and Cash Equivalents at End of Year	$ 10,433,809	$ 8,295,135	$ 9,144,866

SUPPLEMENTAL INFORMATION:
Non-cash financing activities:
Conversion of a portion of outstanding line of credit
to term note	$ -	$ 9,000,000	$ -
Income taxes paid (refunded), net	880,000	(20,000)	1,460,000
Interest paid	407,000	290,000	31,000
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
JANUARY 1, 2005

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

Revenue Recognition: Revenue from sales is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title to the goods has passed to the customer, the sales price is fixed or determinable, and collection of the sales price is reasonably assured. Provisions are made at the time the related revenue is recognized for estimated product returns, term discounts and rebates.

Industry Segments and Nature of Operations: The Company has two reportable business segments: writing instruments and accessories, and optical. This was the result of the April 2003 acquisition of Costa Del Mar Sunglasses, Inc. In 2002, the Company had one reportable business segment: writing instruments and accessories.

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

The accounting policies of the Company's segment(s) are described in this summary of significant accounting policies. The Company evaluates segment performance based upon the profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different product lines. They are managed separately, as each unit requires different technologies and marketing strategies.

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Short-term investments are stated at fair value and consist of interest-bearing investments with a remaining maturity of greater than three months when purchased. At January 1, 2005 and January 3, 2004, short-term investments include time deposits, commercial paper and United States Government Agency bonds ("trading securities"), which are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Gains or losses on trading securities, realized and unrealized, are included in interest and other income (expense) in the WI&A segment. Cash equivalents and short-term investments are placed only with high-credit quality financial institutions. At January 1, 2005 and January 3, 2004, approximately 24% and 18%, respectively, of the Company's cash, cash equivalents and short-term investments were on deposit with one financial institution.

Marketable Equity Securities: The Company carries its investments in marketable equity securities that are available-for-sale at fair value and includes them in other current assets. Unrealized holding gains and losses, net of the related tax effect, on such securities are included in accumulated other comprehensive (loss) income, which is reflected in shareholders' equity.

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

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and Building Additions	39	Years
Building & Land Improvements, and Furniture & Fixtures	8 to 10	Years
Machinery & Equipment	5 to 8	Years
Leasehold Improvements	4 to 7	Years
Vehicles, Tooling and Desktop PCs	3 to 4	Years

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

Realized and unrealized gains and losses on contracts intended to hedge specific foreign currency transactions or commitments, if any, that qualify for hedge accounting are deferred and recorded as a component of accumulated other comprehensive income (loss) and accounted for as part of the transaction. Contracts are recorded at fair value on the balance sheet as a component of other current assets or accrued expenses and other liabilities.

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $12.5 million, $13.2 million and $12.7 million for fiscal 2004, 2003 and 2002, respectively. Accrued marketing support expenses were approximately $1.9 million and $2.6 million at January 1, 2005 and January 3, 2004, respectively, and are included in accrued expenses and other liabilities.

Warranty Costs: The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument unit sales and the number of units that are eventually returned for warranty repair. Accrued warranty costs were reduced in fiscal 2002 by approximately $2.2 million. This reduction was primarily due to changes in estimate, to reflect significantly lower cost trends, measured over a period of years. The change in estimate was recorded as a reduction of service and distribution costs. Similar smaller adjustments were also made in fiscal 2003 and 2004. The current portions of accrued warranty costs were $535,000 and $488,000 at January 1, 2005 and January 3, 2004, respectively, and were recorded in accrued expenses and other liabilities. The long-term portion of accrued warranty costs was approximately $1.6 million and $1.9 million at January 1, 2005 and January 3, 2004, respectively. The following chart reflects the activity in aggregate accrued warranty costs:

YEARS ENDED
(THOUSANDS OF DOLLARS)	JANUARY 1, 2005	JANUARY 3, 2004	DECEMBER 28, 2002
Accrued Warranty Costs - Beginning of Year	$ 2,424	$ 2,523	$ 4,686
Warranty costs paid	(461)	(299)	(404)
Warranty costs accrued	554	471	669
Impact of changes in estimates and assumptions	(379)	(351)	(2,428)
Warranty liabilities assumed	-	80	-
Accrued Warranty Costs - End of Year	$ 2,138	$ 2,424	$ 2,523

Stock-Based Compensation: The Company applies the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. The Company's stock plans are described in Note J, "Omnibus Incentive Plan." No employee stock-based compensation cost is reflected in net (loss) income related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise or purchase price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award. The following table reflects pro forma net (loss) income and net (loss) income per share had the Company elected to record expense for employee stock options under SFAS No. 123.

YEARS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	JANUARY 1, 2005	JANUARY 3, 2004	DECEMBER 28, 2002
Net (loss) income, as reported	$ (855)	$ 1,777	$ 4,915
Deduct: Total stock-based employee compensation
expense as determined under the fair value based
method for all awards, net of related tax effects	(287)	(886)	(974)
Pro Forma Net (Loss) Income	$ (1,142)	$ 891	$ 3,941
Net (Loss) Income Per Share:
Basic and diluted - as reported	$(0.06)	$ 0.12	$ 0.31
Basic and diluted - pro forma	$(0.08)	$ 0.06	$ 0.25

Basic and Diluted Net (Loss) Income Per Share: Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted net (loss) income per share is computed by dividing net (loss) income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and restricted stock based on the treasury method.

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

Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The required transitional impairment test was completed in the first quarter of 2002 and the required annual impairment tests for all segments were performed on November 25, 2002, December 1, 2003 and November 29, 2004. The Company concluded for all periods that goodwill was not impaired.

Reclassifications: Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Accounting Pronouncements: In November 2004, the FASB issued Statement No. 151. "Inventory Costs," an amendment of APB Opinion No. 43, Chapter 4. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of Statement No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is presently evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $7.8 million and $8.5 million at January 1, 2005 and January 3, 2004, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $8.8 million and $8.7 million higher than reported at January 1, 2005 and January 3, 2004, respectively. During fiscal 2004, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation did not have a material impact on the net loss.

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

At January 1, 2005 and January 3, 2004, the carrying values of goodwill were approximately $7.3 million and $7.4 million, respectively. Costa Del Mar goodwill was reduced by $120,000 in 2004 due to an adjustment of the original purchase price as certain liabilities were restated. Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	JANUARY 1, 2005			JANUARY 3, 2004
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 7,727	$ 6,706	$ 1,021	$ 7,313	$ 6,263	$ 1,050
Patents	2,615	2,100	515	2,389	1,864	525
	$ 10,342	$ 8,806	1,536	$ 9,702	$ 8,127	1,575
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles, Net			$ 4,936			$ 4,975

The Company amortizes patents and trademarks over an average five-year life. Amortization expense was approximately $679,000, $594,000 and $537,000 for fiscal years 2004, 2003 and 2002, respectively. The estimated future amortization expense for other intangibles remaining as of January 1, 2005 is as follows:
(THOUSANDS OF DOLLARS)	2005	2006	2007	2008
	$ 620	$ 516	$ 272	$ 128

NOTE D - RESTRUCTURING CHARGES

In July 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of the writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated by 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million that will be incurred over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.0 million will be for severance and related expenses and approximately $1.5 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 28, 2002	$ -	$ -	$ -
Restructuring charges incurred	1,997	444	2,441
Cash payments	(1,221)	(339)	(1,560)
Foreign exchange effects	32	-	32
Balances at January 3, 2004	808	105	913
Restructuring charges incurred	1,726	639	2,365
Cash payments	(2,258)	(722)	(2,980)
Foreign exchange effects	(9)	-	(9)
Balances at January 1, 2005	$ 267	$ 22	$ 289

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As a result, the Company recorded pre-tax restructuring expenses of approximately $19.9 million in fiscal 2000 in the WI&A segment. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. There was no change to the total estimated cost in 2002 and 2003. In fiscal 2004, the final obligation of this restructuring plan was paid. The total cash portion of this restructuring plan was approximately $15.5 million.

The following is a tabular presentation of the restructuring liabilities:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	CONTRACTUAL OBLIGATIONS	TOTAL
Balances at December 29, 2001	$ 947	$ 117	$ 1,109	$ 2,173
Restructuring charges and foreign exchange
Effects	17	9	200	226
Cash payments	(893)	(126)	-	(1,019)
Balances at December 28, 2002	71	-	1,309	1,380
Foreign exchange effects	14	-	162	176
Cash payments	(3)	-	(1,471)	(1,474)
Balances at January 3, 2004	$ 82	$ -	$ -	$ 82
Change in estimate	(41)	-	-	(41)
Foreign exchange effects	(1)	-	-	(1)
Cash payments	(40)	-	-	(40)
Balances at January 1, 2005	$ -	$ -	$ -	$ -

NOTE E - LINE OF CREDIT

At January 1, 2005, the Company maintained a $25 million unsecured line of credit with a bank. This agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of approximately $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of LIBOR. LIBOR was 2.47% at January 1, 2005. This agreement is cancelable at any time by the Company or the bank. The outstanding balance of the line of credit at January 1, 2005 was $3 million. The unused and available portion of the Company's $25 million unsecured line of credit was $22 million at January 1, 2005.

NOTE F - LONG-TERM OBLIGATION

To finance the acquisition of Costa Del Mar in the second quarter of 2003, the Company borrowed $9 million under a five-year term note incurring interest at a rate of LIBOR plus 75 basis points. LIBOR was 2.47% at January 1, 2005. The note is payable in monthly installments of $112,500. On January 1, 2005, approximately $6.9 million of the $9 million debt was outstanding of which $5.5 million was classified as long-term debt, less current maturities, and the remaining $1.4 million was classified as current maturities of long-term debt. Scheduled maturities of this long-term debt obligation are as follows:
(THOUSANDS OF DOLLARS)	2005	2006	2007	2008
	$ 1,350	$ 1,350	$ 1,350	$ 2,813

NOTE G - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at January 1, 2005 and January 3, 2004, along with maturity dates and any unrealized gain (loss). The net unrealized gain (loss) is recorded in SG&A in the consolidated statements of operations, since the Company did not apply hedge accounting to these contracts.

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S.$ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
January 1, 2005
Euro	$ 13,618	2005	$ 51
Total	$ 13,618		$ 51
January 3, 2004
Euro	$ 13,847	2004	$ (7)
Total	$ 13,847		$ (7)

Foreign currency exchange gains (losses) that are included in SG&A expenses approximated $29,000, $(307,000) and $(590,000) in fiscal 2004, 2003 and 2002, respectively.

In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to January 1, 2005, the effect of the mark-to-market valuation, net of tax, was an unrealized gain of approximately $10,000.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $16,000 and $(93,000) at January 1, 2005 and January 3, 2004, respectively, and was reported in accrued expenses and other liabilities.

NOTE H - OTHER COMPREHENSIVE INCOME (LOSS) ITEMS
(THOUSANDS OF DOLLARS)	FOREIGN CURRENCY ITEMS	UNREALIZED GAIN (LOSS) ON INTEREST RATE SWAP	MINIMUM PENSION LIABILITY ADJUSTMENT	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at January 3, 2004	$ (256)	$ (60)	$ (12)	$ (328)
Current period change	309	70	(2,090)	(1,711)
Balances at January 1, 2005	$ 53	$ 10	$ (2,102)	$ (2,039)

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan and a defined contribution retirement plan (consisting of a savings plan and a non-contributory profit sharing plan), which cover substantially all domestic employees. The Company's matching contributions to the savings plan are made all in cash and were approximately $395,000, $557,000 and $607,000 in fiscal 2004, 2003 and 2002, respectively. There were no profit sharing plan contributions during this three-year period. The Company maintains an unfunded excess defined benefit plan for certain key executives as well as a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

Benefits under the defined benefit plans are based on the employee's years of service and compensation, as defined. There is no requirement under any of these plans to invest in the Company's stock. The Company's funding policy is consistent with applicable local laws and regulations.

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2004	2003	2002
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 44,536	$ 41,108	$ 36,984
Service cost	1,426	1,428	1,290
Interest cost	2,829	2,671	2,419
Curtailment gain	-	(946)	-
Actuarial loss	3,468	1,765	2,697
Benefits paid	(1,565)	(1,432)	(2,214)
Administrative expenses paid	(68)	(58)	(68)
Benefit Obligation at End of Year	$ 50,626	$ 44,536	$ 41,108

Change in Plan Assets
Fair value of plan assets at end of prior year	$ 32,001	$ 29,154	$ 35,217
Actual return on plan assets	2,513	3,620	(4,058)
Employer contributions	1,159	717	277
Benefits paid	(1,565)	(1,432)	(2,214)
Administrative expenses paid	(68)	(58)	(68)
Fair Value of Plan Assets at End of Year	$ 34,040	$ 32,001	$ 29,154

(THOUSANDS OF DOLLARS)	2004	2003	2002
Funded Status
Deficiency of plan assets over projected benefit obligation	$(16,586)	$(12,535)	$(11,954)
Unrecognized net transition obligation	70	70	65
Unrecognized prior service cost	194	232	211
Unrecognized net actuarial loss	9,565	5,506	5,421
Accrued Pension Cost (Included in Retirement Plan
Obligations)	$ (6,757)	$ (6,727)	$ (6,257)

Amounts Recognized in the Statement of Position Consist of
Prepaid benefit cost	$ 755	$ 1,104	$ 785
Accrued benefit cost	(10,689)	(7,831)	(7,042)
Intangible assets	85	-	-
Accumulated other comprehensive loss	3,092	-	-
Net Recognized Amount	$ (6,757)	$ (6,727)	$ (6,257)

Accumulated Benefit Obligation	$ 45,979	$ 40,593	$ 35,303

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$ 50,626	$ 44,536	$ 41,108
Accumulated Benefit Obligation	$ 45,979	$ 40,593	$ 35,303
Fair Value of Plan Assets	$ 34,040	$ 32,001	$ 29,154

Components of Net Periodic Benefit Cost
Service cost	$ 1,426	$ 1,428	$ 1,285
Interest cost	2,829	2,616	2,382
Expected return on plan assets	(3,054)	(2,738)	(2,913)
Amortization of transition asset	7	6	6
Amortization of prior service cost	66	57	39
Recognized net actuarial gain	(1)	(1)	(274)
Effect of curtailment	-	(1)	(54)
Net Periodic Benefit Cost	$ 1,273	$ 1,367	$ 471

Assumptions:

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.85%	6.25%	6.50%
Rate of compensation increase	3.50%	3.50%	3.50%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.25%	6.50%	7.00%
Expected return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

In establishing the long-term rate of return on assets assumption of 8.25%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns for those asset categories. That weighted-average return approximates 8.25%. The Company monitors investment results of its pension plan managers against the Standard & Poor's 500 Index for the equity portion of the portfolio and the Lehman Brothers Aggregate Bond Index for fixed income investments. Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 8.25% assumption.
Plan Asset Information:	TARGET ALLOCATION FYE 2005	ALLOCATION PERCENTAGE FYE 2004	ALLOCATION PERCENTAGE FYE 2003
Asset Category
Equity securities	60% - 85%	67.15%	66.68%
Debt securities	20% - 50%	25.47%	30.13%
Real estate	0%	0.00%	0.00%
Other	0%	7.38%	3.19%
	100%	100.00%	100.00%

The investment objective of the Plan is to exceed the actuarial long-term rate of return on assets assumption of 8.25%. To that end, it is Plan practice to invest the assets in accordance with the minimum and maximum ranges established for each asset category. These targeted asset allocation ranges have been established in accordance with the overall risk and return objectives of the portfolio. The Plan employs other risk management practices that stress diversification and liquidity. For equity investments, no more than 10% of the equity portfolio can be invested in one issuer and typically no more than 20% of equity assets can be invested in one industry. Shares must be listed on major stock exchanges to assure liquidity. Debt securities are similarly governed by risk management rules. No more than 5% of the total portfolio may be invested in one issuer (except the United States government), and no one issuer can exceed 5% of the outstanding shares of that issuer. There are also quality ratings associated with debt securities that the Plan managers must adhere to. Certain assets or transactions are prohibited in the management of Plan assets, such as commodities, real estate (except mutual funds or REITS), venture capital, private placements, purchasing securities on margin and short selling.

The Company expects to contribute $1,818,664 to its pension plan and $146,200 to its excess benefit plan in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(THOUSANDS OF DOLLARS)	2005	2006	2007	2008	2009	2010 - 2014
	$ 1,397	$ 1,511	$ 1,648	$ 1,750	$ 2,020	$ 10,744

NOTE J - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At January 1, 2005, there were 182,900 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $185,185, $126,130 and $49,365 for fiscal 2004, 2003 and 2002, respectively. At January 1, 2005, there were 2,503,684 shares reserved and 567,638 shares available to be issued under the OI Plan.

Stock option activity during the three years ended January 1, 2005 was as follows:
Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED

Outstanding at December 29, 2001	2,268,867	$ 7.43	2,900,501
Exercised	(34,700)	$ 5.30	(34,700)
Granted	469,500	$ 7.05	-
Canceled	(214,805)	$ 12.02	(10,000)
Outstanding at December 28, 2002	2,488,862	$ 6.99	2,855,801
Restricted Stock Grants	-	-	(50,000)
Exercised	(12,600)	$ 5.09	(12,600)
Granted	64,500	$ 6.11	-
Canceled	(294,398)	$ 10.73	(5,250)
Outstanding at January 3, 2004	2,246,364	$ 6.48	2,787,951
Restricted Stock Grants	-	-	(152,900)
Director Retainers	-	-	(14,957)
Exercised	(99,810)	$ 4.86	(99,810)
Canceled	(213,408)	$ 7.76	(19,500)
Outstanding at January 1, 2005	1,933,146	$ 6.43	2,500,784

The following chart contains summary information about the stock options outstanding at January 1, 2005:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$ 4.34 - $ 4.34	19,275	4.75	$ 4.34	19,275	$ 4.34
$ 4.56 - $ 4.56	500,000	4.87	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.06	24,600	5.11	$ 4.93	24,600	$ 4.93
$ 5.09 - $ 5.09	244,350	5.57	$ 5.09	244,350	$ 5.09
$ 5.26 - $ 6.06	200,696	5.34	$ 5.83	200,696	$ 5.83
$ 6.16 - $ 6.94	78,772	7.26	$ 6.28	57,524	$ 6.30
$ 7.11 - $ 7.11	348,802	7.56	$ 7.11	248,227	$ 7.11
$ 7.63 - $ 7.63	276,400	6.56	$ 7.63	276,400	$ 7.63
$ 9.69 - $ 9.97	219,574	2.87	$ 9.89	219,574	$ 9.89
$ 10.00 - $ 16.75	20,677	1.55	$ 13.01	20,677	$ 13.01
$ 4.34 - $16.75	1,933,146	5.57	$ 6.43	1,811,323	$ 6.39

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 98,708, 100,946 and 106,314 at January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

The fair value of each stock option granted in fiscal 2004, 2003 and 2002 under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options granted for each of the following fiscal years:
	WEIGHTED AVERAGE RISK-FREE RATE	AVERAGE EXPECTED LIFE	VOLATILITY	DIVIDEND YIELD
2004	1.75%	5.0 years	32.00%	0.0%
2003	1.15%	5.0 years	38.34%	0.0%
2002	1.70%	5.0 years	43.61%	0.0%

The weighted average fair values per share of stock options granted during fiscal 2003 and 2002 were $2.14 and $2.82, respectively. No stock options were granted in fiscal 2004. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

NOTE K - INCOME TAXES

The provision for income taxes consists of the following:
	2004	2003	2002
Currently (Receivable) Payable:

Federal	$ (899,668)	$ 103,301	$ 789,063
State	20,637	64,045	21,398
Foreign	741,132	(24,746)	36,691
	(137,899)	142,600	847,152
Deferred:

Federal	(367,800)	297,930	744,132
Foreign	(192,761)	-	180,146
	(560,561)	297,930	924,278
Total	$ (698,460)	$ 440,530	$ 1,771,430

The reconciliation of income taxes computed at the statutory Federal income tax rate to the (benefit) provision for income taxes from operations is as follows:
	2004	2003	2002
Statutory Federal income tax (benefit) provision	$ (528,213)	$ 753,966	$ 2,340,304
State income tax expense, less Federal tax benefit	13,621	42,270	13,909
Foreign operations	576,358	(413,994)	354,948
Adjust deferred tax assets to realizable value	-	3,309	(816,457)
Foreign tax credit	-	(13,365)	(125,436)
Accrual adjustment	(586,412)	215,705	-
Benefit of export sales	(200,000)	(212,318)	(173,596)
Miscellaneous	26,186	64,957	177,758
Income Tax (Benefit) Provision	$ (698,460)	$ 440,530	$ 1,771,430

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2005 and January 3, 2004 are presented below:
	2004	2003
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes
and inventory reserves not deductible for
tax purposes	$ 2,875,330	$ 2,626,954
Excess benefit plan	915,622	940,249
Accrued pension costs	1,996,376	1,943,553
Other	958,307	275,664
	6,745,635	5,786,420
Less valuation allowance	(843,833)	(949,699)
Current Deferred Tax Assets	5,901,802	4,836,721
Liabilities:
Current Deferred Tax Liabilities	481,022	366,098
Net Current Deferred Tax Asset	$ 5,420,780	$ 4,470,623
Long-Term Deferred Tax Assets and Liabilities:
Assets:
Intangible assets	$ 1,725,164	$ 1,577,986
Accrued warranty costs	870,873	989,244
Alternative minimum tax credit carryforward	833,707	656,509
Net operating loss carryforward	3,760,751	3,717,166
Accrued pension costs	989,496	-
Other	203,596	258,949
	8,383,587	7,199,854
Less valuation allowance	(3,626,023)	(3,386,532)
Long-Term Deferred Tax Assets	4,757,564	3,813,322
Liabilities:
Property, plant and equipment, principally due
to differences in depreciation	389,469	565,909
Undistributed foreign earnings not indefinitely
Reinvested	545,046	545,046
Long-Term Deferred Tax Liabilities	934,515	1,110,955
Net Long-Term Deferred Tax Asset	$ 3,823,049	$ 2,702,367
Net Deferred Tax Asset	$ 9,243,829	$ 7,172,990

At January 1, 2005 and January 3, 2004, undistributed earnings of foreign subsidiaries amounted to approximately $39.1 million and $40.4 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are lent to the Company or a United States affiliate or if the Company should sell its stock in the subsidiaries. At January 1, 2000, the Company determined that approximately $15 million in undistributed earnings was no longer considered to be invested indefinitely. Accordingly, the Company provided tax on the earnings to be repatriated and increased deferred tax liabilities by approximately $5.3 million, which represents the estimated tax associated with such undistributed earnings. At January 1, 2005, approximately $13 million of those earnings had been repatriated to the Company. The amount of additional taxes that might be payable on the undistributed foreign earnings of $39.1 million approximates $10.3 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

At January 1, 2005, the Company had state net operating loss carryforwards of approximately $35.6 million, which begin to expire in 2005. The Company also had Federal alternative minimum tax credit carryforwards of $833,707, which carry forward to future taxable years with no expiration. Net operating loss carryforwards for certain foreign subsidiaries were approximately $8.2 million for tax purposes. A portion of these losses will expire in 2005. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The increase of $133,625 in the valuation allowance in fiscal 2004 primarily related to changes in the foreign net operating losses.

The Company has reserves for potential income tax exposures included in accrued expenses and other liabilities of approximately $3.2 million and $3.8 million at January 1, 2005 and January 3, 2004, respectively. The $0.6 million decrease in these reserves relates primarily to tax exposures eliminated by the closure of tax audits conducted in 2004.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 965(a), which permits a temporary dividends received deduction of 85% of the cash dividends received by a United States shareholder from controlled foreign corporations and invested in the United States. Taxpayers may elect to apply the deduction to either the last tax year that begins before October 22, 2004, or the taxpayer's first tax year that begins during the one-year period beginning on October 22, 2004. The Company has begun an evaluation to determine if it may benefit from this provision. The evaluation is in the preliminary stages and should be completed by the end of the first quarter of 2005.

NOTE L - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended January 1, 2005:
(THOUSANDS OF DOLLARS)	WRITING INSTRUMENTS & ACCESSORIES	OPTICAL	TOTAL
2004:
Revenues from external customers	$ 114,385	$ 15,095	$ 129,480
Depreciation and amortization	7,291	181	7,472
Segment profit	(2,377)	823	(1,554)
Restructuring charges	2,324	-	2,324
Segment assets	99,222	14,129	113,351
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	4,872	295	5,167
2003:
Revenues from external customers	$ 117,433	$ 8,932	$ 126,365
Depreciation and amortization	7,494	110	7,604
Segment profit	1,648	570	2,218
Restructuring charges	2,441	-	2,441
Segment assets	106,969	11,177	118,146
Goodwill	3,944	3,464	7,408
Expenditures for long-lived assets	4,701	6,994	11,695
2002:
Revenues from external customers	$ 118,226	$ -	$ 118,226
Depreciation and amortization	7,953	-	7,953
Segment profit	6,687	-	6,687
Restructuring charges	-	-	-
Expenditures for long-lived assets	6,592	-	6,592

Geographic Information
(THOUSANDS OF DOLLARS)	2004	2003	2002
NET SALES:
United States	$ 63,891	$ 65,074	$ 58,333
Europe, Middle East and Africa	38,439	34,613	33,655
Asia Pacific	18,496	16,782	16,446
International Americas	8,654	9,896	9,792
Total Consolidated Net Sales	$ 129,480	$ 126,365	$ 118,226
Revenues are attributed to countries based on the location of customers.

(THOUSANDS OF DOLLARS)	2004	2003	2002
LONG-LIVED ASSETS:
United States	$ 34,564	$ 36,585	$ 31,797
Foreign countries	1,399	1,723	1,751
Total Consolidated Long-Lived Assets	$ 35,963	$ 38,308	$ 33,548

NOTE M - CONTINGENCIES

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

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the Section 10(b) and 20(a) claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. On January 8, 2004, the District Court heard oral argument on defendants' motion for summary judgment. On July 21, 2004, the Court issued its Memorandum and Order partially granting defendants' motion for summary judgment and narrowing the class period to encompass only purchases made between July 16, 1998 and April 22, 1999. Due to the revised class period, the plaintiff's two proposed class representatives no longer had standing to assert claims on behalf of the proposed class. The Court however, allowed the plaintiff class an opportunity to recruit new class representatives. Discovery concerning plaintiff's proposed substitute class representatives is ongoing. The Company maintains that the claims are without merit and continues to vigorously defend the litigation.

In 1998, the Company received a Letter of Responsibility ("LOR") from the Rhode Island Department of Environmental Management ("DEM"). The LOR stated that analytical results indicated elevated levels of volatile organic compounds at several sites on the Company's property and requested that the Company conduct a site investigation to identify the source. The Company retained an environmental consulting firm to perform the site investigation and develop remedial action alternatives. The DEM has accepted these remediation proposals, and remediation activities began in 2001. Remediation activities have resulted in a reduction in contamination in the groundwater. The Company is responsible for continuing to monitor the groundwater.

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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under CERCLA for contribution for past and future costs incurred at the site. Past and future costs (excluding the required remedy) are estimated at $5 million to $7 million. No discovery has been taken to date. At January 1, 2005, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill site, as the potential liability is not estimable.

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

NOTE O - SHORT-TERM INVESTMENTS

At January 1, 2005 and January 3, 2004, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net losses on trading securities at January 1, 2005 and January 3, 2004.
YEARS ENDED
(THOUSANDS OF DOLLARS)	JANUARY 1, 2005	JANUARY 3, 2004
Net losses recognized on trading securities	$ (126)	$ (58)
Less net losses recognized on trading securities sold	(98)	(50)
Unrealized net losses on trading securities still held at reporting date	$ (28)	$ (8)

NOTE P - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

NeoMedia Technologies, Inc. ("NeoMedia"): In 2001, unfavorable market conditions for such technology stocks led the Company to determine that its investment in NeoMedia had experienced an other than temporary decline in value. In 2002, the Company recorded pre-tax losses of approximately $35,000 on its 232,797 shares of NeoMedia common stock. Losses on the Company's investment in NeoMedia were recorded in interest and other income (expense). At January 1, 2005 and January 3, 2004, the Company had 232,797 shares of NeoMedia common stock with a carrying value of zero. At January 1, 2005 and January 3, 2004, the Company's 232,797 shares of NeoMedia common stock had a fair value of approximately $60,000 and zero, respectively.

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended January 1, 2005 and January 3, 2004:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2004:	APRIL 3		JULY 3		OCTOBER 2		JANUARY 1
Net sales	$ 29,272		$ 29,115		$ 30,128		$ 40,965

Gross profit	15,907		14,639		14,018		18,802

Net (Loss) Income	$ (704)		$ (885)		$ (1,094)		$ 1,828

Basic and Diluted Net (Loss) Income Per Share	$(0.05)		$(0.06)		$(0.07)		$ 0.12

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,977		15,004		14,919		14,806
Effect of Dilutive Securities:
Common stock equivalents	-	(A)	-	(A)	-	(A)	43
Denominator for Diluted Net (Loss) Income Per Share	14,977		15,004		14,919		14,849
(A)	No incremental shares related to options or restricted stocks granted are included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2003:	MARCH 29	JUNE 28	OCTOBER 4		JANUARY 3
Net sales	$ 26,226	$ 29,519	$ 31,537		$ 39,083

Gross profit	13,142	14,852	15,622		21,326

Net Income (Loss)	$ 151	$ 463	$ (973)		$ 2,136

Basic and Diluted Net Income (Loss) Per Share	$ 0.01	$ 0.03	$(0.06)		$ 0.14

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	15,301	15,085	15,042		14,961
Effect of Dilutive Securities:
Common stock equivalents	45	68	-	(A)	221
Denominator for Diluted Net Income (Loss) Per Share	15,346	15,153	15,042		15,182
(A)	No incremental shares related to options or restricted stocks granted are included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
Item 9A.	CONTROLS AND PROCEDURES
A	Evaluation of Disclosure Controls and Procedures

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
Item 9B.	OTHER INFORMATION

None

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2005 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Annual Report on Form 10-K.

We have a Code of Ethics and Business Conduct that applies to all of our employees, including our chief executive officer and senior financial and accounting officers. The text of our Code of Ethics and Business Conduct is posted in the Investor Relations section of our web site, www.cross.com. Disclosure regarding any amendments to, or waivers from, provisions of our code of ethics and business conduct that apply to our chief executive officer and senior financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless web site posting of such amendments or waivers is permitted by the rules of the American Stock Exchange, Inc.
Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2005 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2005 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information
The following table details the Company's equity compensation plans as of January 1, 2005:

	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
Approved by security holders	1,933,146	$ 6.43	666,346
Equity compensation plans
Not approved by security holders	-	-	-
Total	1,933,146	$ 6.43	666,346
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" in the registrant's definitive proxy statement for the 2005 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2005 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV
Item 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004
Consolidated Statements of Operations for the Years Ended January 1, 2005, January 3, 2004 and
December 28, 2002
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended January 1, 2005,
and January 3, 2004 December 28, 2002
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended January 1, 2005,
January 3, 2004 and December 28, 2002
Consolidated Statements of Cash Flows for the Years Ended January 1, 2005, January 3, 2004 and
December 28, 2002
Notes to Consolidated Financial Statements
(3) Listing of Exhibits
	EXHIBIT NUMBER	DESCRIPTION
	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)
	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)
	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)
	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)
	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *
	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the Registrant's report on Form 10-K for the year ended December 31, 1997) *
	(10.3)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by Reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *
	(10.4)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *
	(10.5)	A.T. Cross Company Executive Compensation Program Long Term Incentive Performance Cash Plan
January 2004 (incorporated by reference to Exhibit (10.7) to the registrant's report on Form 10-K for the year ended January 3, 2004) *
	(10.6)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended July 3, 2004) *
	(10.7)	A.T. Cross Company Incentive Compensation Plan - 2005
	(10.8)	Executive Employment Contract - Peter J. Canole dated November 18, 2004 *
	(10.9)	Executive Employment Contract - Charles S. Mellon dated November 21, 2004 *
	(10.10)	Executive Employment Contract - Kevin F. Mahoney dated January 11, 2005 *
	(11)	Statement Re: Computation of Net (Loss) Income per Share - (incorporated by reference to the
"Consolidated Statements of Operations" financial statement in Item 8 of this Annual Report on
Form 10-K)
	(21)	A.T. Cross Company Subsidiaries, Branches and Divisions
	(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract, compensatory plan or arrangement
B	Exhibits - See Item A (3) above
C	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
A.T. CROSS COMPANY
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 15, 2005

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 15, 2005

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 15, 2005

/s/KEVIN F. MAHONEY (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 15, 2005

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 15, 2005

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 15, 2005

/s/EDWARD J. COONEY (Edward J. Cooney)	Director	March 15, 2005

/s/GALAL P. DOSS (Galal P. Doss)	Director	March 15, 2005

/s/TERRENCE MURRAY (Terrence Murray)	Director	March 15, 2005

/s/ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 15, 2005

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 15, 2005

Form 10-K Item 15C

A. T. Cross Company and Subsidiaries

Financial Statement Schedule

The following consolidated financial statement schedule of A.T. Cross Company and subsidiaries is in Item 15C:

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
Item 15C.	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS A. T. CROSS COMPANY AND SUBSIDIARIES
COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS	BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts:

Year Ended January 1, 2005	$1,234,000	$252,483	$ -		$307,483	$1,179,000

Year Ended January 3, 2004	$ 1,032,000	$ 636,079	$ 40,000	(A)	$ 474,079	$ 1,234,000

Year Ended December 28, 2002	$ 1,555,000	$ (149,749)	$ -		$ 373,251	$ 1,032,000

(A) Relates to the acquisition of receivables.