Form 10-Q
period 2005-04-02
CROSS A T CO
filed 2005-05-17
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 2, 2005:
Class A common stock - Class B common stock -	13,137,841 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	APRIL 2, 2005	JANUARY 1, 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 9,470	$ 10,434
Short-term investments	5,031	5,068
Accounts receivable, net	23,520	29,986
Inventories
Finished goods	6,755	7,839
Work in process	5,457	4,141
Raw materials	5,131	3,527
	17,343	15,507
Deferred income taxes	5,401	5,421
Other current assets	8,008	6,632
Total Current Assets	68,773	73,048

Property, Plant and Equipment	129,944	128,939
Less accumulated depreciation	106,780	105,199
Net Property, Plant and Equipment	23,164	23,740
Goodwill	7,288	7,288
Intangibles, Net	4,823	4,936
Deferred Income Taxes	3,759	3,823
Other Assets	493	516
Total Assets	$ 108,300	$ 113,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 3,000	$ 3,000
Current maturities of long-term debt	1,350	1,350
Accounts payable, accrued expenses and other liabilities	14,356	17,403
Accrued compensation and related taxes	3,418	4,172
Retirement plan obligations	1,629	1,622
Restructuring liabilities	221	289
Total Current Liabilities	23,974	27,836

Retirement Plan Obligations	8,734	8,398
Long-Term Debt, Less Current Maturities	5,175	5,512
Accrued Warranty Costs	1,663	1,603
Commitments and Contingencies (Note M)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,442,189 shares issued and
13,137,841 shares outstanding at April 2, 2005, and 16,347,082
shares issued and 13,174,034 shares outstanding at January 1, 2005	16,442	16,347
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at April 2, 2005 and January 1, 2005	1,805	1,805
Additional paid-in capital	17,512	17,142
Unearned stock-based compensation	(981)	(792)
Retained earnings	62,184	62,692
Accumulated other comprehensive loss	(2,320)	(2,039)
	94,642	95,155
Treasury stock, at cost	(25,888)	(25,153)
Total Shareholders' Equity	68,754	70,002
Total Liabilities and Shareholders' Equity	$ 108,300	$ 113,351
See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 2, 2005	APRIL 3, 2004

Net sales	$ 29,559	$ 29,272
Cost of goods sold	14,707	13,552
Gross Profit	14,852	15,720

Selling, general and administrative expenses	14,166	14,801
Service and distribution costs	798	769
Research and development expenses	409	508
Restructuring charges	216	1,140
Operating Loss	(737)	(1,498)

Interest and other (expense) income	(56)	415

Loss from Operations Before Income Taxes	(793)	(1,083)

Income tax benefit	(285)	(379)

Net Loss	$ (508)	$ (704)

Basic and Diluted Net Loss Per Share:
Net Loss Per Share	$(0.03)	$(0.05)

Weighted Average Shares Outstanding:
Denominator for Basic Net Loss Per Share	14,768	14,977
Effect of dilutive securities	- ( A )	- ( A )
Denominator for Diluted Net Loss Per Share	14,768	14,977

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 2, 2005	APRIL 3, 2004

Net Loss	$ (508)	$ (704)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized loss on interest rate swap, net of tax (benefit) provision of
($31,000) and $14,000	58	(26)
Minimum pension liability adjustment, net of tax benefit of $13,000	28	0
Foreign currency translation adjustments	(367)	98
Comprehensive Loss	$ (789)	$ (632)

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 2, 2005	APRIL 3, 2004

CASH PROVIDED BY (USED IN):

Operating Activities:
Net Loss	$ (508)	$ (704)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	1,863	2,155
Restructuring charges	216	1,140
Provision for bad debts	319	128
Deferred income taxes	70	(7)
Provision for accrued warranty costs	245	95
Stock-based compensation	19	0
Unrealized (gains) losses on trading securities	36	(29)
Amortization of unearned stock-based compensation	72	44
Changes in operating assets and liabilities:
Accounts receivable	6,147	7,479
Inventories	(1,835)	(2,428)
Other assets - net	(1,422)	(543)
Accounts payable and other liabilities - net	(3,354)	(4,487)
Warranty costs paid	(185)	(88)
Restructuring charges paid	(284)	(911)
Foreign currency transaction (gain) loss	(251)	116
Net Cash Provided by Operating Activities	1,148	1,960

Investing Activities:
Purchases of short-term investments	0	(2,051)
Sales or maturities of short-term investments	2	2,923
Additions to property, plant and equipment	(1,110)	(1,224)
Net Cash Used in Investing Activities	(1,108)	(352)

Financing Activities:
Purchase of treasury stock	(735)	0
Line of credit proceeds and repayments, net	0	(1,155)
Repayment of bank borrowings	(337)	(338)
Proceeds from sale of Class A common stock	185	112
Net Cash Used in Financing Activities	(887)	(1,381)

Effect of exchange rate changes on cash and cash equivalents	(117)	(10)

(Decrease) Increase in Cash and Cash Equivalents	(964)	217

Cash and cash equivalents at beginning of period	10,434	8,295

Cash and Cash Equivalents at End of Period	$ 9,470	$ 8,512

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2005

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2005. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

NOTE B - Restructuring Charges
In July 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.0 million will be for severance and related expenses and approximately $1.5 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 1, 2005	$ 267	$ 22	$ 289
Restructuring charges incurred	90	126	216
Cash payments	(136)	(148)	(284)
Balances at April 2, 2005	$ 221	$ 0	$ 221

NOTE C - Segment Information
The Company has two reportable segments; writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three month periods ended April 2, 2005 and April 3, 2004:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2005	APRIL 3, 2004
Revenues from External Customers:
WI&A	$ 24,932	$ 25,688
Optical	4,627	3,584
Total	$ 29,559	$ 29,272
Depreciation and Amortization:
WI&A	$ 1,810	$ 2,123
Optical	53	32
Total	$ 1,863	$ 2,155
Segment (Loss) Profit:
WI&A	$ (1,271)	$ (1,300)
Optical	478	217
Total	$ (793)	$ (1,083)
Restructuring Charges:
WI&A	$ 216	$ 1,140
Optical	-	-
Total	$ 216	$ 1,140

	APRIL 2, 2005	JANUARY 1, 2005
Segment Assets:
WI&A	$ 93,600	$ 99,222
Optical	14,700	14,129
Total	$ 108,300	$ 113,351
Goodwill:
WI&A	$ 3,944	$ 3,944
Optical	3,344	3,344
Total	$ 7,288	$ 7,288

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument and sunglass unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs were $535,000 at April 2, 2005 and January 1, 2005, and were recorded in accrued expenses and other liabilities. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2005	APRIL 3, 2004
Balance at beginning of period	$ 2,138	$ 2,424
Warranty costs paid	(185)	(88)
Warranty costs accrued	245	95
Balance at end of period	$ 2,198	$ 2,431

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

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	THREE MONTHS ENDED
	APRIL 2, 2005	APRIL 3, 2004
Net loss, as reported	$ (508)	$ (704)
Less stock-based compensation expense recognized, net of tax	46	29
Stock-based compensation expense as determined under SFAS No. 123, net of tax	(99)	(149)
Pro Forma Net Loss	$ (561)	$ (824)
Net Loss per Share:
Basic and diluted - as reported	$(0.03)	$(0.05)
Basic and diluted - pro forma	$(0.04)	$(0.06)

NOTE F - Line of Credit
At April 2, 2005, the Company maintained a $25 million unsecured line of credit with a bank. This agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. This agreement is cancelable at any time by the Company or the bank. The outstanding balance of the line of credit at April 2, 2005 and January 1, 2005 was $3 million. The unused and available portion of the Company's $25 million unsecured line of credit was $22 million at April 2, 2005 and January 1, 2005.

NOTE G - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to April 2, 2005, the effect of the mark-to-market valuation, net of tax, was an unrealized gain of approximately $68,000.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $104,000 and $16,000 at April 2, 2005 and January 1, 2005, respectively, and was reported in accrued expenses and other liabilities.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2005	APRIL 3, 2004
Service cost	$ 396	$ 337
Interest cost	607	592
Expected return on plan assets	(582)	(584)
Amortization of prior service cost	43	20
Net Periodic Benefit Cost	$ 464	$ 365

The Company expects to contribute $1,819,000 to its pension plan and $144,000 to its excess benefit plan in 2005, the majority of which will be paid in the third quarter.

NOTE I - Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	APRIL 2, 2005			JANUARY 1, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,727	$ 6,814	$ 913	$ 7,727	$ 6,706	$ 1,021
Patents	2,681	2,171	510	2,615	2,100	515
	$ 10,408	$ 8,985	1,423	$ 10,342	$ 8,806	1,536
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles			$ 4,823			$ 4,936

NOTE J - Short-Term Investments
At April 2, 2005 and April 3, 2004, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net gains and losses on trading securities for the three months ended April 2, 2005 and April 3, 2004.

THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 2, 2005	APRIL 3, 2004
Net (losses) gains recognized on trading securities	$ (64)	$ 17
Less net losses recognized on trading securities sold	0	(3)
Unrealized net (losses) gains on trading securities still held at reporting date	$ (64)	$ 20

NOTE K - Stock Repurchase Plan
In October 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At April 2, 2005, the Company had repurchased 1,118,300 shares under this plan for approximately $6.1 million at an average price per share of $5.44. In the first quarter of 2005, the Company repurchased 131,300 shares under this plan for approximately $0.7 million at an average price per share of $5.59.

NOTE L - New Accounting Pronouncements
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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the Securities and Exchange Commission extended the compliance date for SFAS No. 123R, making it effective for the first annual reporting period, rather than the next reporting period, that begins after June 15, 2005, which for the Company is the fiscal year ending January 1, 2006. The Company is presently evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

On June 30, 2000, the Company filed a Motion to Dismiss the action in the United States District Court in Rhode Island. The United States District Court for the District of Rhode Island granted the Company's Motion to Dismiss in June 2001. In July 2001, the Plaintiff filed an appeal with the First Circuit Court of Appeals. The appeal was before the First Circuit Court of Appeals. An oral argument was held February 8, 2002.

On March 20, 2002, the Court of Appeals for the First Circuit issued a judgment affirming the dismissal of all claims asserted against the W. Russell Boss Jr. Trust A, W. Russell Boss Jr. Trust B and W. Russell Boss Jr. Trust C and reversing the District Court's dismissal of the Section 10(b) and 20(a) claims asserted against the Company and the named individual defendants. The Court of Appeals' ruling was limited to a finding that the plaintiff's complaint had satisfied the pleading requirements of the Private Securities Litigation Reform Act of 1995; the Court did not opine on the merits of plaintiff's claims. On January 8, 2004, the District Court heard oral argument on defendants' motion for summary judgment. On July 21, 2004, the Court issued its Memorandum and Order partially granting defendants' motion for summary judgment and narrowing the class period to encompass only purchases made between July 16, 1998 and April 22, 1999. Due to the revised class period, the plaintiff's two proposed class representatives no longer had standing to assert claims on behalf of the proposed class. The Court, however, allowed the plaintiff class an opportunity to recruit new class representatives and new class representatives have been allowed. The Company maintains that the claims are without merit and will continue to vigorously contest the litigation.

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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the site. Past and future costs, excluding the required remedy, are estimated at $5 million to $7 million. No discovery has been taken to date. At April 2, 2005, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill site, as the potential liability is not estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company also offers writing instrument accessories including refills and desk sets as well as Cross branded watches and business accessories. In 2003, the Company established its optical segment with the acquisition of Costa Del Mar, a designer, manufacturer and marketer of high-quality polarized sunglasses. In April 2004, the Company opened a retail store in Harvard Square, Cambridge, Massachusetts under a corporate division called Cross Retail Ventures. This store, as well as a second store opened in November 2004 in a shopping mall outside of Boston, will be used as a test market for new products and merchandise.

In the first quarter of 2005, the Company reported a net loss of $0.5 million, or three cents per share, compared to a net loss of $0.7 million, or five cents per share, in the first quarter of 2004. The 2005 net loss was largely due to lower writing instrument & accessory sales volume combined with lower writing instrument gross profit margins in the quarter. The 2005 first quarter loss included a $0.1 million after tax restructuring charge. The 2004 first quarter loss included a $0.7 million after tax restructuring charge and a $0.7 million after tax gain due to a property tax settlement with the Town of Lincoln, Rhode Island.

Results of Operations First Quarter 2005 Compared to First Quarter 2004

Consolidated net sales were $29.6 million in the first quarter of 2005, an increase of 1.0% compared to the first quarter of 2004. Writing instrument and accessory ("WI&A") net sales of $24.9 million declined 2.9% compared to the prior year first quarter. Sales from the optical segment of $4.6 million in the first quarter of 2005 increased 29.1% compared to the first quarter of 2004. The effect of foreign exchange was favorable to consolidated first quarter 2005 sales results by approximately $0.4 million, or 1.3 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 2, 2005	APRIL 3, 2004	CHANGE
Writing Instruments and Accessories:
Americas	$ 10,567	$ 12,071	(12.5)%
Europe, Middle East and Africa	8,171	7,813	4.6%
Asia	5,514	5,222	5.6%
Other	680	582	16.8%
Sub-total	24,932	25,688	(2.9)%
Optical	4,627	3,584	29.1%
Consolidated Net Sales	$ 29,559	$ 29,272	1.0%

Writing instruments and accessories revenue in the Americas region declined 12.5% to $10.6 million in the first quarter of 2005 compared to the first quarter of 2004. This decline was primarily due to a 24% decline in U.S. National Account sales for the period, as in the first quarter of 2004 Metal Ion was launched and there was also a significant sale of discontinued product, neither of which repeated in the first quarter of 2005. Corporate gift sales declined in the first quarter of 2005 by 15% compared to the first quarter of 2004 as businesses have reduced spending on corporate gifts worldwide.

The Europe, Middle East and Africa ("EMEA") region sales of $8.2 million increased 4.6% compared to last year's first quarter. Retail sales increased 14.3% while business gift sales decreased 9.9%. Excluding the favorable impact of foreign exchange, EMEA revenue increased approximately 1.2% during the first quarter of 2005 compared to the first quarter of 2004.

Sales of $5.5 million in the Asian markets were 5.6% higher in the first quarter of 2005 compared to the first quarter of 2004. Retail sales increased 13.1% while business gift sales decreased 3.0%. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 3.5% during the first quarter of 2005 compared to the first quarter of 2004.

Other revenue, which includes both OEM revenue as well as revenue from Cross Retail Ventures, was $0.7 million and represented 2.7% of total writing instruments and accessory revenue in the first quarter of 2005 compared to 2.2% in the first quarter of 2004. OEM revenue decreased 6.5% compared to 2004.

Optical segment sales of $4.6 million in the first quarter of 2005 increased 29.1% compared to the first quarter of 2004. This increase was due largely to the effect of new product launches.

Gross margin for the first quarter of 2005 was 50.2%, down 3.5 percentage points from 2004's first quarter margin. The primary reason for this decline was a $682,000 property tax refund recorded as a reduction of cost of goods sold in the first quarter of 2004. Excluding the benefit of the tax refund, gross margin decreased 1.2 percentage points largely due to anticipated costs related to the transition to offshore manufacturing.

Selling, General and Administrative ("SG&A") expenses of $14.2 million in the first quarter of 2005 were 4.3% lower than the first quarter of 2004. WI&A SG&A was 6.2% lower in the first quarter of 2005 compared to the first quarter of 2004. This was due largely to the cost savings generated from the Company's ongoing restructuring program as well as a continued focus on operational efficiencies. Optical segment SG&A increased 10.9% in the first quarter of 2005 due largely to higher planned selling expenses related to the increased sales volume in the quarter.

Research and Development ("R&D") expenses in the first quarter of 2005 were lower than the comparable 2004 period by 19.5%. Writing instrument and accessories R&D was 17.9% lower than the prior year largely due to lower planned R&D expenditures.

The Company recorded $0.2 million of pre-tax restructuring charges in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004. The charges incurred in the first quarter of 2005 were primarily for travel related to the transition to offshore manufacturing.

Interest and other (expense) income was an expense of $56,000 in the first quarter of 2005 compared to $415,000 of income in the first quarter of 2004:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2005	APRIL 3, 2004	CHANGE
Interest Income	$ 72	$ 484	$ (412)

Interest expense	(92)	(92)	-
Unrealized (loss) gain on trading securities	(36)	29	(65)
Other expense	-	(6)	6
Other Expense	$ (128)	$ (69)	$ (59)
Consolidated Interest and Other (Expense) Income	$ (56)	$ 415	$ (471)

Interest income was higher in the first quarter of 2004 due to $401,000 of interest income resulting from the property tax settlement with the Town of Lincoln, Rhode Island.

The effective tax rate was 36% in the first quarter of 2005 compared to 35% in the first quarter of 2004.

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

The Company's cash balance of $14.5 million at April 2, 2005 declined $1 million from January 1, 2005, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2004 by approximately $6.5 million to $23.5 million. WI&A accounts receivable decreased $7.5 million and the optical segment accounts receivable increased $1.0 million. The decline in WI&A accounts receivable was primarily due to cash collected in January 2005 from customers who took advantage of the Company's 2004 extended dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2004 purchases until 2005. This program was similar to holiday season extended dating programs that have been offered in prior years. The increase in optical segment accounts receivable was due primarily to the first quarter 2005 sales volume.

Inventory was $17.3 million at April 2, 2005, an increase of approximately $1.8 million since January 1, 2005. WI&A inventory increased $1.8 million while Costa Del Mar sunglass inventory levels were essentially unchanged from year end 2004. The increase in WI&A inventory was primarily due to planned higher safety stock levels on selected writing instrument inventories in conjunction with the manufacturing transition to China.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through April 2, 2005, the Company had repurchased 1,118,300 shares under this plan for approximately $6.1 million at an average price per share of $5.44. In the first quarter of 2005, the Company repurchased 131,300 shares under this plan for approximately $0.7 million at an average price per share of $5.59.

The Company has available a $25 million unsecured line of credit with a bank. At April 2, 2005 the outstanding balance on this line of credit was $3 million and the unused and available portion was $22 million.

In 2003, the Company borrowed $9 million, primarily to finance the acquisition of Costa Del Mar. At April 2, 2005, approximately $6.5 million of the $9 million debt was outstanding, of which $1.3 million was classified as long-term debt, less current maturities, and $5.2 million was classified as current maturities of long-term debt.

In the first quarter of 2005 approximately $0.2 million was paid as a result of the corporate restructuring program initiated in July 2003. This program was designed to increase the Company's competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. The total cost is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. At April 2, 2005, approximately $4.8 million has been paid to date as a result of this program.

The Company expects to contribute $1,819,000 to its pension plan and $144,000 to its excess benefit plan in 2005, the majority of which will be paid in the third quarter.

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

At April 2, 2005, cash available for domestic operations was approximately $2.8 million, while cash held offshore was approximately $11.7 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings was no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of April 2, 2005, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in the first quarter of fiscal 2005.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to economic benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated availability of the unsecured line of credit; anticipated sufficiency of available working capital; the anticipated level of research and development costs; and the expectation that restructuring charges over the life of the program will be kept within the stated amount. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the ability of the Company to realize and maintain the savings related to the restructuring and manufacturing transition, the uncertainty of the domestic and foreign economies in which the Company operates, the uncertainty related to litigation, customer and consumer acceptance of the Company's new and existing product lines, the Company's ability to control costs, the Company's ability to generate growth outside of writing instruments, and the Company's ability to extend the Cross brand beyond writing instruments. See the Company's Annual Report on Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the twelve month period ended January 1, 2005 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

B Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3. in the Company's Form 10-K Annual Report for the fiscal year ended January 1, 2005 for a complete discussion of the Company's legal proceedings. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 2, 2005 - January 29, 2005	19,500	5.26	19,500	393,500
January 30, 2005 - February 26, 2005	43,000	5.46	43,000	350,500
February 27, 2005 - April 2, 2005	68,800	5.77	68,800	281,700
Total	131,300	5.59	131,300

In October 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through April 2, 2005, the Company had repurchased 1,118,300 shares under this plan for approximately $6.1 million at an average price per share of $5.44.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

A. T. CROSS COMPANY

Date: May 16, 2005	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 16, 2005	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer