Form 10-Q
period 2005-07-30
CROSS A T CO
filed 2005-08-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 2, 2005:
Class A common stock - Class B common stock -	13,115,871 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	JULY 2, 2005	JANUARY 1, 2005
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 8,180	$ 10,434
Short-term investments	4,044	5,068
Accounts receivable, net	21,036	29,986
Inventories
Finished goods	9,270	7,839
Work in process	5,774	4,141
Raw materials	3,989	3,527
	19,033	15,507
Deferred income taxes	5,385	5,421
Other current assets	9,737	6,632
Total Current Assets	67,415	73,048

Property, Plant and Equipment	130,509	128,939
Less accumulated depreciation	107,766	105,199
Net Property, Plant and Equipment	22,743	23,740
Goodwill	7,288	7,288
Intangibles, Net	4,757	4,936
Deferred Income Taxes	3,730	3,823
Other Assets	477	516
Total Assets	$ 106,410	$ 113,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Lines of credit	$ 3,400	$ 3,000
Current maturities of long-term debt	1,350	1,350
Accounts payable, accrued expenses and other liabilities	12,724	17,403
Accrued compensation and related taxes	3,793	4,172
Retirement plan obligations	1,635	1,622
Restructuring liabilities	262	289
Total Current Liabilities	23,164	27,836

Retirement Plan Obligations	8,826	8,398
Long-Term Debt, Less Current Maturities	4,837	5,512
Accrued Warranty Costs	1,646	1,603
Commitments and Contingencies (Note M)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,445,619 shares issued and
13,115,871 shares outstanding at July 2, 2005, and 16,347,082
shares issued and 13,174,034 shares outstanding at January 1, 2005	16,446	16,347
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at July 2, 2005 and January 1, 2005	1,805	1,805
Additional paid-in capital	17,526	17,142
Unearned stock-based compensation	(909)	(792)
Retained earnings	61,721	62,692
Accumulated other comprehensive loss	(2,627)	(2,039)
	93,962	95,155
Treasury stock, at cost	(26,025)	(25,153)
Total Shareholders' Equity	67,937	70,002
Total Liabilities and Shareholders' Equity	$ 106,410	$ 113,351

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004

Net sales	$ 29,041	$ 29,115	$ 58,600	$ 58,387
Cost of goods sold	14,720	14,722	29,427	28,274
Gross Profit	14,321	14,393	29,173	30,113

Selling, general and administrative expenses	13,791	13,940	27,957	28,741
Service and distribution costs	630	782	1,428	1,551
Research and development expenses	447	444	856	952
Restructuring charges	286	383	502	1,523
Operating Loss	(833)	(1,156)	(1,570)	(2,654)

Interest and other (expense) income	(19)	(205)	(75)	210

Loss from Operations Before Income Taxes	(852)	(1,361)	(1,645)	(2,444)

Income tax benefit	(389)	(476)	(674)	(855)

Net Loss	$ (463)	$ (885)	$ (971)	$ (1,589)

Basic and Diluted Net Loss Per Share:
Net Loss Per Share	$(0.03)	$(0.06)	$(0.07)	$(0.11)

Weighted Average Shares Outstanding:
Denominator for Basic Net Loss Per Share	14,705	15,004	14,736	14,991
Effect of dilutive securities	- ( A )	- ( A )	- ( A )	- ( A )
Denominator for Diluted Net Loss Per Share	14,705	15,004	14,736	14,991

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004

Net Loss	$ (463)	$ (885)	$ (971)	$ (1,589)
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on interest rate swap, net of tax (benefit)
provision of $15,000, ($41,000), ($16,000) and ($27,000)	(28)	76	30	50
Minimum pension liability adjustment, net of tax provision
of $20,000 and $33,000	42	0	70	0
Foreign currency translation adjustments	(321)	(145)	(688)	(47)
Comprehensive Loss	$ (770)	$ (954)	$ (1,559)	$ (1,586)

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JULY 2, 2005	JULY 3, 2004

CASH PROVIDED BY (USED IN):
Operating Activities:
Net Loss	$ (971)	$ (1,589)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	3,767	3,611
Restructuring charges	502	1,523
Provision for bad debts	391	174
Deferred income taxes	96	37
Provision for accrued warranty costs	370	221
Stock-based compensation	36	45
Unrealized losses on trading securities	24	107
Amortization of unearned stock-based compensation	144	71
Changes in operating assets and liabilities:
Accounts receivable	8,559	10,046
Inventories	(3,526)	(4,947)
Other assets - net	(3,257)	30
Accounts payable and other liabilities - net	(4,474)	(3,842)
Warranty costs paid	(327)	(205)
Restructuring charges paid	(524)	(2,180)
Foreign currency transaction gain	(310)	(36)
Net Cash Provided by Operating Activities	500	3,066

Investing Activities:
Purchases of short-term investments	-	(3,053)
Sales or maturities of short-term investments	1,000	3,893
Additions to property, plant and equipment	(2,410)	(1,931)
Net Cash Used in Investing Activities	(1,410)	(1,091)

Financing Activities:
Purchase of treasury stock	(872)	(280)
Lines of credit proceeds and repayments, net	400	(1,155)
Repayment of bank borrowings	(675)	(674)
Proceeds from sale of Class A common stock	185	218
Net Cash Used in Financing Activities	(962)	(1,891)

Effect of exchange rate changes on cash and cash equivalents	(382)	(23)

Decrease in Cash and Cash Equivalents	(2,254)	(11)

Cash and cash equivalents at beginning of period	10,434	8,295

Cash and Cash Equivalents at End of Period	$ 8,180	$ 8,284

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2005

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2005. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

NOTE B - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of writing instrument manufacturing departments will be moved offshore. Each succeeding step of the process will be fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $6.5 million over the life of the program, assuming full implementation. Of this $6.5 million, approximately $5.0 million will be for severance and related expenses and approximately $1.5 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 1, 2005	$ 267	$ 22	$ 289
Restructuring charges incurred	90	126	216
Cash payments	(136)	(148)	(284)
Balances at April 2, 2005	221	0	221
Restructuring charges incurred	228	58	286
Cash payments	(182)	(58)	(240)
Foreign exchange effects	(5)	0	(5)
Balances at July 2, 2005	$ 262	$ 0	$ 262

NOTE C - Segment Information
The Company has two reportable segments; writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and six month periods ended July 2, 2005 and July 3, 2004:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
Revenues from External Customers:
WI&A	$ 23,077	$ 24,293	$ 48,009	$ 49,981
Optical	5,964	4,822	10,591	8,406
Total	$ 29,041	$ 29,115	$ 58,600	$ 58,387
Depreciation and Amortization:
WI&A	$ 1,846	$ 1,413	$ 3,656	$ 3,536
Optical	58	43	111	75
Total	$ 1,904	$ 1,456	$ 3,767	$ 3,611
Segment (Loss) Profit:
WI&A	$ (2,103)	$ (2,285)	$ (3,374)	$ (3,585)
Optical	1,251	924	1,729	1,141
Total	$ (852)	$ (1,361)	$ (1,645)	$ (2,444)
Restructuring Charges:
WI&A	$ 286	$ 383	$ 502	$ 1,523
Optical	0	0	0	0
Total	$ 286	$ 383	$ 502	$ 1,523

			JULY 2, 2005	JANUARY 1, 2005
Segment Assets:
WI&A			$ 90,533	$ 99,222
Optical			15,877	14,129
Total			$ 106,410	$ 113,351
Goodwill:
WI&A			$ 3,944	$ 3,944
Optical			3,344	3,344
Total			$ 7,288	$ 7,288

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument and sunglass unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs were $535,000 at July 2, 2005 and January 1, 2005, and were recorded in accrued expenses and other liabilities. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
Balance at beginning of period	$ 2,198	$ 2,431	$ 2,138	$ 2,424
Warranty costs paid	(142)	(117)	(327)	(205)
Warranty costs accrued	125	126	370	221
Balance at end of period	$ 2,181	$ 2,440	$ 2,181	$ 2,440

NOTE E - Stock-Based Compensation
The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. No employee stock-based compensation cost is reflected in net loss related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise or purchase price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award. The following table reflects pro forma net loss and net loss per share had the Company elected to record expense for employee stock options under SFAS No. 123.

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
Net loss, as reported	$ (463)	$ (885)	$ (971)	$ (1,589)
Less stock-based compensation expense recognized, net of tax	42	18	85	46
Stock-based compensation expense as determined under SFAS
No. 123, net of tax	(93)	(115)	(184)	(263)
Pro Forma Net Loss	$ (514)	$ (982)	$ (1,070)	$ (1,806)

Net Loss per Share:
Basic and diluted - as reported	$(0.03)	$(0.06)	$(0.07)	$(0.11)
Basic and diluted - pro forma	$(0.03)	$(0.07)	$(0.07)	$(0.12)

NOTE F - Line of Credit
At July 2, 2005, the Company maintained a $25 million unsecured line of credit with a bank. This agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. This agreement is cancelable at any time by the Company or the bank. The outstanding balance of this line of credit at July 2, 2005 and January 1, 2005 was $3 million. The unused and available portion of the Company's $25 million unsecured line of credit was $22 million at July 2, 2005 and January 1, 2005.

In the second quarter of 2005, Costa Del Mar, the Company's wholly owned subsidiary, entered into a $1 million secured line of credit agreement with a bank. Costa Del Mar has provided the bank with a security interest in certain of its assets for this line of credit. This agreement will provide Costa Del Mar with an additional source of working capital. This is a variable rate revolving line of credit due on June 23, 2006. The initial rate of interest on this line is the bank's prime rate plus 0.25%. The outstanding balance of this line of credit at July 2, 2005 was $400,000. The unused and available portion of Costa Del Mar's line of credit was $600,000 at July 2, 2005.

NOTE G - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to July 2, 2005, the effect of the mark-to-market valuation, net of tax, was an unrealized gain of approximately $40,000.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the lines of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $62,000 and $16,000 at July 2, 2005 and January 1, 2005, respectively, and was reported in accrued expenses and other liabilities.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
Service cost	$ 397	$ 337	$ 793	$ 674
Interest cost	607	592	1,214	1,184
Expected return on plan assets	(583)	(584)	(1,165)	(1,168)
Amortization of prior service cost	43	20	86	40
Net Periodic Benefit Cost	$ 464	$ 365	$ 928	$ 730

The Company expects to contribute $1,819,000 to its pension plan and $144,000 to its excess benefit plan in 2005, the majority of which will be paid in the third quarter.

NOTE I - Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The most recent annual impairment test for all segments was performed on November 29, 2004, and the Company concluded that goodwill was not impaired. The next annual impairment test is scheduled for November 28, 2005. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	JULY 2, 2005			JANUARY 1, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,806	$ 6,924	$ 882	$ 7,727	$ 6,706	$ 1,021
Patents	2,718	2,243	475	2,615	2,100	515
	$ 10,524	$ 9,167	1,357	$ 10,342	$ 8,806	1,536
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles			$ 4,757			$ 4,936

NOTE J - Short-Term Investments
At July 2, 2005 and July 3, 2004, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other income (expense). The following table details the net gains and losses on trading securities for the three and six month periods ended July 2, 2005 and July 3, 2004.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
Net gains (losses) recognized on trading securities	$ 12	$ (148)	$ (52)	$ (131)
Less net losses recognized on trading securities sold	-	(13)	-	(16)
Unrealized net gains (losses) on trading securities still held
at reporting date	$ 12	$ (135)	$ (52)	$ (115)

NOTE K - Stock Repurchase Plan
In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through July 2, 2005, the Company had repurchased 1,143,700 shares under this plan for approximately $6.2 million at an average price per share of $5.44. In the second quarter of 2005, the Company repurchased 25,400 shares under this plan for approximately $137,000 at an average price per share of $5.41. In the first six months of 2005, the Company repurchased 156,700 shares under this plan for approximately $872,000 at an average price of $5.56.

NOTE L - New Accounting Pronouncements
In November 2004, the FASB issued Statement No. 151. "Inventory Costs," an amendment of ARB Opinion No. 43, Chapter 4. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of Statement No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the Securities and Exchange Commission extended the compliance date for SFAS No. 123R, making it effective at the beginning of the first annual reporting period, rather than the next reporting period, that begins after June 15, 2005, which for the Company is the fiscal year beginning January 1, 2006. The Company is presently evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable. This Statement applies to all voluntary changes in accounting principle. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005.

NOTE M - Contingencies
On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which was brought by a purchaser of the Company's Class A common stock, alleged that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's former Pen Computing Group business. The suit sought class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The Court subsequently narrowed the class period to encompass only purchases made between July 16, 1998 and April 22, 1999. Due to the revised class period, the plaintiff's two proposed class representatives no longer had standing to assert claims on behalf of the proposed class. The Court, however, allowed the plaintiff class an opportunity to recruit new class representatives and new class representatives were allowed. The parties have since reached settlement in this case, and in July, 2005 the United States District Court for the District of Rhode Island granted preliminary approval of the agreement to settle the securities class action litigation. Under the terms of the proposed settlement, the class action litigation will be dismissed in exchange for an aggregate cash payment of $1.5 million. The settlement payment will be funded entirely by the Company's insurance carriers and will therefore have no impact to the Company's consolidated financial position or results of operations. The settlement remains subject to the satisfaction of various conditions, including final approval by the United States District Court for the District of Rhode Island following notice to members of the class.

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

The Company is also named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the site. Past and future costs, excluding the required remedy, are estimated at approximately $7 million. No formal discovery has been taken to date. In the second quarter, the Company received a settlement demand of approximately $600,000 from CCL/Unilever to resolve all claims related to the current litigation. The Company is currently evaluating the demand and the information provided by CCL/Unilever to support that demand. The Company does not currently believe that the information provided to date supports Plaintiff's demand. At August 5, 2005, the Company had not established a liability for any environmental investigation or remediation relating to the J.M. Mills Landfill site, as the potential liability is not currently estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. The Company also offers writing instrument accessories including refills and desk sets as well as Cross branded watches and business accessories. In 2003, the Company established its optical segment with the acquisition of Costa Del Mar, a designer, manufacturer and marketer of high-quality polarized sunglasses. In 2004, the Company opened two retail stores in Massachusetts under a corporate division called Cross Retail Ventures. These stores are primarily used as test markets for new products and merchandise.

In the second quarter of 2005, the Company reported a net loss of $0.5 million, or three cents per share, compared to a net loss of $0.9 million, or six cents per share, in the second quarter of 2004. The lower net loss in the second quarter of 2005 compared to the second quarter of 2004 was largely due to lower writing instrument and accessory ("WI&A") operating expenses combined with a relatively higher income tax benefit in the second quarter of 2005 compared to the second quarter of 2004.

In the first six months of 2005, the Company reported a net loss of $1.0 million, or seven cents per share, compared to a net loss of $1.6 million, or eleven cents per share, in the comparable 2004 period. The lower net loss in 2005 compared to 2004 was largely due to lower writing instrument and accessory operating expenses combined with a higher income tax benefit in 2005 compared to 2004.

Results of Operations Second Quarter 2005 Compared to Second Quarter 2004

Consolidated net sales in the second quarter of 2005 were $29.0 million compared to $29.1 million in the second quarter of 2004. WI&A net sales of $23.1 million declined 5.0% compared to the prior year second quarter. Sales from the optical segment of $5.9 million in the second quarter of 2005 increased 23.7% compared to the second quarter of 2004. The effect of foreign exchange was favorable to consolidated second quarter 2005 sales results by approximately $0.3 million, or 1.3 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JULY 2, 2005	JULY 3, 2004	CHANGE
Writing Instruments and Accessories:
Americas	$ 11,151	$ 11,779	(5.3)%
Europe, Middle East and Africa	7,001	7,955	(12.0)%
Asia	4,129	3,919	5.4%
Other	796	640	24.4%
Sub-total	23,077	24,293	(5.0)%
Optical	5,964	4,822	23.7%
Consolidated Net Sales	$ 29,041	$ 29,115	(0.3)%

WI&A revenue in the Americas region declined 5.3% to $11.2 million in the second quarter of 2005 compared to the second quarter of 2004. This decline was primarily due to lower sales volume within the Company's U.S. Corporate Gift and Carriage Trade channels and the Canadian and Latin American markets. The declines in these areas were primarily due to the launch of the Verve line in the second quarter of 2004, as there were no comparable new product launches in the second quarter of 2005. The Company plans to launch a number of new products in the second half of 2005. Sales to the Company's U.S. National accounts improved in the second quarter of 2005 compared to the second quarter of 2004, primarily due to the partial rollout of new merchandising and two new products, Calais and Tech 3, launched in this channel late in the second quarter of 2005.

The Europe, Middle East and Africa ("EMEA") region sales in the second quarter of 2005 of $7.0 million decreased 12.0% compared to the 2004 second quarter. Excluding the favorable impact of foreign exchange, EMEA revenue decreased approximately 14.6% during the second quarter of 2005 compared to the second quarter of 2004. Sales increases in several Middle Eastern countries were more than offset by declines in Europe, most significantly the UK and Spain. The Company believes that the increased sales in Middle Eastern countries are due to the growing economies in that region. The decrease in sales in Europe can in part be attributed to the launch of the Verve product line in the second quarter of 2004, with no comparable second quarter 2005 product launches. The decrease in sales in Europe can also be attributed to overall softness in retail business in the UK. In addition, an inventory reduction at our largest customer in Spain, due to a computer system conversion, had an adverse effect on sales results, as did a significant second quarter 2004 business gift order that did not repeat in the second quarter of 2005.

Sales of $4.1 million in the Asian markets were 5.4% higher in the second quarter of 2005 compared to the second quarter of 2004. Retail sales increased 4% while business gift sales increased 10%. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 3.6% during the second quarter of 2005. The Company's business in Asia has grown in seven of the past eight quarters. The sales volume increase in Japan, the Company's largest market in the region, was a significant contributor to the favorable result in the quarter.

Optical segment sales of $6.0 million in the second quarter of 2005 increased 23.7% compared to the second quarter of 2004. The growth in quarterly revenue was primarily the result of new product launches, expanded geographic distribution and a more diverse consumer mix.

Consolidated gross margin for the second quarter of 2005 was 49.3%, down 0.1 percentage point from the 2004 second quarter gross margin. Writing instrument and accessories gross margins in the second quarter of 2005 were 1.0 percentage point less than the second quarter of 2004, while gross margins of the optical segment improved 2.3 percentage points compared to the prior year.

Selling, General and Administrative ("SG&A") expenses of $13.8 million in the second quarter of 2005 were 1.1% lower than the second quarter of 2004. WI&A SG&A was 4.4% lower in the second quarter of 2005 compared to the second quarter of 2004. This was due largely to the cost savings generated from the Company's restructuring program as well as a continued focus on operational efficiencies. Optical segment SG&A increased 25.6% in the second quarter of 2005 due largely to higher planned selling expenses related to building the business.

The Company recorded $0.3 million of pre-tax restructuring charges in the second quarter of 2005 compared to $0.4 million in the second quarter of 2004.

Interest and other (expense) income was an expense of $19,000 in the second quarter of 2005 compared to expense of $205,000 in the second quarter of 2004:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	CHANGE
Interest Income	$ 76	$ 60	$ 16

Interest expense	(111)	(96)	(15)
Unrealized gain (loss) on trading securities	12	(136)	148
Other income (expense)	4	(33)	37
Other Expense	$ (95)	$ (265)	$ 170
Consolidated Interest and Other (Expense) Income	$ (19)	$ (205)	$ 186

Interest income and interest expense were higher in the second quarter of 2005 due to higher average interest rates.

The effective tax rate was 46% in the second quarter of 2005 compared to 35% in the second quarter of 2004.

Results of Operations Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004

Consolidated net sales were $58.6 million in the first six months of 2005, an increase of 0.4% compared to the first six months of 2004. WI&A net sales of $48.0 million declined 3.9% compared to the prior year. Sales from the optical segment of $10.6 million in the first six months of 2005 increased 26.0% compared to the first six months of 2004. The effect of foreign exchange was favorable to consolidated 2005 sales results by approximately $644,000, or 1.1 percentage points.

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JULY 2, 2005	JULY 3, 2004	CHANGE
Writing Instruments and Accessories:
Americas	$ 21,718	$ 23,850	(8.9)%
Europe, Middle East and Africa	15,172	15,768	(3.8)%
Asia	9,643	9,141	5.5%
Other	1,476	1,222	20.8%
Sub-total	48,009	49,981	(3.9)%
Optical	10,591	8,406	26.0%
Consolidated Net Sales	$ 58,600	$ 58,387	0.4%

WI&A revenue in the Americas region declined 8.9% to $21.7 million in the first six months of 2005 compared to the first six months of 2004. All of the major channels of the Americas business declined in the first six months of 2005 compared to the first six months of 2004. The lower level of new products sold in the first six months of 2005 compared to the first six months of 2004, which included the launch of Verve, was a primary reason for this result. Sales of the Company's more established product lines, including our largest product line, Century, as well as Townsend, ATX and Morph increased in the Americas in the first six months of 2005 as compared to the first six months of 2004. The Company plans to launch a number of new products in these channels in the second half of 2005.

The Europe, Middle East and Africa ("EMEA") region sales of $15.2 million decreased 3.8% compared to last year. Retail sales increased 4% while business gift sales decreased 15%. Excluding the favorable impact of foreign exchange, EMEA revenue decreased approximately 6.7% during the first six months of 2005 compared to the first six months of 2004.

Sales of $9.6 million in the Asian markets were 5.5% higher in the first six months of 2005 compared to the first six months of 2004. Retail sales increased 9% while business gift sales increased 2%. Excluding the favorable impact of foreign exchange, revenue in Asia increased approximately 3.6% during the first six months of 2005 compared to the first six months of 2004.

Other revenue, which includes both OEM revenue as well as revenue from Cross Retail Ventures, was $1.5 million and represented 3.1% of total writing instruments and accessory revenue in the first six months of 2005 compared to 2.4% in the first six months of 2004. OEM revenue increased 1.3% compared to 2004.

Optical segment sales of $10.6 million in the first six months of 2005 increased 26.0% compared to the first six months of 2004. This was primarily the result of new product launches, expanded geographic distribution and a more diverse consumer mix.

Gross margin for the first six months of 2005 was 49.8%, down 1.8 percentage points from 2004's first six months margin. The primary reason for this decline was a $682,000 property tax refund recorded as a reduction of cost of goods sold in the first six months of 2004. Excluding the benefit of the property tax refund, gross margin decreased 0.6 percentage points due in part to costs related to the transition to offshore manufacturing as well as the effects of product mix.

Selling, General and Administrative ("SG&A") expenses of $28.0 million in the first six months of 2005 were 2.7% lower than the first six months of 2004. WI&A SG&A was 5.3% lower in the first six months of 2005 compared to the first six months of 2004. This was due largely to the cost savings generated from the Company's restructuring program as well as a continued focus on operational efficiencies. Optical segment SG&A increased 18.2% in the first six months of 2005 due largely to higher planned selling expenses related to building the business.

Research and Development ("R&D") expenses in the first six months of 2005 were lower than the comparable 2004 period by 10.1%. Writing instrument and accessories R&D was 8.6% lower than the prior year largely due to lower planned R&D expenditures.

The Company recorded $0.5 million of pre-tax restructuring charges in the first six months of 2005 compared to $1.5 million in the first six months of 2004. The charges incurred in the first six months of 2005 were related primarily to the transition to offshore manufacturing.

Interest and other (expense) income was an expense of $75,000 in the first six months of 2005 compared to income of $210,000 in the first six months of 2004:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JULY 2, 2005	JULY 3, 2004	CHANGE
Interest Income	$ 148	$ 544	$ (396)

Interest expense	(203)	(188)	(15)
Unrealized loss on trading securities	(24)	(106)	82
Other income (expense)	4	(40)	44
Other Expense	$ (223)	$ (334)	$ 111
Consolidated Interest and Other (Expense) Income	$ (75)	$ 210	$ (285)

Interest income was higher in the first six months of 2004 largely due to $401,000 of interest income resulting from the property tax settlement with the Town of Lincoln, Rhode Island.

The effective tax rate was 41% in the first six months of 2005 compared to 35% in the first six months of 2004.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash and investments ("cash"), cash generated from operations and amounts available under the Company's $25 million line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, stock repurchase programs and debt service. The Company does not expect its future cash needs to increase to the extent that these historical sources of liquidity and capital will not be sufficient to meet its needs.

The Company's cash balance of $12.2 million at July 2, 2005 declined $3.3 million from January 1, 2005, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2004 by approximately $9.0 million to $21.0 million. WI&A accounts receivable decreased $10.2 million and the optical segment accounts receivable increased $1.2 million. The decline in WI&A accounts receivable was primarily due to cash collected in January 2005 from customers who took advantage of the Company's 2004 holiday dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2004 purchases until January 2005. This program was similar to the holiday season extended dating programs that have been offered in prior years. The increase in optical segment accounts receivable was due primarily to the second quarter 2005 sales volume.

Inventory was $19.0 million at July 2, 2005, an increase of approximately $3.5 million since January 1, 2005. WI&A inventory increased $3.5 million while Costa Del Mar sunglass inventory levels were essentially unchanged from year end 2004. The increase in WI&A inventory was primarily due to planned higher safety stock levels on selected writing instrument inventories in conjunction with the manufacturing transition to China. Additionally, the Company has transferred ownership of certain raw material and work-in-process inventory to its Chinese contract manufacturer in order to complete the transition on product lines that are currently produced solely in China. At July 2, 2005, approximately $3.0 million was owed to the Company for that inventory, and the related receivable balance is included in other current assets.

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through July 2, 2005, the Company had repurchased 1,143,700 shares under this plan for approximately $6.2 million at an average price per share of $5.44. In the second quarter of 2005, the Company repurchased 25,400 shares under this plan for approximately $137,000 at an average price per share of $5.41. In the first six months of 2005, the Company repurchased 156,700 shares under this plan for approximately $872,000 at an average price of $5.56.

The Company has available a $25 million unsecured line of credit with a bank and Costa Del Mar has a separate $1 million secured line of credit with a bank. At July 2, 2005 the outstanding balances on these two lines of credit were $3 million and $0.4 million, respectively; and the unused and available portions were $22 million and $0.6 million, respectively.

In 2003, the Company borrowed $9 million, primarily to finance the acquisition of Costa Del Mar. At July 2, 2005, approximately $6.2 million of the $9 million debt was outstanding, of which $4.8 million was classified as long-term debt, less current maturities, and $1.4 million was classified as current maturities of long-term debt.

In the second quarter of 2005 approximately $240,000 was paid as a result of the corporate restructuring program initiated in July 2003. This program was designed to increase the Company's competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. The total cost is expected to be approximately $6.5 million incurred over the life of the program, assuming full implementation, which from its inception is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $6.5 million. At July 2, 2005, approximately $5.0 million has been paid to date as a result of this program.

The Company expects to contribute $1.8 million to its pension plan and $144,000 to its excess benefit plan in 2005, the majority of which will be paid in the third quarter.

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

At July 2, 2005, cash available for domestic operations was approximately $1.6 million, while cash held offshore was approximately $10.6 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings was no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of July 2, 2005, approximately $13 million of these earnings had been repatriated to the United States. At present, management believes that the unremitted foreign earnings for which deferred taxes have not been provided will continue to be permanently invested in the growth of business outside the United States; hence, no additional deferred taxes were recorded in the second quarter of fiscal 2005.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 965(a), which permits a temporary dividends received deduction of 85% of the cash dividends received by a United States shareholder from controlled foreign corporations and invested in the United States. Taxpayers may elect to apply the deduction to either the last tax year that begins before October 22, 2004, or the taxpayer's first tax year that begins during the one-year period beginning on October 22, 2004. The Company has begun an evaluation to determine if it may benefit from this provision. The evaluation is in the early stages and will be completed by the end of 2005.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the anticipated benefit related to new products and new merchandising, the expected continued growth of the economies in the Middle East, the expected continued ability to control costs with operational efficiencies, the anticipated availability of the unsecured line of credit and the anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the ability of the Company to realize and maintain the savings related to the restructuring and manufacturing transition, the uncertainty of the domestic and foreign economies in which the Company operates, customer and consumer acceptance of the Company's new and existing product lines, the Company's ability to control costs, and the consumer's reaction to new merchandising. See the Company's Annual Report on Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

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

B Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3. in the Company's Form 10-K Annual Report for the fiscal year ended January 1, 2005 for a complete discussion of the Company's legal proceedings. Except as otherwise described in Note M herein., "Contingencies", no material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 3, 2005 - April 30, 2005	15,000	5.27	15,000	266,700
May 1, 2005 - May 28, 2005	10,400	5.61	10,400	256,300
May 29, 2005 - July 2, 2005	0	-	0	256,300
Total	25,400	5.41	25,400

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through July 2, 2005, the Company had repurchased 1,143,700 shares under this plan for approximately $6.2 million at an average price per share of $5.44.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 28, 2005 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors. Approved by the vote of 11,971,125 Class A shares in favor, 161,503 against, 74,555 abstaining, and by the vote of 1,804,800 Class B shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	12,140,599	66,584
	Andrew J. Parsons	12,056,865	150,318
	James C. Tappan	12,031,887	175,296

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

A. T. CROSS COMPANY

Date: August 15, 2005	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 15, 2005	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer