Form 10-Q
period 2005-10-01
CROSS A T CO
filed 2005-11-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005 or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2005:
Class A common stock - Class B common stock -	13,125,351 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	OCTOBER 1, 2005	JANUARY 1, 2005
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 6,071	$ 10,434
Short-term investments	4,022	5,068
Accounts receivable, net	22,017	29,986
Inventories
Finished goods	10,595	7,839
Work in process	5,213	4,141
Raw materials	4,542	3,527
	20,350	15,507
Deferred income taxes	5,318	5,421
Other current assets	12,036	6,632
Total Current Assets	69,814	73,048

Property, Plant and Equipment	130,825	128,939
Less accumulated depreciation	108,860	105,199
Net Property, Plant and Equipment	21,965	23,740
Goodwill	7,288	7,288
Intangibles, Net	4,709	4,936
Deferred Income Taxes	3,708	3,823
Other Assets	438	516
Total Assets	$ 107,922	$ 113,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Lines of credit	$ 5,000	$ 3,000
Current maturities of long-term debt	1,350	1,350
Accounts payable, accrued expenses and other liabilities	15,272	17,403
Accrued compensation and related taxes	3,837	4,172
Retirement plan obligations	1,625	1,622
Restructuring liabilities	277	289
Total Current Liabilities	27,361	27,836

Retirement Plan Obligations	7,339	8,398
Long-Term Debt, Less Current Maturities	4,500	5,512
Accrued Warranty Costs	1,646	1,603
Commitments and Contingencies (Note M)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,451,281 shares issued and
13,121,533 shares outstanding at October 1, 2005, and 16,347,082
shares issued and 13,174,034 shares outstanding at January 1, 2005	16,451	16,347
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at October 1, 2005 and January 1, 2005	1,805	1,805
Additional paid-in capital	17,547	17,142
Unearned stock-based compensation	(839)	(792)
Retained earnings	60,718	62,692
Accumulated other comprehensive loss	(2,581)	(2,039)
	93,101	95,155
Treasury stock, at cost	(26,025)	(25,153)
Total Shareholders' Equity	67,076	70,002
Total Liabilities and Shareholders' Equity	$ 107,922	$ 113,351

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED	NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
2005	2004	2005	2004

Net sales	$ 29,068	$ 30,128	$ 87,668	$ 88,515
Cost of goods sold	15,831	16,259	45,258	44,533
Gross Profit	13,237	13,869	42,410	43,982

Selling, general and administrative expenses	13,657	13,934	41,614	42,675
Service and distribution costs	701	729	2,129	2,280
Research and development expenses	488	411	1,344	1,363
Restructuring charges	208	348	710	1,871
Operating Loss	(1,817)	(1,553)	(3,387)	(4,207)

Interest and other (expense) income	(63)	51	(138)	261

Loss from Operations Before Income Taxes	(1,880)	(1,502)	(3,525)	(3,946)

Income tax benefit	(877)	(408)	(1,551)	(1,263)

Net Loss	$ (1,003)	$ (1,094)	$ (1,974)	$ (2,683)

Basic and Diluted Net Loss Per Share:
Net Loss Per Share	$(0.07)	$(0.07)	$(0.13)	$(0.18)

Weighted Average Shares Outstanding:
Denominator for Basic Net Loss Per Share	14,732	14,919	14,726	14,966
Effect of dilutive securities	- ( A	)	- ( A	)	- ( A	)	- ( A	)
Denominator for Diluted Net Loss Per Share	14,732	14,919	14,726	14,966

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED	NINE MONTHS ENDED
OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
2005	2004	2005	2004

Net Loss	$ (1,003)	$ (1,094)	$ (1,974)	$ (2,683)
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gain (loss) on interest rate swap, net of tax provision
(benefit) of $24,000, ($6,000), $40,000 and $21,000	25	(11)	55	39
Minimum pension liability adjustment, net of tax (benefit)
provision of ($2,000) and $31,000	(3)	0	67	0
Foreign currency translation adjustments	24	(28)	(664)	(75)
Comprehensive Loss	$ (957)	$ (1,133)	$ (2,516)	$ (2,719)

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,
(THOUSANDS OF DOLLARS)	2005	2004

CASH PROVIDED BY (USED IN):
Operating Activities:
Net Loss	$ (1,974)	$ (2,683)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	5,601	5,851
Restructuring charges	710	1,871
Provision for bad debts	455	35
Deferred income taxes	143	27
Provision for accrued warranty costs	501	355
Unrealized losses on trading securities	45	71
Stock-based compensation	54	67
Amortization of unearned stock-based compensation	214	121
Changes in operating assets and liabilities:
Accounts receivable	6,711	8,182
Inventories	(5,207)	(6,016)
Other assets - net	(5,894)	(340)
Accounts payable and other liabilities- net	(2,341)	(1,913)
Warranty costs paid	(458)	(329)
Restructuring charges paid	(718)	(2,748)
Foreign currency transaction loss	154	20
Net Cash (Used in) Provided by Operating Activities	(2,004)	2,571

Investing Activities:
Purchases of short-term investments	-	(3,052)
Sales or maturities of short-term investments	1,001	3,893
Additions to property, plant and equipment	(3,342)	(3,016)
Net Cash Used in Investing Activities	(2,341)	(2,175)

Financing Activities:
Purchase of treasury stock	(872)	(1,090)
Lines of credit proceeds and repayments, net	2,000	(155)
Repayment of bank borrowings	(1,013)	(1,013)
Proceeds from sale of Class A common stock	195	292
Net Cash Provided by (Used in) Financing Activities	310	(1,966)

Effect of exchange rate changes on cash and cash equivalents	(328)	(36)

Decrease in Cash and Cash Equivalents	(4,363)	(1,606)

Cash and cash equivalents at beginning of period	10,434	8,295

Cash and Cash Equivalents at End of Period	$ 6,071	$ 6,689

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2005

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2005. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

NOTE B - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. Management intends to phase in the reorganization over several years. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. Each succeeding step of the process is fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $7.0 million over the life of the program, assuming full implementation. Of this $7.0 million, approximately $5.3 million will be for severance and related expenses and approximately $1.7 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. The Company expects the restructuring program to be effectively complete by the end of 2006. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 1, 2005	$ 267	$ 22	$ 289
Restructuring charges incurred	90	126	216
Cash payments	(136)	(148)	(284)
Balances at April 2, 2005	221	0	221
Restructuring charges incurred	228	58	286
Cash payments	(182)	(58)	(240)
Foreign exchange effects	(5)	0	(5)
Balances at July 2, 2005	262	0	262
Restructuring charges incurred	62	146	208
Cash payments	(70)	(124)	(194)
Foreign exchange effects	1	0	1
Balances at October 1, 2005	$ 255	$ 22	$ 277

NOTE C - Segment Information
The Company has two reportable segments; writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and nine month periods ended October 1, 2005 and October 2, 2004:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Revenues from External Customers:
WI&A	$ 24,552	$ 26,726	$ 72,561	$ 76,707
Optical	4,516	3,402	15,107	11,808
Total	$ 29,068	$ 30,128	$ 87,668	$ 88,515
Depreciation and Amortization:
WI&A	$ 1,781	$ 2,191	$ 5,437	$ 5,727
Optical	53	49	164	124
Total	$ 1,834	$ 2,240	$ 5,601	$ 5,851
Segment (Loss) Profit:
WI&A	$ (2,217)	$ (1,512)	$ (5,591)	$ (5,097)
Optical	337	10	2,066	1,151
Total	$ (1,880)	$ (1,502)	$ (3,525)	$ (3,946)
Restructuring Charges:
WI&A	$ 208	$ 348	$ 710	$ 1,871
Optical	0	0	0	0
Total	$ 208	$ 348	$ 710	$ 1,871

			OCTOBER 1,	JANUARY 1,
			2005	2005
Segment Assets:
WI&A			$ 92,531	$ 99,222
Optical			15,391	14,129
Total			$ 107,922	$ 113,351
Goodwill:
WI&A			$ 3,944	$ 3,944
Optical			3,344	3,344
Total			$ 7,288	$ 7,288

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials or workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, writing instrument and sunglass unit sales and the number of units that are eventually returned for warranty repair. The current portion of Accrued Warranty Costs was $535,000 at October 1, 2005 and January 1, 2005, and was recorded in accrued expenses and other liabilities. The following table reflects the activity in aggregate Accrued Warranty Costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Balance at beginning of period	$ 2,181	$ 2,440	$ 2,138	$ 2,424
Warranty costs paid	(131)	(124)	(458)	(329)
Warranty costs accrued	131	134	501	355
Balance at end of period	$ 2,181	$ 2,450	$ 2,181	$ 2,450

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

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Net Loss, as reported	$ (1,003)	$ (1,094)	$ (1,974)	$ (2,683)
Less stock-based compensation expense recognized, net of tax	35	36	120	82
Stock-based compensation expense as determined under SFAS
No. 123, net of tax	(45)	(126)	(229)	(389)
Pro Forma Net Loss	$ (1,013)	$ (1,184)	$ (2,083)	$ (2,990)

Net Loss Per Share:
Basic and diluted - as reported	$(0.07)	$(0.07)	$(0.13)	$(0.18)
Basic and diluted - pro forma	$(0.07)	$(0.08)	$(0.14)	$(0.20)

NOTE F - Line of Credit
At October 1, 2005, the Company maintained a $25 million unsecured line of credit with a bank. This agreement requires the Company to meet certain covenants. The most restrictive covenant is that over the three fiscal years from 2003 through 2005 the Company cannot incur extraordinary charges, as defined by the bank, such as restructuring charges, in excess of $6.5 million. There is also a restriction on the Company's ability to grant a security interest in its assets. Any amounts borrowed under this agreement are payable on demand. Under this agreement, the Company has the option to borrow either at the bank's prime lending rate or at one percent per annum in excess of the London Interbank Offering Rate. This agreement is cancelable at any time by the Company or the bank. The outstanding balance of this line of credit at October 1, 2005 and January 1, 2005 was $5 million and $3 million, respectively. The unused and available portion of the Company's $25 million unsecured line of credit was $20 million and $22 million at October 1, 2005 and January 1, 2005, respectively.

In the second quarter of 2005, Costa Del Mar, the Company's wholly owned subsidiary, entered into a $1 million secured line of credit agreement with a bank. Costa Del Mar has provided the bank with a security interest in certain of its assets for this line of credit. This agreement will provide Costa Del Mar with an additional source of working capital. This is a variable rate revolving line of credit due on June 23, 2006. The initial rate of interest on this line is the bank's prime rate plus 0.25%. There were no amounts outstanding under this line of credit at October 1, 2005. The unused and available portion of Costa Del Mar's line of credit was $1 million at October 1, 2005.

NOTE G - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on the Company's five-year term note at 4.15%. The terms of the swap and the term note being hedged match, and the Company qualifies for the "shortcut" treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the related amendments and interpretations. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. This swap has been designated as a cash flow hedge and the effect of the mark-to-market valuation that relates to the effective amount of the derivative financial instrument is recorded as an adjustment, net of tax, to Accumulated Other Comprehensive Loss. From inception to October 1, 2005, the effect of the mark-to-market valuation, net of tax, was an unrealized gain of approximately $66,000.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in Other Current Assets or Accrued Expenses and Other Liabilities. The fair value of Cash and Cash Equivalents and Short-Term Investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the Lines of Credit, Current Maturities of Long-Term Debt and Long-Term Debt, Less Current Maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $112,000 and $16,000 at October 1, 2005 and January 1, 2005, respectively, and was reported in Accrued Expenses and Other Liabilities.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Service cost	$ 396	$ 336	$ 1,189	$ 1,010
Interest cost	608	593	1,822	1,777
Expected return on plan assets	(583)	(584)	(1,748)	(1,752)
Amortization of prior service cost	44	21	130	61
Net Periodic Benefit Cost	$ 465	$ 366	$ 1,393	$ 1,096

The Company will contribute approximately $2.3 million to its pension plans in 2005; $2.3 million has been paid in the first nine months of 2005, $1.9 million of which was paid in the third quarter.

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

(THOUSANDS OF DOLLARS)
	OCTOBER 1, 2005			JANUARY 1, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,879	$ 7,039	$ 840	$ 7,727	$ 6,706	$ 1,021
Patents	2,785	2,316	469	2,615	2,100	515
	$ 10,664	$ 9,355	1,309	$ 10,342	$ 8,806	1,536
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles			$ 4,709			$ 4,936

NOTE J - Short-Term Investments
At October 1, 2005 and October 2, 2004, the Company had Short-Term Investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in Interest and Other (Expense) Income. The following table details the net gains and losses on trading securities for the three and nine month periods ended October 1, 2005 and October 2, 2004

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Net (losses) gains recognized on trading securities	$ (21)	$ 35	$ (73)	$ (96)
Less net losses recognized on trading securities sold	-	-	-	(16)
Unrealized net (losses) gains on trading securities still held
at reporting date	$ (21)	$ 35	$ (73)	$ (80)

NOTE K - Stock Repurchase Plan
In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through October 1, 2005, the Company had repurchased 1,143,700 shares under this plan for approximately $6.2 million at an average price per share of $5.44. The Company did not repurchase any shares in the third quarter of 2005. In the first nine months of 2005, the Company repurchased 156,700 shares under this plan for approximately $872,000 at an average price of $5.56.

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

NOTE M - Contingencies
On or about April 21, 2000, the Company, certain officers and directors of the Company and others were named as defendants in an action filed in the United States District Court for the District of Rhode Island. The suit, which was brought by a purchaser of the Company's Class A common stock, alleged that the defendants violated Federal securities laws by making material misstatements and omissions in the Company's public filings and statements relating to the Company's former Pen Computing Group business. The suit sought class action status including all purchasers of the Company's Class A common stock between September 17, 1997 and April 22, 1999. The Court subsequently narrowed the class period to encompass only purchases made between July 16, 1998 and April 22, 1999. Due to the revised class period, the plaintiff's two proposed class representatives no longer had standing to assert claims on behalf of the proposed class. The Court, however, allowed the plaintiff class an opportunity to recruit new class representatives and new class representatives were allowed. The parties have since reached settlement in this case, and in September 2005 the United States District Court for the District of Rhode Island granted final approval of the agreement to settle the securities class action litigation. Under the terms of the proposed settlement, the class action litigation were dismissed in exchange for an aggregate cash payment of $1.5 million. The settlement payment was funded entirely by the Company's insurance carriers and will therefore have no impact to the Company's consolidated financial position or results of operations.

The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill site, which is part of the Peterson/Puritan Superfund site in Cumberland, Rhode Island. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the site. Past and future costs, excluding the required remedy, are estimated at approximately $7 million. No formal discovery has been taken to date. In the second quarter of 2005, the Company received a settlement demand of approximately $600,000 from CCL/Unilever to resolve all claims related to the current litigation. The Company is currently evaluating the demand and the information provided by CCL/Unilever to support that demand. The Company does not currently believe that the information provided to date supports Plaintiff's demand. At October 1, 2005, the Company had not established a liability for any environmental investigation or remediation relating to the J.M. Mills Landfill site, as the potential liability is not currently estimable.

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

In the third quarter of 2005, the Company reported a net loss of $1.0 million, or seven cents per share, compared to a net loss of $1.1 million, or seven cents per share, in the third quarter of 2004. The lower net loss in the third quarter of 2005 compared to the third quarter of 2004 was due to a higher tax benefit and lower operating expenses offset by lower writing instrument and accessory ("WI&A") sales volume.

In the first nine months of 2005, the Company reported a net loss of $2.0 million, or thirteen cents per share, compared to a net loss of $2.7 million, or eighteen cents per share, in the comparable 2004 period. The lower net loss in 2005 compared to 2004 was due to a higher tax benefit and lower operating expenses offset by lower writing instrument and accessory ("WI&A") sales volume.

Results of Operations Third Quarter 2005 Compared to Third Quarter 2004

Consolidated net sales in the third quarter of 2005 were $29.1 million compared to $30.1 million in the third quarter of 2004. WI&A net sales of $24.6 million declined 8.1% compared to the prior year third quarter. Sales from the optical segment of $4.5 million in the third quarter of 2005 increased 32.7% compared to the third quarter of 2004.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	OCTOBER 1, 2005	OCTOBER 2, 2004	CHANGE

Writing Instruments and Accessories:
Americas	$ 12,175	$ 14,057	(13.4)%
Europe, Middle East and Africa	7,487	7,592	(1.4)%
Asia	3,963	4,416	(10.3)%
Other	927	661	40.2%
Sub-total	24,552	26,726	(8.1)%
Optical	4,516	3,402	32.7%
Consolidated Net Sales	$ 29,068	$ 30,128	(3.5)%

WI&A revenue in the Americas region declined 13.4% to $12.2 million in the third quarter of 2005 compared to the third quarter of 2004. Approximately $1.0 million of the revenue decline was due to a shift of U.S. national accounts holiday program sales from the third quarter into the fourth quarter of 2005. In 2004, a portion of these holiday programs shipped in the third quarter. U.S. business gift sales were 1.0% improved in the quarter as the Company focused more on incentive reward programs compared to gift programs. U.S. carriage trade sales were 3% below the comparable 2004 quarter. International America's sales in the third quarter of 2005 were below prior year as a decline in our Canadian business was only partially offset by higher sales in Latin America.

The Europe, Middle East and Africa ("EMEA") region sales in the third quarter of 2005 of $7.5 million decreased 1.4% compared to the 2004 third quarter. Excluding the unfavorable impact of foreign exchange, EMEA revenue decreased approximately 0.8% during the third quarter of 2005 compared to the third quarter of 2004. A 43% increase in sales volume to customers in Spain was more than offset by declines in India and certain Middle Eastern countries. A 2.9% decrease in retail sales was somewhat offset by a 2.5% increase in business gift sales in the third quarter of 2005 compared to the third quarter of 2004.

Sales of $4.0 million in the Asian markets were 10.3% lower in the third quarter of 2005 compared to the third quarter of 2004. Business Gift sales decreased 29% and retail sales decreased 2%. Excluding the favorable impact of foreign exchange, revenue in Asia decreased approximately 10.6% during the third quarter of 2005. The sales volume decrease in Japan, the Company's largest market in the region, was a significant contributor to the unfavorable result in the quarter. The sales decrease in Japan was due to the significant volume of business gift sales in the third quarter of 2004 that did not repeat in the third quarter of 2005. Retail sales in Japan increased 41% in the third quarter of 2005 as compared to the third quarter of 2004, while business gift sales decreased 40%.

Optical segment sales of $4.5 million in the third quarter of 2005 increased 32.7% compared to the third quarter of 2004. The growth in quarterly revenue was primarily the result of new product launches, expanded geographic distribution and a growing market.

Consolidated gross margin for the third quarter of 2005 was 45.5%, down 0.5 percentage points from the 2004 third quarter gross margin. Writing instrument and accessories gross margins in the third quarter of 2005 were 1.2 percentage points less than the third quarter of 2004, while gross margins of the optical segment improved 1.2 percentage points compared to the prior year. The decline in gross margins is attributed to China related transition costs consisting primarily of transportation and manufacturing expenses and also due to the effect of product mix.

Selling, general and administrative ("SG&A") expenses of $13.7 million in the third quarter of 2005 were 2.0% lower than the third quarter of 2004. WI&A SG&A was 4.3% lower in the third quarter of 2005 compared to the third quarter of 2004. This was due largely to the cost savings generated from the Company's restructuring program as well as a continued focus on operational efficiencies. Optical segment SG&A increased 16.1% in the third quarter of 2005 due largely to higher marketing expenses related to building the business and the higher sales volume.

The Company recorded $0.2 million of pre-tax restructuring charges in the third quarter of 2005 compared to $0.3 million in the third quarter of 2004.

Interest and other (expense) income was an expense of $63,000 in the third quarter of 2005 compared to income of $51,000 in the third quarter of 2004:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	OCTOBER 1, 2005	OCTOBER 2, 2004	CHANGE
Interest Income	$ 64	$ 77	$ (13)

Interest expense	(115)	(106)	(9)
Unrealized (loss) gain on trading securities	(20)	35	(55)
Other income (expense)	8	45	(37)
Other Expense	$ (127)	$ (26)	$ (101)
Consolidated Interest and Other (Expense) Income	$ (63)	$ 51	$ (114)

Interest income was lower in the third quarter of 2005 compared to the third quarter of 2004 due to lower average invested funds. Interest expense was higher in the third quarter of 2005 compared to the third quarter of 2004 due to the higher average outstanding balances on the Company's lines of credit.

Income tax benefit was $877,000, or 47%, on the loss from operations in the third quarter of 2005 compared to an income tax benefit of $408,000, or 27.2%, on the loss from operations in the third quarter of 2004. In the third quarter of 2005, the Company increased its estimated effective tax rate for 2005 from 41% to 44%. This change in estimate represents a shift in the projected mix of domestic and foreign sourced income.

Results of Operations Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004

Consolidated net sales were $87.7 million in the first nine months of 2005, a decrease of 1.0% compared to the first nine months of 2004. WI&A net sales of $72.6 million declined 5.4% compared to the prior year. Sales from the optical segment of $15.1 million in the first nine months of 2005 increased 27.9% compared to the first nine months of 2004. The effect of foreign exchange was favorable to consolidated 2005 sales results by approximately $619,000, or 0.7 percentage points.

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	OCTOBER 1, 2005	OCTOBER 2, 2004	CHANGE
Writing Instruments and Accessories:
Americas	$ 33,893	$ 37,907	(10.6)%
Europe, Middle East and Africa	22,659	23,360	(3.0)%
Asia	13,606	13,557	0.4%
Other	2,403	1,883	27.6%
Sub-total	72,561	76,707	(5.4)%
Optical	15,107	11,808	27.9%
Consolidated Net Sales	$ 87,668	$ 88,515	(1.0)%

WI&A revenue in the Americas region declined 10.6% to $33.9 million in the first nine months of 2005 compared to the first nine months of 2004. All of the major Americas business channels reported lower sales for the nine months ended October 1, 2005 compared to the same period of 2004. U.S. national account sales declined, in part, due to the shift in timing of certain holiday programs from the third quarter to the fourth quarter of 2005. Carriage trade, business gift and international America's channel sales declined by 3.3%, 8.2% and 31.7%, respectively, for the first nine months of 2005 compared to the first nine months of 2004. U.S. direct to consumer initiatives, including sales via the Company's web site, increased 13.5% in the first nine months of 2005 compared to the first nine months of 2004. Sales of Century, the Company's largest product line, which declined 7.6%, as well as declines in sales of our Verve and Vapor lines, were only somewhat offset by a 25.2% increase in sales of ATX, and the incremental sales of products introduced in 2005 such as Tech 3, Apogee, Avitar, Calais and Albion.

The Europe, Middle East and Africa ("EMEA") region sales of $22.7 million decreased 3.0% compared to last year. Excluding the favorable impact of foreign exchange, EMEA revenue decreased approximately 4.8% during the first nine months of 2005 compared to the first nine months of 2004. Business gift sales decreased 9.8% while retail sales increased 1.5%. A 37.1% decline in business gift sales in France and an 11.0% decline in retail sales in the UK were significant contributors to the year to date decline in sales. Retail sales in all EMEA markets, except the UK, improved in the first nine months of 2005 compared to the first nine months of 2004. Decreased sales of Verve and Ion products were offset by increased sales of ATX and sales of new products introduced in 2005, particularly Apogee, Tech 3 Calais and Avitar.

Sales of $13.6 million in the Asian markets were 0.4% higher in the first nine months of 2005 compared to the first nine months of 2004. Retail sales increased 4.9% while business gift sales decreased 7.0%. Excluding the favorable impact of foreign exchange, revenue in Asia decreased approximately 1.1% during the first nine months of 2005 compared to the first nine months of 2004. Lower sales in China and Taiwan were offset by increased sales in Korea. Decreased sales of Century, Townsend and Ion products were offset by increased sales of ATX and sales of new products introduced in 2005, particularly Tech III and Avitar.

Other revenue, which includes both OEM revenue as well as revenue from Cross Retail Ventures, was $2.4 million and represented 3.3% of total WI&A revenue in the first nine months of 2005 compared to 2.5% in the first nine months of 2004. OEM revenue increased 13.4% compared to 2004.

Optical segment sales of $15.1 million in the first nine months of 2005 increased 27.9% compared to the first nine months of 2004. The revenue increase was primarily the result of new product launches, expanded geographic distribution and a more diverse consumer mix in a growing market.

Gross margin for the first nine months of 2005 was 48.4%, down 1.3 percentage points from 2004's gross margin. The primary reason for this decline was a $682,000 property tax refund recorded as a reduction of cost of goods sold in the first nine months of 2004. Excluding the benefit of the property tax refund, gross margin decreased 0.5 percentage points due in part to costs related to the transition to offshore manufacturing as well as the effects of product mix.

Selling, General and Administrative ("SG&A") expenses of $41.6 million in the first nine months of 2005 were 2.5% lower than the first nine months of 2004. WI&A SG&A was 5.0% lower in the first nine months of 2005 compared to the first nine months of 2004. This was due largely to the cost savings generated from the Company's restructuring program as well as a continued focus on operational efficiencies. Optical segment SG&A increased 17.5% in the first nine months of 2005 due to higher marketing and selling expenses related to building the business and the higher nine month sales volume.

The Company recorded $0.7 million of pre-tax restructuring charges in the first nine months of 2005 compared to $1.9 million in the first nine months of 2004. The charges incurred in the first nine months of 2005 were related primarily to the transition to offshore manufacturing.

Interest and other (expense) income was an expense of $138,000 in the first nine months of 2005 compared to income of $261,000 in the first nine months of 2004:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	OCTOBER 1, 2005	OCTOBER 2, 2004	CHANGE
Interest Income	$ 211	$ 621	$ (410)

Interest expense	(318)	(294)	(24)
Unrealized loss on trading securities	(45)	(71)	26
Other income (expense)	14	5	9
Other Expense	$ (349)	$ (360)	$ 11
Consolidated Interest and Other (Expense) Income	$ (138)	$ 261	$ (399)

Interest income was higher in the first nine months of 2004 due to $401,000 of interest income resulting from the property tax settlement with the Town of Lincoln, Rhode Island.

The effective tax rate was 44% in the first nine months of 2005 compared to 35% in the first nine months of 2004. In the third quarter of 2005, the Company increased its estimated effective tax rate for 2005 from 41% to 44%. The 2005 rate is the Company's best estimate of the effective tax rate for the full year, which reflects the projected mix of domestic and foreign sourced income.

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

The Company's Cash balance of $10.1 million at October 1, 2005 declined $5.4 million from January 1, 2005 as a result of many factors, the most significant of which are described in this section.

Accounts Receivable decreased since the end of fiscal 2004 by approximately $8.0 million to $22.0 million. WI&A accounts receivable decreased $8.1 million and the optical segment accounts receivable increased $0.1 million. The decline in WI&A accounts receivable was primarily due to cash collected in January 2005 from customers who took advantage of the Company's 2004 holiday dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2004 purchases until January 2005. This program was similar to the holiday season extended dating programs that have been offered in prior years. The increase in optical segment accounts receivable was due primarily to the third quarter 2005 sales volume.

Inventory was $20.4 million at October 1, 2005, an increase of approximately $4.8 million since January 1, 2005. WI&A inventory increased $4.2 million while Costa Del Mar sunglass inventory levels increased $0.6 million from year end 2004. The increase in WI&A inventory was primarily due to planned higher safety stock levels on selected writing instrument inventories in conjunction with the manufacturing transition to China. Additionally, the Company has transferred ownership of certain raw material and work-in-process inventory to its Chinese contract manufacturer in order to complete the transition on product lines that are currently produced solely in China. At October 1, 2005 and January 1, 2005, approximately $4.4 million and $1.3 million, respectively, were owed to the Company for that inventory, and the related receivable balance is included in Other Current Assets.

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through October 1, 2005, the Company had repurchased 1,143,700 shares under this plan for approximately $6.2 million at an average price per share of $5.44. The Company did not repurchase any shares in the third quarter of 2005. In the first nine months of 2005, the Company repurchased 156,700 shares under this plan for approximately $872,000 at an average price of $5.56.

The Company has available a $25 million unsecured line of credit with a bank and Costa Del Mar has a separate $1 million secured line of credit with a bank. At October 1, 2005 the outstanding balances on these two lines of credit were $5 million and $0, respectively; and the unused and available portions were $20 million and $1 million, respectively.

In 2003, the Company borrowed $9 million, primarily to finance the acquisition of Costa Del Mar. At October 1, 2005, approximately $5.9 million of the $9 million debt was outstanding, of which $4.5 million was classified as Long-Term Debt, Less Current Maturities, and $1.4 million was classified as Current Maturities of Long-Term Debt.

In the first nine months of 2005, approximately $718,000 was paid as a result of the corporate restructuring program initiated in July 2003. This program was designed to increase the Company's competitiveness in the global marketplace by significantly reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. The total cost is expected to be approximately $7.0 million incurred over the life of the program, assuming full implementation, which from its inception is expected to take several years. The total cash portion of this restructuring program is expected to be approximately $7.0 million. At October 1, 2005, approximately $5.3 million has been paid to date as a result of this program. The Company expects the restructuring program to be effectively complete by the end of 2006.

The Company will contribute approximately $2.3 million to its pension plans in 2005; $2.3 million has been paid in the first nine months of 2005, $1.9 million of which was paid in the third quarter.

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

At October 1, 2005, Cash available for domestic operations was approximately $1.2 million, while Cash held offshore was approximately $8.9 million. At the end of fiscal 1999, the Company determined that approximately $15 million in undistributed foreign earnings was no longer considered to be invested indefinitely and recorded a provision for deferred taxes of approximately $5.3 million. This represented the estimated tax associated with these undistributed earnings. As of October 1, 2005, approximately $13 million of these earnings had been repatriated to the United States.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 965(a), which permits a temporary dividends received deduction of 85% of the cash dividends received by a United States shareholder from controlled foreign corporations and invested in the United States. Taxpayers may elect to apply the deduction to either the last tax year that begins before October 22, 2004, or the taxpayer's first tax year that begins during the one-year period beginning on October 22, 2004. The Company expects to take advantage of this tax benefit and is currently analyzing the financial impact, creating the required domestic reinvestment plan and implementing other necessary steps to repatriate funds by the end of 2005.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the anticipated benefit related to new writing instrument products and new merchandising as well as the anticipated benefit in the optical segment relating to new products, expanded distribution and the effect of participating in a growing market, the expected continued ability to control costs with operational efficiencies, the anticipated availability of the unsecured line of credit and the anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements contain a number of risks and uncertainties, including, but not limited to, risks associated with the ability of the Company to realize and maintain the savings related to the restructuring and manufacturing transition, the uncertainty of the domestic and foreign economies in which the Company operates, customer and consumer acceptance of the Company's new and existing product lines, the Company's ability to control costs, and the consumer's reaction to new merchandising. See the Company's Annual Report on Form 10-K for a more detailed discussion of certain of these factors. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock. The Company undertakes no obligation to correct or update any forward-looking statements for any reason.

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

B Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3. in the Company's Form 10-K Annual Report for the fiscal year ended January 1, 2005 for a complete discussion of the Company's legal proceedings. Except as otherwise described in Note M herein, "Contingencies", no material developments have occurred in the Legal Proceedings described in such Item 3.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through October 1, 2005, the Company had repurchased 1,143,700 shares under this plan for approximately $6.2 million at an average price per share of $5.44.

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

A. T. CROSS COMPANY

Date: November 15, 2005	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 15, 2005	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer