Form 10-K
period 2005-12-31
CROSS A T CO
filed 2006-03-28
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 1-6720 A. T. CROSS COMPANY (Exact name of registrant as specified in its charter)
Rhode Island (State or other jurisdiction of incorporation or organization)	05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)	02865 (Zip Code)
Registrant's telephone number, including area code: (401) 333-1200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered:
Class A Common Stock ($1 Par Value)	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.	___	Yes	_X_	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.	___	Yes	_X_	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.	_X_	Yes	___	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated
filer.	Large accelerated filer	___	Accelerated filer	___	Non-accelerated filer	_X_
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
___	Yes	_X_	No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of July 2, 2005, the last business day of the registrant's most recently completed second fiscal quarter was $30.2 million.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2006 was:
Class A common stock -	13,365,437	Shares
Class B common stock -	1,804,800	Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Business

The A.T. Cross Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. The optical segment was established in 2003 with the acquisition of Costa Del Mar Sunglasses, Inc. For certain financial information with respect to these segments, see Note K to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Writing Instruments and Accessories

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ball-point pens, fountain pens, selectip rolling ball pens, which accommodate various types of refills, and mechanical pencils. We also manufacture and market a variety of refills for most of our product types. In addition to Cross branded writing instruments, we design and market writing instruments sold under the Penatia® and Omni® by Cross brands and a line of writing instruments sold under the licensed name of Bill Blass®. The Company is an original equipment manufacturer ("OEM") of writing instruments. In addition to writing instruments, we also design and market a variety of personal and business accessories including watches, sold primarily to the business gift market, precision reading glasses, desk sets, leather goods and key rings. The Company periodically launches new products.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of the Company's writing instrument sales occur at suggested retail price points between approximately $10 and $50. We believe we are a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Ion®, Tech3 and selected Century II and ATX® writing instruments. The Cross Townsend®, Verve™, Apogee™ and Century II lines as well as selected Classic Century writing instruments provide the Company a presence in the $55 to $300 price range. Certain Classic Century, Cross Townsend and Verve writing instruments are priced over $300. The Calais and Albion lines of writing instruments are sold exclusively to the Company's office superstore customers. The Penatia brand, which is not a "Cross" branded line of writing instruments, provides the Company a presence in the under $10 price range.

Watches are priced between $70 and $190, precision reading glasses are priced at $20 and the majority of business accessories are priced between $20 and $110.

The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure. Our watches are sold with a limited ten-year warranty, and business accessories are sold with a limited one-year warranty.

The Company's products are sold throughout the United States by our direct sales force and manufacturers' agents or representatives to approximately 5,600 retail and wholesale accounts. Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, mass merchandisers and United States military post exchanges. Our wholesale accounts distribute the Company's products to retail outlets that purchase in smaller quantities. The Company's products are also sold to consumers in the United States, Canada and Hong Kong on the Company's website: www.cross.com. Advertising specialty representatives market the Company's writing instruments, accessories and watches in the United States to business accounts. Typically, such products are engraved or carry the purchaser's name or emblem and are used for gifts, sales promotions, incentive purposes or advertising.

Sales of the Company's products outside the United States during 2005 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Optical

The Company, through its wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., designs, manufactures and markets premium, high-quality, polarized eyewear through its optical segment under the brand name Costa Del Mar®. Offered in more than 35 styles and 16 lens options at suggested retail price points between approximately $100 and $300, our eyewear is sold by employee representatives and manufacturer's agents to approximately 3,000 retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

Raw Materials

Raw materials for use in writing instruments are obtained from both domestic and foreign suppliers. Items such as certain fountain pen front sections, refills, coated caps and barrels, and some lacquer coatings are imported from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen front sections, cap components and certain coated shells are imported from Japan. Some rings, screw machine parts, pen mechanisms, molded components, and cap and barrel components and assemblies are imported from China.

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

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the trademark "COSTA DEL MAR." The principal trademark "CROSS" is of fundamental importance to our business in general and the trademark "COSTA DEL MAR" is of fundamental importance to the optical segment. The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, Cross Townsend, Morph®, Ion, Cross Matrix®, Verve, MicroPen and fountain pens and mechanical pencils and ball-point pen mechanisms. While we pursue a practice of seeking patent protection for novel inventions or designs, our business is not dependent upon obtaining and maintaining patents.

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

Customers

The Company is not dependent upon any single customer for more than 10% of its consolidated revenues. The Company is dependent, however, on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for a significant portion of its revenue. In 2005, sales to this group were approximately 11% of consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

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

The sunglass market in the United States is estimated to be $2.1 billion at wholesale. The Company's optical segment under the brand name Costa Del Mar competes in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be $1.3 billion at wholesale. Several other sunglass companies also compete in the premium segment. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

See also the "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $1.8 million in 2005, $1.8 million in 2004 and $1.9 million in 2003. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in substantial compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 704 employees worldwide at December 31, 2005.

International Operations and Export Sales

Approximately 48% of the Company's sales in 2005 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of the Company's products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of United States dollar exchange, exchange control and other restrictive regulations. Undistributed earnings of our foreign subsidiaries generally are not subject to current United States Federal and state income taxes until such earnings are considered not permanently reinvested in the growth of business outside the United States. See Note J and Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form
10-K.

Availability of Securities and Exchange Commission Filings

The Company's website address is www.cross.com. The Company makes available free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company includes its website address in this Annual Report on Form 10-K only as an inactive textual reference and does not intend it to be an active link to its website.

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 1, 2006 and their principal positions:
NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	48	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	46	Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	54	Corporate Controller, Chief Accounting Officer	1997
Tina C. Benik	(4)	46	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(5)	58	Vice President, Operations	1995
Joseph V. Bassi	(6)	53	Finance Director	1997
Peter J. Canole	(7)	51	Vice President, Global Sales	2004
Charles S. Mellen	(8)	42	Vice President, Global Marketing	2005
Robin Boss Dorman	(9)	40	Vice President, Strategic Development	2005

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
(2)

Prior to becoming Vice President, Finance and Chief Financial Officer in 2005, Kevin F. Mahoney was Director,
Corporate Development at the Raytheon Company from 2004 to 2005. From 1984 to 2004, Mr. Mahoney was with Deloitte & Touche LLP, most recently serving as Partner.

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
(9)

Prior to becoming Vice President, Strategic Development in 2005, Robin Boss Dorman was Vice President,
Corporate Development from 2000 to 2005 and Vice President, Marketing and Sales, Americas in 1999. Ms.
Dorman is the daughter of Mr. Russell A. Boss, Chairman, and the niece of Mr. Bradford R. Boss, Chairman
Emeritus.

Item 1A.	RISK FACTORS

The following section describes certain of the more prominent risks and uncertainties inherent in our operations. The risks and uncertainties below are those that we currently consider material; however, this section does not intend to discuss all possible risks and uncertainties that a company like Cross with broad international operations could experience. We are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. Further, there could be other risks and uncertainties that are not presently known to us or that may become more significant to us. You should read these Risk Factors in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. We undertake no obligation to correct or update any forward-looking statements or statements of risk related thereto for any reason.

We depend on the success of new products. Our ability to sustain profitability and restore growth in sales depends largely on consumer acceptance of numerous new products recently introduced and planned for introduction. Further, consumer preferences are continuously changing. The markets in which we sell are highly competitive, and there is no assurance that consumer acceptance will be realized to the degree necessary to generate growth in our sales and earnings.

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations. We have sales offices and certain operations in more than seven countries worldwide and distributors in over 75 countries worldwide. In 2005, approximately 48% of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an averse effect on our business and results of operations in such countries.

Incorrect forecasts of customer demand could adversely affect our results of operations. The Company manufactures product based on forecasts of customers' demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand by overestimating that demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

Our success depends on our ability to retain and recruit a sufficient number of qualified employees in a competitive environment. Our success depends in part on our retention and recruitment of skilled personnel, including technical, distribution, sourcing, marketing, sales, management and staff personnel. There can be no assurance that we will be able to successfully retain and recruit the key personnel that we require.

Our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products. To maintain the highest level of product quality, we rely on a limited number of domestic and foreign suppliers for certain raw materials, manufacturing technologies and certain finished products. We may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. We believe, but cannot guarantee, that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located. If we are unable to replace a key supplier we may face delays in delivering finished products according to our customers' demands, which could have an adverse effect on our financial performance.

Overseas manufacturing makes us dependent upon the performance of our overseas partners. As a result of our manufacturing initiative, we will manufacture a significant number of finished products in China. We expect that our manufacturing operations in China will be overseen and managed by a local manufacturing partner. Should that partner not perform as expected, or should the relationship between the parties deteriorate, there could be a material adverse effect on our operations. Despite our best efforts to maintain our strict quality standards, if the quality of our products is perceived to be affected by the initiative, our reputation may be harmed and we may lose future sales.

We depend on certain accounts for a significant percentage of our sales. The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for approximately 11% of its consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. Further, there is no assurance that these accounts will maintain their current inventory levels.

Unfavorable resolution of pending or future litigation matters could prove costly to us. We are involved from time to time in litigation matters. An unfavorable resolution of pending litigation or future litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. There can be no assurance that we will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current and future litigation, governmental proceedings or environmental matters could lead to increased costs or interruptions of our normal business operations.

Extension of the Cross brand beyond writing instruments may fail. Because of the maturity of the fine writing instrument industry, our ability to achieve growth is dependent, in part, on our ability to extend the Cross brand beyond writing instruments. There is no assurance that consumers will accept the Cross brand outside of writing instruments, particularly business accessories and watches, at the level necessary to generate sustainable growth for us with these products, or that consumers will accept the design and price of these products. Because we have less institutional experience with product lines outside of writing instruments, and because the complementary product lines that we enter into, such as business accessories and watches, may be extremely competitive already, these brand extensions may not prove to be successful, adversely affecting future sales growth.

Our effort to streamline operations may not generate the savings we anticipate. We expect to generate cash from our streamlining of operations, some of which will be invested in our sales and marketing programs and other initiatives to generate growth. A significant portion of these savings has yet to be generated and is contingent on our ability to effectively transition a segment of our manufacturing overseas and on our ability to keep costs in other areas at acceptable levels. If we are unable to realize the anticipated cost savings of this streamlining, our results of operations would suffer.

The diversification of our business may not be successful. In order to generate growth outside of writing instruments, one of our strategic initiatives is to diversify outside of our core Cross branded product. Costa Del Mar was our first foray into this area of diversification. There can be no assurance that Costa Del Mar will continue to grow at its current levels or that we will find additional suitable targets for acquisition. If we do find a suitable acquisition target, we cannot assure you that we will be able to consummate a deal on terms satisfactory to us or that we will be able to successfully integrate those operations into our company. We also can not assure you that such a strategy will not divert our management's time and attention from development of our core branded products in a way that will adversely affect writing instrument or other Cross branded sales.

Item 2.	PROPERTIES

The Company owns and occupies approximately 269,000 square feet of manufacturing, warehouse and office space in Lincoln, Rhode Island. This facility, which is well maintained and in good repair, is utilized in manufacturing, distribution and administrative capacities of the Company's WI&A segment. The Company leases administrative facilities and/or warehouse space for its WI&A segment operations in France, the United Kingdom, The Netherlands, Spain, Germany, Japan, Taiwan, Hong Kong, Singapore and Lincoln, Rhode Island as well as retail facilities in Cambridge and Newton, Massachusetts.

The Company's optical segment leases an administrative and warehouse facility in Ormond Beach, Florida.
Item 3.	LEGAL PROCEEDINGS

The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for contribution for past and future costs incurred at the Site. Past and future costs, excluding the required remedy, are currently estimated at $6 million to $7 million. No discovery has been taken to date.

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

Market Information

The Company's Class A common stock is traded on the American Stock Exchange (symbol: ATX). There is no established trading market for the Company's Class B common stock. At December 31, 2005, there were 1,283 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 14,719,251 and 14,925,848 during 2005 and 2004, respectively. High and low sales prices of Class A common stock for the last two years were:
_____________2005___________			_____________2004___________
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$6.10	$4.96	First	$7.08	$6.25
Second	$6.09	$3.71	Second	$6.74	$4.75
Third	$5.07	$4.30	Third	$5.59	$4.95
Fourth	$4.92	$3.78	Fourth	$5.80	$4.50

Dividend Information

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company. In addition the Company's line of credit facility restricts the Company from declaring cash dividends on its common stock.

Issuer Purchases of Equity Securities	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
October 2, 2005 - October 29, 2005	-	-	-	256,300
October 30, 2005 - November 26, 2005	12,200	$4.15	12,200	244,100
November 27, 2005 - December 31, 2005	17,800	$4.06	17,800	226,300
Total	30,000	$4.09	30,000

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 31, 2005, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. In the fourth quarter of 2005, the Company purchased 30,000 shares for approximately $123,000 at an average price per share of $4.09.
Item 6.	SELECTED FINANCIAL DATA
Five-Year Summary	2005	2004	2003*	2002	2001
OPERATIONS: (THOUSANDS OF DOLLARS)
Net Sales	$129,115	$129,480	$126,365	$118,226	$124,356
Income (Loss) Before Income Taxes	573	(1,553)	2,218	6,687	2,538
Income Tax Provision (Benefit)	189	(698)	441	1,771	1,616
Income (Loss) from Continuing Operations	384	(855)	1,777	4,915	922
Income from Discontinued Operations, Net	-	-	-	-	58
Net Income (Loss)	384	(855)	1,777	4,915	980

PER SHARE DATA: (DOLLARS)
Basic and Diluted Net Income (Loss) Per Share	0.03	(0.06)	0.12	0.31	0.06

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)	2005	2004	2003*	2002	2001
Current Assets	$ 73,590	$ 73,048	$ 76,712	$ 68,184	$ 72,805
Current Liabilities	23,298	27,923	30,718	25,537	28,173
Working Capital	50,292	45,125	45,994	42,647	44,632
Total Assets	112,893	113,351	118,146	105,573	111,350
Retirement Plan Obligations	10,505	8,310	5,214	4,847	5,059
Long-Term Debt, Less Current Maturities	10,456	5,513	6,863	-	-
Accrued Warranty Costs	1,457	1,603	1,936	1,888	3,541
Shareholders' Equity	67,177	70,002	73,415	73,301	74,575

* Sales from the optical segment, established in April of 2003 with the acquisition of Costa Del Mar Sunglasses, Inc., were $8.9 million in 2003. The increases in total assets and long-term debt in 2003 are principally due to this acquisition.
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses. The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, the Company offers a line of watches, reading glasses and a variety of personal and business accessories. The Company offers a lower priced line of writing instruments and after-market refills under the brand name Penatia. We also offer writing instruments under licensed brands such as Bill Blass. The Company established an optical segment with the April 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses.

The Company has been operating in a difficult economic environment in a mature and competitive category. Fiscal 2005 represented the fifth consecutive year in which the Company's core writing instrument and accessory segment reported a decline in sales. The Company has challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and forward-looking company poised for sustainable growth and long-term profitability. Such attributes include a strong brand name, 159-year heritage, reputation for quality and craftsmanship, global distribution network and strong balance sheet. The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification and streamlining its operating structure.

The Company is competing vigorously to build its position as the category leader in terms of product innovation, marketing and merchandising. For the sixth consecutive year, approximately 20% of writing instrument and accessory revenue was derived from new products. The Company defines new product sales as those sales generated in a product's first twenty-four months. In 2005, the Company launched several new product lines including Apogee, Tech3 and Avitar. Seasonal spring and fall colors for the ATX product line were also introduced. Four metallic colors were added to the Classic Century line. Two fashion oriented polka dot finishes were added to the Century II line. The Company also launched Calais and Albion, products marketed specifically for its office super store customers. New selections were also added to the licensed Bill Blass offerings.

In addition to bringing new products to the market, in 2005 a number of new marketing and merchandising programs were developed. A new marketing initiative was designed to present our products as contemporary accessories for everyday life. The "Pen Wall", a new display concept, was developed at our Boston area stores and will change the way the Cross brand is presented at select retail locations globally. Our website was enhanced, allowing consumers to shop for products in a number of convenient ways: by product collection, writing technology, price and occasion. The Company also launched its first direct to consumer mail catalog in 2005 and plans to expand this program in 2006.

The Company's sales force is organized around three major geographic regions: the Americas, Asia and Europe, Middle East and Africa ("EMEA"). Within each of these regions, the Company uses a combination of direct sales force, manufacturers' representatives and distributors that sell to carriage trade, corporate and national account customers. Corporate gift sales to business and industry began to strengthen in the second half of 2005 but still reported its second consecutive year of declining sales as the demand for writing instruments for general corporate promotional purposes continued to decline. The Company is attempting to offset this trend by focusing on developing programs marketed toward higher-priced incentive award programs.

The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style. The strong awareness of our name and the positive attributes associated with our brand supports the extension of the Cross brand into related personal accessory categories. The Company is moving into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network. A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments. We have done this with our Cross branded accessories, which was expanded and improved in 2005. In 2005, under a licensing agreement with Sun Optics, the Company launched a line of Cross branded precision reading glasses. Four styles were introduced, each featuring a contemporary, rimless design and available in the six most popular diopter powers in the United States. The Company's watch collection, expanded in 2004, now includes styles designed to bring the Cross brand to younger fashion-forward consumers. In 2005, readers, watches and business accessories comprised approximately 3% of WI&A sales. We have developed a foothold in these categories and look forward to further strengthening our presence in 2006.

The 2003 acquisition of Costa Del Mar has proven to be very successful. Since the Costa Del Mar acquisition, Cross has benefited from revenue diversification and a substantial contribution to the bottom line. In 2005, Costa Del Mar grew its business 30% through new product introductions and expanded distribution. Costa Del Mar upholds our commitment to delivering exceptional product, innovation and quality to our consumers. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

In July 2003, we announced a corporate restructuring program, which involves streamlining our operations and transitioning the manufacturing of certain products overseas in order to reduce our cost structure. The savings we generate will be used to invest in growing our businesses while at the same time generating an appropriate level of profitability. Our corporate reorganization program has two components: administrative and manufacturing. On the administrative side, we streamlined our North American and European non-manufacturing operations and shifted resources to our marketing and selling functions. On the manufacturing side we have adopted a very deliberate process in order to maintain our strict quality standards. The first products moved offshore during 2004, more were transitioned in 2005 and the remaining are planned to be transitioned in 2006. The Company expects the restructuring program to be effectively complete by the end of 2006. This initiative is dependent on our complete satisfaction that all product meets the high-quality standards that consumers expect from Cross. We believe these actions are necessary to preserve Cross's ability to remain a competitive, profitable company. We believe that this restructuring program will provide a more efficient operating structure that will allow us to focus more intensely on building and growing our accessory portfolio. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Comparison of Fiscal 2005 with Fiscal 2004

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2005	FISCAL 2004	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 51,835	$ 54,415	(4.7)%
Europe, Middle East and Africa	36,406	38,401	(5.2)%
Asia	18,274	18,486	(1.1)%
Other	___3,039	___3,083	(1.4)%
Sub-total	109,554	114,385	(4.2)%
Optical	__19,561	__15,095	29.6%
Consolidated Net Sales	$129,115	$129,480	(0.3)%

Writing instruments and accessories revenue in the Americas declined $2.6 million, or 4.7%. Sales to the national accounts in the United States, including the three office superstores, were essentially flat compared to 2004. Business gift sales in the United States, although improved in the second half of 2005, were 2.7% less than 2004 as demand for writing instruments for general corporate promotional purposes continues to decline. To offset this decline, the Company has expanded into the higher priced incentive gift market. United States retail sales to carriage trade accounts declined 4% in 2005 compared to 2004. Direct to consumer sales, including sales through the Company's website, the Company's toll free 800 number and the Company's retail stores, some of which resulted from our new consumer direct mail catalog, increased by 30% in 2005 compared to 2004. Sales in Latin America in 2005 increased 2.8% compared to 2004.

Sales in the Europe, Middle East and Africa region ("EMEA") declined 5.2% compared to fiscal 2004. Foreign exchange was unfavorable to EMEA sales results by approximately 1.3 percentage points as sales volume decreased approximately 3.9% for the full year. Declines in sales at the Company's subsidiary markets in the UK, France and Spain of 8.6%, 17.1% and 7.8%, respectively, were somewhat offset by increased sales in the Company's Eastern Europe, Middle East and Africa distributor markets.

Asia revenue of $18.3 million decreased 1.1% compared to fiscal 2004. Foreign exchange did not have a material impact on Asian sales in 2005 compared to 2004.

The optical segment, which consists of the Company's Costa Del Mar subsidiary, increased revenue by 29.6% in 2005 compared to 2004. This increase was due largely to a number of new product introductions made in 2005, expanded distribution on the west coast of the United States and the effect of a price increase in September 2005.

The following chart details gross profit margins for both the writing instruments and accessories segment as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2005	FISCAL 2004	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	47.6%	47.8%	(0.2)
Consolidated	48.7%	48.5%	0.2

Cost of goods sold in 2005 was decreased by approximately $1.7 million due to the impact of a liquidation of LIFO layers and increased by approximately $1.2 million for the inflationary impact on ending inventories accounted for on a LIFO basis. There were no liquidations in 2004 and the impact of inflation was nominal. In addition, lower inventory obsolescence provisions of approximately $0.5 million favorably affected margins in 2005 compared to 2004. Optical segment gross margin improved by 1.5 percentage points from 2004, primarily due to the positive effect of new product margins as well as a price increase implemented in September 2005.

Consolidated selling, general and administrative ("SG&A") expenses were approximately $56.0 million, 2.3% lower than 2004. SG&A expenses were 43.4% of net sales in 2005 compared to 44.3% of net sales in 2004. SG&A expenses for the WI&A segment were approximately $48.6 million, 4.8% less than 2004. Included in 2005 WI&A SG&A expense is $732,000 of credits related to the reversal of certain payroll tax and non-income based tax reserves established prior to 2005 that were determined to be no longer necessary. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies; as well as covering the increased costs associated with employee benefits and Sarbanes-Oxley compliance. Optical segment SG&A expenses of $7.4 million were 17.8% higher than fiscal 2004. The majority of this increase was in selling expenses for sales volume related items such a sales commissions and promotional spending.

Service and distribution ("S&D") expenses were approximately $3.0 million, or 2.3% of net sales, in both fiscal 2005 and 2004.

Research and development ("R&D") expenses were approximately $1.8 million in both fiscal 2005 and 2004.

Restructuring charges of $1.2 million were recorded in the Company's WI&A segment in fiscal 2005 compared to $2.3 million in fiscal 2004. These charges were related to the corporate restructuring program announced in July 2003. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form10-K.

Interest and other (expense) income was $0.4 million of expense in fiscal 2005 compared to $0.1 million of income in fiscal 2004. Interest income in fiscal 2005 was $0.3 million compared to $0.7 million in 2004. In 2004, the Company recorded $0.4 million of interest income on the property tax settlement with the Town of Lincoln, Rhode Island. Interest expense was $0.2 million higher in 2005 due to the higher level of borrowings. The following chart details the major components of interest and other (expense) income:
(THOUSANDS OF DOLLARS)	FISCAL 2005	FISCAL 2004	CHANGE
Interest Income	$ 279	$ 687	$(408)
Interest expense	(586)	(413)	(173)
Other	__(79)	_(178)	___99
Interest and Other (Expense) Income	$(386)	$ 96	$(482)

In fiscal 2005, the Company's effective tax rate was 33.0% compared to 45.0% in fiscal 2004. In 2005, as a result of the American Jobs Creation Act of 2004, the Company revised its capital allocation and repatriation strategy in order to take advantage of the temporary reduction in the income tax rate for dividends. The 2005 income tax provision includes approximately $0.9 million of income taxes associated with the Company's repatriation of foreign earnings as provided for under the American Jobs Creation Act of 2004. For an analysis of income taxes see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, the consolidated net income in fiscal 2005 was $0.4 million ($0.03 net income per share, basic and diluted) as compared to the fiscal 2004 net loss of $0.9 million ($0.06 net loss per share, basic and diluted).

Comparison of Fiscal 2004 with Fiscal 2003

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2004	FISCAL 2003	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 54,415	$ 61,653	(11.7)%
Europe, Middle East and Africa	38,401	34,613	10.9%
Asia	18,486	16,782	10.2%
Other	___3,083	___4,385	(29.7)%
Sub-total	114,385	117,433	(2.6)%
Optical	__15,095	___8,932	69.0%
Consolidated Net Sales	$129,480	$126,365	2.5%

Writing instruments and accessories revenue in the Americas region declined by $7.2 million, or 11.7%, in 2004. This decline was primarily due to an 11.2% decline in domestic sales, as our national accounts division declined by 20% in 2004 compared to 2003. Office superstore accounts, which are handled by the national accounts division, reduced their on hand inventory levels of Cross product by approximately 18% during the year. In addition, sell through of the Company's products was down 13% year on year.

Business gift sales in the United States in 2004 were 12% below 2003 as corporate demand for fine writing products declined due to competition from lower priced writing instrument products and other product categories.

Retail sales in the United States, consisting of sales to carriage trade customers and direct to consumer sales, primarily through the Company's website, increased 2% in 2004 compared to 2003. Sales through the Company's website, www.cross.com, increased 64%. However, this was partially offset by a 4.5% decline in sales to carriage trade retailers. Starting in mid-2003, the Company transitioned from manufacturers' sales representatives to a direct sales force. The sales results for the east coast sales force, which transitioned mid-2003, increased 13% in 2004 compared to 2003. Sales for the west coast, which transitioned early in 2004, were down 2% for the year, but showed improved results compared to 2003 for the second, third and fourth quarters. The central/southern region, in the midst of transition, performed poorly as did military accounts. The Company's manufacturers' sales representatives for collegiate accounts improved results by 26.5%.

The increase in sales in the EMEA region was largely due to the effects of foreign exchange as the weaker United States dollar versus the euro and pound sterling resulted in higher translated United States dollar sales in 2004. Foreign exchange was favorable to EMEA sales results by approximately 8.7 percentage points as sales volume increased approximately 2% for the full year. Sales to customers in our subsidiary markets in the United Kingdom, France, Germany and Ireland were up 18%, 28%, 8% and 13% respectively.

Asia revenue of $18.5 million in 2004 increased 10.2% compared to fiscal 2003 and increased by approximately 6% excluding the favorable effects of foreign exchange. Sales by our Hong Kong subsidiary increased 35% in 2004 as the Company launched a major effort in China to place Cross "shop-in-shops" in important stores in a number of large cities.

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

The following chart details gross profit margins for both the writing instruments and accessories segment as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2004	FISCAL 2003	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	47.8%	50.7%	(2.9)
Consolidated	48.5%	51.0%	(2.5)

Writing instrument and accessory margins were adversely affected by additional inventory obsolescence reserves recorded in the fourth quarter of 2004 for certain slow-moving or discontinued products as the Company streamlined its product offering for 2005. This higher provision for inventory obsolescence comprised 1.4 percentage points of the 2.9 percentage point decline in writing instruments and accessories gross margin. The remaining decline was largely attributable to the highly competitive market conditions, which affected margins throughout 2004. The optical segment's gross margin for fiscal 2004 had a slight, but favorable effect on the consolidated gross margin for the year.

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

Service and distribution ("S&D") expenses of $3.0 million were $0.2 million higher than fiscal 2003 and are in line with the increase in revenue compared to fiscal 2003.

Research and development ("R&D") expenses of $1.8 million were $0.2 million lower than fiscal 2003. This was due primarily to more WI&A segment R&D work being outsourced than performed in-house. Offsetting this somewhat was an increase in R&D at the optical segment in support of the new product lines.

Restructuring charges of $2.3 million were recorded in the Company's WI&A segment in fiscal 2004 compared to $2.4 million in fiscal 2003. These charges were related to the corporate restructuring program announced in July 2003. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

A $1.0 million gain on disposition of asset held for sale was recorded in fiscal 2003 as a result of the 2003 sale of the Company's former manufacturing and distribution facility in Ireland, which was closed in 2001.

Consolidated interest income in fiscal 2004 was $0.7 million compared to $0.5 million in 2003. In 2004, the Company recorded $0.4 million of interest income on the property tax settlement with the Town of Lincoln, Rhode Island. In 2003, the Company recorded $156,000 of interest income on the value added tax claim settlement with the Spanish government. Excluding these one-time events, interest income in 2004 was 23% lower than 2003 due to the lower level of average invested funds on relatively flat average interest rates. The following chart details the major components of interest and other income (expense):
(THOUSANDS OF DOLLARS)	FISCAL 2004	FISCAL 2003	CHANGE
Interest income	$ 687	$ 526	$ 161
Interest expense	(413)	(291)	(122)
Unrealized loss on trading securities	(19)	(105)	86
Other	_(159)	_(196)	___37
Interest and Other Income (Expense)	$ 96	$ (66)	$ 162

In fiscal 2004, the Company's effective tax rate was 45.0% compared to 19.9% in fiscal 2003. The increase in 2004 over the Federal statutory rate was primarily related to the reduction in the reserve for potential income tax exposures. In 2003, the rate was favorably affected by a benefit from foreign sourced income taxed at lower rates. For an analysis of income taxes see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, the consolidated net loss in fiscal 2004 was $0.9 million ($0.06 net loss per share, basic and diluted) as compared to the fiscal 2003 net income of $1.8 million ($0.12 net income per share, basic and diluted).

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash, cash equivalents and short-term investments ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, defined benefit retirement plan contributions, stock repurchase programs and debt service. The Company does not expect its future cash needs in 2006 to increase to the extent that these historical sources of liquidity and capital will not be sufficient to meet its needs.

The Company's cash balance of $11.1 million at the end of fiscal 2005 declined $4.4 million from the prior year, a result of many factors, the most significant of which are described in this section.

Accounts receivable increased approximately $1.9 million from the prior year. WI&A segment accounts receivable of $27.8 million increased approximately $0.7 million from the prior year while optical segment accounts receivable of $4.0 million increased by $1.2 million from a year ago. The Company offers a dating program, primarily to its domestic retail writing instrument customers, whereby they may either delay payment on certain third and fourth quarter purchases until January of the next year or earn a greater discount if payment is made earlier. The increase in both the writing instrument and optical segment accounts receivable was largely the result of the December 2005 sales increase compared to December 2004.

Total inventory of $15.0 million decreased by $0.5 million compared to year end 2004. WI&A segment inventory declined by $1.1 million, due to both the higher December 2005 sales volume and the Company's restructuring program. As part of the restructuring program, the Company has transferred ownership of certain raw material and work-in-process inventory to its Chinese contract manufacturer in conjunction with the transition of product lines that are currently produced solely in China. At December 31, 2005 and January 1, 2005, approximately $4.6 million and $1.3 million, respectively, were owed to the Company for that inventory, and the related receivable balance is included in receivable from Chinese contract manufacturer. Optical segment inventory of $3.7 million increased $0.6 million in order to support anticipated increased sales volumes in the first quarter of 2006.

In fiscal 2005, approximately $1.2 million was paid as a result of a corporate restructuring program initiated in 2003. The amount paid since the inception of this program through the end of fiscal 2005 was $5.7 million. The total cost of this restructuring program is expected to be approximately $7.5 million incurred over the life of the program, assuming full implementation. The total cash portion of this restructuring program is expected to be approximately $7.5 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies; as well as covering the increased costs associated with employee benefits and Sarbanes-Oxley compliance. The Company expects the restructuring program to be effectively complete by the end of 2006.

The Company's working capital was $50.3 million at the end of fiscal 2005, an increase of $5.2 million from fiscal 2004, and its current ratio at the end of fiscal 2005 and 2004 was 3.2:1 and 2.6:1, respectively. Operating cash flow was $0.4 million in fiscal 2005 compared to $6.2 million in fiscal 2004. This decrease was largely due to the effect of higher accounts receivable and the receivable due from our Chinese contract manufacturer at the end of 2005 compared to the end of 2004.

Additions to property, plant and equipment were approximately $4.3 million in fiscal 2005 and $4.5 million in 2004. In fiscal 2006, the Company expects capital expenditures to be approximately $6.0 million. Depreciation expense in 2006 is expected to be approximately $5.7 million.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase in total approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. In 2005, the Company repurchased 186,700 shares for approximately $1.0 million at an average price per share of $5.33. At December 31, 2005, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The unused and available portion of the Company's $20 million line of credit was $9.5 million at December 31, 2005.

The Company expects to make a cash contribution of approximately $1.1 million to its defined benefit retirement plan in 2006.

The Company expects fiscal 2006 research and development expenses to be approximately $2.5 million.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring and stock repurchase plans and contributions to the defined benefit retirement plan. Should operating cash flows in 2006 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2005, cash available for domestic operations amounted to approximately $6.3 million, and cash held offshore for international operations amounted to approximately $4.8 million.

Contractual Obligations and Commercial Commitments

An interest rate swap agreement effectively fixes the rate on a portion of the Company's line of credit at 4.15%. The Company leases office and warehouse space and certain equipment under non-cancelable operating leases that expire through 2014. Future minimum lease payments under all non-cancelable leases and other contractual obligations at December 31, 2005 were approximately:
(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Long-Term Debt, Including Interest	$11,824	$ -	$11,824	$ -	$ -
Operating Leases	4,192	1,538	1,738	461	455
Pension Plan Obligations	1,125	1,125	-	-	-
Capital Lease Obligations	206	69	137	-	-
Purchase Obligations	____93	___93	______-	___-	___-
Total	$17,440	$2,825	$13,699	$461	$455

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to tax contingencies, inventory obsolescence reserves, warranty reserves, impairment of assets, retirement obligations and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note A "Significant Accounting Policies" to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Tax Contingencies. We are subject to a variety of income and other non-income based taxes in numerous jurisdictions around the world. We are also periodically reviewed by tax authorities and positions we have taken with respect to the tax returns are subject to interpretation and negotiation. We provide for estimated tax contingencies that we believe are both probable and estimable. Our assessments are based on our understanding of the appropriate tax law, the estimated exposure and probability of a successful assessment by the taxing authorities. In 2005, net income was increased by approximately $0.6 million due to the reversal on non-income based tax reserves provided in prior years which were no longer deemed necessary due to the passing of statutes of limitation or as a result of updating our estimates. In addition, our income tax provision for 2005 was reduced by approximately $0.4 million for the impact of income tax contingencies that were resolved in the current year and the updating of our estimates.

Inventory Reserves. Our global inventories are carried at the lower of cost or market, which requires us to estimate reserves for both obsolescence and the market value we can expect to receive for our on hand inventory. Domestic WI&A segment inventories accounted for on a LIFO basis represent approximately one-third of total inventories. As a result, domestic WI&A finished goods inventories are carried significantly below their current cost and they can typically be realized at selling prices above their carrying value. Because we are required to produce our product with sufficient lead time to satisfy global distribution and expected demand during seasonal peak periods, we are subject to the risks of consumer acceptance of the products we have produced. We assess our need for obsolescence reserves based on a variety of factors including historical demand, future marketing plans and alternative uses for raw material and work-in-process.

Warranty Reserves. The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. In establishing the accrual for warranty costs, management analyzes trends, measured over a period of several years, of several factors that impact the Company's cost to service the warranty. The most significant factors include: the operating costs of the service department, unit sales, the number of units that are returned for warranty repair and the cost of product repairs. The estimates affecting the warranty reserve are updated annually.

Retirement Obligations. The Company's pension benefits are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standard ("SFAS") No. 87 "Employer's Accounting for Pensions." Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We reduced our discount rate to 5.6% in 2005 from 5.85% in 2004 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% in 2005 and 2004.

Impairment Analysis. The Company tests goodwill for impairment at least annually. The Company completed its impairment testing as of November 28, 2005 and determined that goodwill was not impaired. Management's estimates of fair values, projections of future cash flows and other factors are significant factors in testing goodwill for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge. Approximately one-half of our goodwill is attributable to the WI&A segment. Our projections for the WI&A segment include significant improvements to our current results as we achieve the benefits of further restructuring and the migration of manufacturing operations to China.

Revenue Recognition. Revenue recognition requires estimates of product returns, term discounts and rebates at the time revenue is recognized. These estimates are based on customer communication and historical experience. Should these estimates change, there could be a material effect on revenue recognized.

For additional information regarding management's estimates, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K and the "Forward-Looking Statements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the introduction of new writing instrument products; the new direct to consumer initiatives; the performance of Cross branded non writing instrument products, including watches, precision readers and business accessories; the availability of necessary raw materials and manufacturing technologies; the continued performance of Costa Del Mar; innovation of the Company's programs; benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of those risks, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates and foreign currency exchange, primarily in its investments, line of credit and foreign currency transactions.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The Company believes that changes in interest rates would not be material to its operations, due to its anticipated level of borrowings.

There was $10.5 million outstanding under the Company's new line of credit at December 31, 2005. There was $3 million outstanding under the Company's former line of credit at January 1, 2005.

The Company entered into an interest rate swap agreement that effectively fixes the interest rate on a portion of its line of credit at 4.15% per annum. At December 31, 2005, the notional value of the interest rate swap was $5.5 million.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
PAGE

Report of Independent Registered Public Accounting Firm ...............................................................	18
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005 ................	19
Consolidated Statements of Operations for the Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004 ...............................................	20
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004 ...............................................	20
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004 ...............................................	21
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004 ...............................................	22
Notes to Consolidated Financial Statements .............................................................................	23 - 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of December 31, 2005 and January 1, 2005, and the related statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed at Item 15C. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Boston, Massachusetts
March 21, 2006

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
ASSETS	DECEMBER 31, 2005	JANUARY 1, 2005
Current Assets
Cash and cash equivalents	$ 11,073,921	$ 10,433,809
Short-term investments	-	5,067,993
Accounts receivable, less allowances for doubtful accounts of
$1,007,000 in 2005 and $1,179,000 in 2004	31,843,941	29,986,283

Inventories:	Finished goods	8,719,383	7,838,912
Work in process	2,756,500	4,141,240
Raw materials	___3,559,596	___3,527,457
15,035,479	15,507,609
Deferred income taxes	6,339,510	5,420,780
Receivable from Chinese contract manufacturer	4,637,022	1,267,124
Other current assets	___4,659,807	___5,364,674
Total Current Assets	73,589,680	73,048,269
Property, Plant and Equipment
Land and land improvements	1,201,732	1,201,732
Buildings	16,729,559	16,635,130
Machinery and equipment	_111,486,024	_111,102,105
129,417,315	128,938,967
Less accumulated depreciation	_107,724,723	_105,199,435
Net Property, Plant and Equipment	21,692,592	23,739,532
Goodwill	7,288,014	7,288,014
Intangibles, Net	4,809,444	4,935,570
Deferred Income Taxes	4,990,918	3,823,049
Other Assets	_____522,594	_____516,407
Total Assets	$112,893,242	$113,350,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$ -	$ 3,000,000
Current maturities of long-term debt	-	1,350,000
Accounts payable	5,425,033	5,081,783
Accrued compensation and related taxes	4,591,878	4,171,714
Accrued expenses and other liabilities	11,075,823	12,305,213
Retirement plan obligations	1,736,005	1,709,267
Restructuring liabilities	273,326	288,853
Income taxes payable	____196,156	_____16,301
Total Current Liabilities	23,298,221	27,923,131
Retirement Plan Obligations	10,504,939	8,310,473
Long-Term Debt, Less Current Maturities	10,456,179	5,512,500
Accrued Warranty Costs	1,456,608	1,602,844
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000,000 shares, 16,455,099 shares issued and
13,095,351 shares outstanding at December 31, 2005, and 16,347,082
shares issued and 13,174,034 shares outstanding at January 1, 2005	16,455,099	16,347,082
Class B-authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at December 31, 2005 and January 1, 2005	1,804,800	1,804,800
Additional paid-in capital	17,561,390	17,142,209
Unearned stock-based compensation	(769,044)	(791,774)
Retained earnings	63,076,096	62,691,947
Accumulated other comprehensive loss	__(4,802,962)	__(2,039,060)
93,325,379	95,155,204
Treasury stock, at cost, 3,359,748 shares in 2005 and
3,173,048 shares in 2004	_(26,148,084)	_(25,153,311)
Total Shareholders' Equity	__67,177,295	__70,001,893
Total Liabilities and Shareholders' Equity	$112,893,242	$113,350,841
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
A.T. CROSS COMPANY & SUBSIDIARIES
	_______________________YEARS ENDED_______________________
	DECEMBER 31, 2005	JANUARY 1, 2005	JANUARY 3, 2004

Net sales	$129,114,878	$129,480,298	$126,365,475
Cost of goods sold	__66,204,804	__66,690,155	__61,889,832
Gross Profit	62,910,074	62,790,143	64,475,643

Selling, general and administrative expenses	56,021,004	57,368,038	56,014,123
Service and distribution costs	2,987,795	2,967,356	2,783,252
Research and development expenses	1,790,479	1,780,326	1,942,783
Restructuring charges	1,150,510	2,323,673	2,440,754
Gain on disposition of asset held for sale	________-	_________-	___(988,569)
Operating Income (Loss)	960,286	(1,649,250)	2,283,300
Interest and other (expense) income, net	_(386,754)	___95,683	____(65,752)
Income (Loss) Before Income Taxes	573,532	(1,553,567)	2,217,548
Income tax provision (benefit)	__189,383	__(698,460)	___440,530
Net Income (Loss)	$ 384,149	$ (855,107)	$ 1,777,018

Basic and Diluted Net Income (Loss) Per Share:
Net Income (Loss) Per Share	$0.03	$(0.06)	$0.12

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	14,719,251	14,925,848	15,080,115
Effect of Dilutive Securities:
Common stock equivalents	___62,531	_______-(A)	___137,805
Denominator for Diluted Net Income (Loss) Per Share	14,781,782	14,925,848	15,217,920

(A)	106,254 incremental shares related to options or restricted stocks granted are not included due to the net loss since the effects of such shares would be anti-dilutive.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
	_______________________YEARS ENDED_______________________
	DECEMBER 31, 2005	JANUARY 1, 2005	JANUARY 3, 2004

Net Income (Loss)	$ 384,149	$ (855,107)	$ 1,777,018
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments	(937,448)	308,312	799,110
Unrealized (loss) gain on interest rate swap, net of tax
(benefit) provision of ($5,535) and $38,038 and
($32,503)	(10,280)	70,642	(60,362)
Minimum pension liability adjustment, net of tax
benefit of ($1,028,723), ($979,391) and ($2,263)	__(1,816,174)	__(2,089,820)	_____(9,050)
Comprehensive (Loss) Income	$ (2,379,753)	$ (2,565,973)	$ 2,506,716

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES
	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY

Balances at December 28, 2002	$16,009,209	$1,804,800	$15,688,210	$(18,213)	$61,770,036	$(1,057,892)	2,366,048	$(20,895,341)	$73,300,809
Purchase of treasury stock							494,500	(2,610,787)	(2,610,787)
Grant of restricted stock for future services	50,000		212,500	(262,500)					-
Stock option activity	12,600		51,581						64,181
Stock purchase plan	5,368		22,289						27,657
Amortization of unearned
stock-based compensation				126,130					126,130
Foreign currency translation adjustments						799,110			799,110
Unrealized loss on interest rate swap						(60,362)			(60,362)
Minimum pension liability adjustment						(9,050)			(9,050)
Net income	___________	_________	___________	________	__1,777,018	__________	_________	___________	__1,777,018
Balances at January 3, 2004	16,077,177	1,804,800	15,974,580	(154,583)	63,547,054	(328,194)	2,860,548	(23,506,128)	73,414,706
Purchase of treasury stock							312,500	(1,647,183)	(1,647,183)
Grant of restricted stock for future services	152,900		669,476	(822,376)					-
Stock option activity	99,810		412,424						512,234
Stock purchase plan	2,238		11,494						13,732
Non-cash stock-based directors' fees	14,957		74,235						89,192
Amortization of unearned
stock-based compensation				185,185					185,185
Foreign currency translation adjustments						308,312			308,312
Unrealized gain on interest rate swap						70,642			70,642
Minimum pension liability adjustment						(2,089,820)			(2,089,820)
Net loss	___________	_________	___________	________	___(855,107)	__________	________	___________	___(855,107)
Balances at January 1, 2005	16,347,082	1,804,800	17,142,209	(791,774)	62,691,947	(2,039,060)	3,173,048	(25,153,311)	70,001,893
Purchase of treasury stock							186,700	(994,773)	(994,773)
Grant of restricted stock for future services	50,000		211,250	(261,250)					-
Stock option activity	40,000		136,250						176,250
Stock purchase plan	3,663		14,953						18,616
Non-cash stock-based directors' fees	14,354		56,728						71,082
Amortization of unearned
stock-based compensation				283,980					283,980
Foreign currency translation adjustments						(937,448)			(937,448)
Unrealized loss on interest rate swap						(10,280)			(10,280)
Minimum pension liability adjustment						(1,816,174)			(1,816,174)
Net income	___________	__________	___________	_________	____384,149	___________	_________	____________	____384,149
Balances at December 31, 2005	$16,455,099	$1,804,800	$17,561,390	$(769,044)	$63,076,096	$(4,802,962)	3,359,748	$(26,148,084)	$67,177,295
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
	______________________YEARS ENDED______________________
CASH PROVIDED BY (USED IN)	DECEMEBR 31, 2005	JANUARY 1, 2005	JANUARY 3, 2004
Operating Activities:
Net income (loss) from operations	$ 384,149	$ (855,107)	$ 1,777,018
Adjustments to reconcile net income (loss) from
operations to net cash provided by operating activities:
Depreciation and amortization	6,977,060	7,472,392	7,603,678
Restructuring charges	1,150,510	2,323,673	2,440,754
Gain on disposition of asset held for sale	-	-	(988,569)
Provision for bad debts	264,519	252,483	636,079
Deferred income taxes	(230,284)	(1,050,443)	246,424
Provision for accrued warranty costs	239,653	175,420	119,807
Stock-based directors' fees	71,082	89,192	-
Unrealized (gains) losses on trading securities	(27,881)	19,246	105,404
Amortization of unearned stock-based compensation	283,980	185,185	126,130
Warranty costs paid	(458,591)	(460,697)	(298,772)
Restructuring charges paid	(1,162,790)	(3,019,743)	(3,033,542)
Reversal of payroll and non-income based tax reserves	(832,000)	-	-
Foreign currency transaction loss (gain)	220,103	(78,411)	(8,996)
Changes in operating assets and liabilities:
Accounts receivable	(3,143,350)	2,800,725	(2,095,283)
Inventories	138,231	735,064	(102,704)
Receivable from Chinese contract manufacturer	(3,369,898)	(1,267,124)	-
Other assets, net	(254,914)	2,035,564	(2,126,619)
Accounts payable	402,980	(2,035,317)	861,918
Other liabilities, net	__(219,232)	_(1,123,946)	_(3,180,873)
Net Cash Provided by Operating Activities	433,327	6,198,156	2,081,854

Investing Activities:
Acquisition of Costa Del Mar, net of cash acquired	-	-	(9,569,907)
Additions to property, plant and equipment	(4,288,166)	(4,527,994)	(4,110,164)
Purchases of short-term investments	-	(3,053,815)	(10,076,464)
Sales or maturities of short-term investments	5,095,874	5,893,053	10,871,566
Proceeds from disposition of asset held for sale	_________-	__________-	__1,563,692
Net Cash Provided by (Used in) Investing Activities	807,708	(1,688,756)	(11,321,277)

Financing Activities:
Proceeds from issuance of long-term debt	-	-	9,000,000
Repayment of long-term debt	(6,862,500)	(1,350,000)	(787,500)
Line of credit proceeds and repayments, net	7,456,179	(155,000)	2,155,000
Proceeds from sale of Class A common stock	194,866	525,966	91,838
Purchase of treasury stock	__(994,773)	_(1,647,183)	_(2,610,787)
Net Cash (Used in) Provided by Financing Activities	(206,228)	(2,626,217)	7,848,551

Effect of exchange rate changes on cash and cash equivalents	___(394,695)	___255,491	___541,141
Increase (Decrease) in Cash and Cash Equivalents	640,112	2,138,674	(849,731)
Cash and cash equivalents at beginning of year	_10,433,809	__8,295,135	__9,144,866
Cash and Cash Equivalents at End of Year	$11,073,921	$10,433,809	$ 8,295,135

SUPPLEMENTAL INFORMATION:
Non-cash financing activities:
Conversion of a portion of outstanding line of credit
to term note	$ -	$ -	$ 9,000,000
Income taxes paid (refunded), net	719,000	880,000	(20,000)
Interest paid	586,000	407,000	290,000
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
DECEMBER 31, 2005

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations: The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the "Company"). Upon consolidation, all material intercompany accounts and transactions are eliminated.

The Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical.

The Company's WI&A segment designs, manufactures and markets writing instruments, business accessories and watches throughout the world and is an OEM of writing instruments. Writing instrument products are sold under the Cross brand as well as the Penatia and Omni by Cross brands and under the licensed name Bill Blass. They include ball-point pens, fountain pens, selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets. In addition to writing instrument accessories, the Company offers personal accessory products including watches, precision reading glasses and leather goods.

The Company's optical segment designs, manufactures and markets sunglasses throughout the United States under the Costa Del Mar brand. The Company acquired Costa Del Mar in April 2003.

The accounting policies of the Company's segments are described in this summary of significant accounting policies. The Company evaluates segment performance based upon the profit or loss before income taxes. The Company's reportable segments are strategic business units that offer different product lines. They are managed separately, as each unit requires different technologies and marketing strategies.

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

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are stated at fair value and consist of interest-bearing investments with a maturity of greater than three months when purchased. At January 1, 2005, short-term investments are classified as trading securities and include time deposits, commercial paper and United States Government Agency bonds. Gains or losses on trading securities, realized and unrealized, are included in interest and other (expense) income in the WI&A segment. At December 31, 2005 and January 1, 2005, approximately 53% and 24%, respectively, of the Company's cash, cash equivalents and short-term investments were on deposit with one financial institution.

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

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $11.1 million, $12.5 million and $13.2 million for fiscal 2005, 2004 and 2003, respectively. Accrued marketing support expenses were approximately $2.3 million and $1.9 million at December 31, 2005 and January 1, 2005, respectively, and are included in accrued expenses and other liabilities.

Reclassifications: The Company changed the classification of certain previously reported amounts in the accompanying balance sheet as of January 1, 2005 related to the reporting of retirement plan obligations. The effect of the change was to decrease short-term retirement plan obligations by $8.3 million and increase long-term retirement plan obligations by the same amount. In addition, certain prior year amounts have been reclassified for consistent presentation with the current year.

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

The Company also uses an interest rate swap to manage its exposure to changing interest rates that result from variable rate debt. This swap effectively fixes the interest rate on a portion of the Company's line of credit at 4.15%.

Realized and unrealized gains and losses on contracts intended to hedge specific forecasted transactions or commitments, if any, that qualify for hedge accounting are deferred and recorded as a component of accumulated other comprehensive income (loss) and accounted for as part of the transaction. Contracts are recorded at fair value on the balance sheet as a component of other current assets or accrued expenses and other liabilities.

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

Warranty Costs: The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $463,000 and $535,000 at December 31, 2005 and January 1, 2005, respectively, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

	________________________YEARS ENDED_______________________
(THOUSANDS OF DOLLARS)	DECEMBER 31, 2005	JANUARY 1, 2005	JANUARY 3, 2004
Accrued Warranty Costs - Beginning of Year	$2,138	$2,424	$2,523
Warranty costs paid	(459)	(461)	(299)
Warranty costs accrued	454	554	471
Impact of changes in estimates and assumptions	(214)	(379)	(351)
Warranty liabilities assumed	_____-	_____-	___80
Accrued Warranty Costs - End of Year	$1,919	$2,138	$2,424

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and restricted stock based on the treasury stock method.

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

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The required annual impairment tests for all segments were performed on November 28, 2005 and November 29, 2004. The Company concluded for all periods that goodwill was not impaired.

Stock-Based Compensation: The Company applies the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. The Company's stock plans are described in Note I, "Omnibus Incentive Plan." No employee stock-based compensation cost is reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise or purchase price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award. The following table reflects pro forma net income (loss) and net income (loss) per share had the Company elected to record expense for employee stock options under SFAS No. 123.

	________________________YEARS ENDED______________________
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	DECEMBER 31, 2005	JANUARY 1, 2005	JANUARY 3, 2004
Net income (loss), as reported	$ 384	$ (855)	$1,777
Less stock-based compensation expense recognized,
net of tax	187	102	101
Stock-based compensation expense as determined
under SFAS No. 123, net of tax	_(326)	__(389)	_(987)
Pro Forma Net Income (Loss)	$ 245	$(1,142)	$ 891
Net Income (Loss) Per Share:
Basic and diluted - as reported	$0.03	$(0.06)	$0.12
Basic and diluted - pro forma	$0.02	$(0.08)	$0.06

New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151. "Inventory Costs," an amendment of APB Opinion No. 43, Chapter 4. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of Statement No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 establishes criteria to be applied in determining if arrangements for the purchase and sale of inventory with the same counterparty be viewed as a single exchange transaction or separate and independent transactions within the scope of APB Opinion No. 9. "Accounting for Nonmonetary Transactions," and if the nonmonetary exchanges of inventory should be recognized at fair value or historic carrying cost. This standard is effective for all new, modified or renewed arrangements beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company does not believe that EITF No. 04-13 will have a material effect on its consolidated financial position or results of operations.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $5.4 million and $7.8 million at December 31, 2005 and January 1, 2005, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $8.4 million and $8.8 million higher than reported at December 31, 2005 and January 1, 2005, respectively. During fiscal 2005, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation was to increase net income by approximately $1.1 million, or $0.08 per share, basic and diluted.

NOTE C - RESTRUCTURING CHARGES

In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. Each succeeding step of the process is fully dependent on the newly sourced product achieving the high quality standards expected of every Cross product. Approximately 80 manufacturing positions in Lincoln, Rhode Island were affected in 2003 as part of the initial phase of this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $7.5 million over the life of the program, assuming full implementation. Of this $7.5 million, approximately $5.4 million will be for severance and related expenses and approximately $2.1 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. The Company expects the restructuring program to be effectively complete by the end of 2006. The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 28, 2002	$ -	$ -	$ -
Restructuring charges incurred	1,997	444	2,441
Cash payments	(1,221)	(339)	(1,560)
Foreign exchange effects	___32	____-	___32
Balances at January 3, 2004	$ 808	$ 105	$ 913
Restructuring charges incurred	1,726	639	2,365
Cash payments	(2,258)	(722)	(2,980)
Foreign exchange effects	___(9)	___-	___(9)
Balances at January 1, 2005	$ 267	$ 22	$ 289
Restructuring charges incurred	415	736	1,151
Cash payments	(429)	(734)	(1,163)
Foreign exchange effects	___(4)	___-	___(4)
Balances at December 31, 2005	$ 249	$ 24	$ 273

In 2000, the Company's Board of Directors approved a plan to restructure the Company's domestic and international writing instrument operations. As a result, the Company recorded pre-tax restructuring charges of approximately $19.9 million in fiscal 2000 in the WI&A segment. As part of this restructuring plan, the Company consolidated all writing instrument manufacturing and distribution at its headquarters in Lincoln, Rhode Island, closed its Irish facility and reorganized its European operations. There was no change to the total estimated cost in 2003. In fiscal 2004, the final obligation of this restructuring plan was paid. The total cash portion of this restructuring plan was approximately $15.5 million. The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	CONTRACTUAL OBLIGATIONS	TOTAL
Balances at December 28, 2002	$ 71	$1,309	$1,380
Foreign exchange effects	14	162	176
Cash payments	__(3)	(1,471)	(1,474)
Balances at January 3, 2004	$ 82	$ -	$ 82
Change in estimate	(41)	-	(41)
Foreign exchange effects	(1)	-	(1)
Cash payments	(40)	__-	(40)
Balances at December 31, 2005 and January 1, 2005	$ -	$ -	$ -

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2005 and January 1, 2005, the carrying values of goodwill were approximately $7.3 million and $7.3 million, respectively. Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	____________DECEMBER 31, 2005____________			______________JANUARY 1, 2005______________
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,101	$7,186	$ 915	$ 7,727	$6,706	$1,021
Patents	__2,847	_2,353	_494	__2,615	_2,100	__515
	$10,948	$9,539	1,409	$10,342	$8,806	1,536
Not Amortized:
Trade name			_3,400			_3,400
Total Other Intangibles, Net			$4,809			$4,936

The Company amortizes patents and trademarks over an average five-year life. Amortization expense was approximately $733,000, $679,000 and $594,000 for fiscal years 2005, 2004 and 2003, respectively. The estimated future amortization expense for other intangibles remaining as of December 31, 2005 is as follows:
(THOUSANDS OF DOLLARS)	2006	2007	2008	2009
	$ 645	$ 394	$ 249	$ 121

NOTE E - LINE OF CREDIT

In December 2005, the Company entered into a new secured revolving line of credit with a bank. This agreement was amended on January 7, 2006. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of the credit agreement, amounts borrowed under the facility may be borrowed, repaid without penalty and reborrowed by the Company. The facility matures and amounts outstanding must be repaid on December 20, 2007.

The interest rate for the Committed Loans will be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the bank's prime rate. The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin. The applicable margin for LIBOR and Eurocurrency loans will be an amount between 1.50% and 2.25%, which amount will vary from time to time based upon the Company's consolidated leverage ratio.

Under the amended credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. Amounts due under the credit agreement are guaranteed by certain of the domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and certain of its domestic subsidiaries.

At December 31, 2005, the outstanding balance of the Company's line of credit was $10.5 million, bearing an interest rate of approximately 7.25%, and the unused and available portion, according to the terms of the amended agreement, was $9.5 million.

At January 1, 2005, the Company maintained a $25 million unsecured line of credit with a bank. The outstanding balance of the Company's unsecured line of credit at January 1, 2005 was $3 million and the unused and available balance was $22 million. This agreement was replaced by the new credit agreement described above.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ITEMS
(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	UNREALIZED GAIN (LOSS) ON INTEREST RATE SWAP	MINIMUM PENSION LIABILITY ADJUSTMENT	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at January 1, 2005	$ 53	$ 10	$(2,102)	$(2,039)
Current period change	_(938)	(10)	_(1,816)	_(2,764)
Balances at December 31, 2005	$(885)	$ -	$(3,918)	$(4,803)

NOTE G - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at December 31, 2005 and January 1, 2005, along with maturity dates and any unrealized gain. The net unrealized gain is recorded in SG&A in the consolidated statements of operations, since the Company did not apply hedge accounting to these contracts.
(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S.$ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN
December 31, 2005
Euro	$ 8,118	2006	$ 3
Sterling	4,873	2006	20
Hong Kong Dollar	3,225	2006	-
Taiwan Dollar	__1,523	2006	__-
Total	$17,739		$23
January 1, 2005
Euro	$13,618	2005	$51
Total	$13,618		$51

Foreign currency exchange (losses) gains that are included in SG&A expenses approximated $(420,000), $29,000 and $(307,000) in fiscal 2005, 2004 and 2003, respectively.

In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on a portion of the Company's line of credit at 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other (expense) income in the consolidated statements of operations. At December 31, 2005, the notional value of the interest rate swap was $5.5 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of the line of credit, current maturities of long-term debt and long-term debt, less current maturities, approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $122,000 and $16,000 at December 31, 2005 and January 1, 2005, respectively, and was reported in other current assets.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan and a defined contribution retirement plan (consisting of a savings plan and a non-contributory profit sharing plan), which cover substantially all domestic employees. The Company's matching contributions to the savings plan are made all in cash and were approximately $541,000, $395,000 and $557,000 in fiscal 2005, 2004 and 2003, respectively. There were no profit sharing plan contributions during this three-year period. The Company maintains an unfunded excess defined benefit plan for certain key executives as well as a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

Benefits under the defined benefit plans are based on the employee's years of service and compensation, as defined. While there is no requirement under any of these plans to invest in the Company's stock, the defined contribution retirement plan offers the Company's stock as an investment option. The Company's funding policy is consistent with applicable local laws and regulations.

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:

(THOUSANDS OF DOLLARS)	2005	2004	2003
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 51,195	$ 45,074	$ 41,574
Service cost	1,515	1,489	1,480
Interest cost	2,815	2,845	2,684
Curtailment gain	-	-	(946)
Actuarial loss	1,908	3,420	1,775
Benefits paid	(1,805)	(1,565)	(1,435)
Other	___(102)	_____(68)	_____(58)
Benefit Obligation at End of Year	$ 55,526	$ 51,195	$ 45,074
Change in Plan Assets
Fair value of plan assets at end of prior year	$ 34,353	$ 32,252	$ 29,385
Actual return on plan assets	1,720	2,509	3,614
Employer contributions	2,429	1,225	746
Benefits paid	(1,805)	(1,565)	(1,435)
Administrative expenses paid	___(102)	_____(68)	_____(58)
Fair Value of Plan Assets at End of Year	$ 36,595	$ 34,353	$ 32,252
Funded Status
Deficiency of plan assets over projected benefit obligation	$(18,931)	$(16,842)	$(12,822)
Unrecognized net transition obligation	56	71	68
Unrecognized prior service cost	58	147	194
Unrecognized net actuarial loss	_12,507	__9,722	__5,694
Accrued Pension Cost (Included in Retirement Plan Obligations)	$ (6,310)	$ (6,902)	$ (6,866)

Amounts Recognized in the Statement of Position Consist of
Prepaid benefit cost	$ 760	$ 755	$ 1,104
Accrued benefit cost	(13,062)	(10,834)	(7,991)
Intangible assets	56	85	-
Accumulated other comprehensive loss	__5,936	__3,092	_____21
Net Recognized Amount	$ (6,310)	$ (6,902)	$ (6,866)

Accumulated Benefit Obligation	$ 49,513	$ 46,472	$ 41,032

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$ 55,526	$ 51,195	$ 45,074
Accumulated Benefit Obligation	$ 49,513	$ 46,472	$ 41,032
Fair Value of Plan Assets	$ 36,595	$ 34,353	$ 32,252

Components of Net Periodic Benefit Cost
Service cost	$ 1,515	$ 1,489	$ 1,480
Interest cost	2,815	2,845	2,629
Expected return on plan assets	(2,793)	(3,065)	(2,748)
Amortization of transition asset	6	4	2
Amortization of prior service cost	63	61	53
Recognized net actuarial gain	77	6	4
Effect of curtailment	_____-	______-	_____(1)
Net Periodic Benefit Cost	$ 1,683	$ 1,340	$ 1,419

Assumptions:

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate	5.60%	5.85%	6.25%
Rate of compensation increase	3.50%	3.50%	3.50%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.85%	6.25%	6.50%
Expected return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

In establishing the long-term rate of return on assets assumption of 8.25%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns for those asset categories. That weighted-average return approximates 8.25%. The Company monitors investment results of its pension plan managers against benchmarks such as the Standard & Poor's 500 Index and the Russell 2000 Growth Index for the equity portion of the portfolio and the Lehman Brothers Aggregate Bond Index for fixed income investments. Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 8.25% assumption.
Plan Asset Information: Asset Category	TARGET ALLOCATION FYE 2006	ALLOCATION PERCENTAGE FYE 2005	ALLOCATION PERCENTAGE FYE 2004
Equity securities	60%-70%	65.71%	67.15%
Debt securities	30%-40%	33.85%	25.47%
Real estate	0%	0.00%	0.00%
Other	__0%	0.44%	7.38%
	100%	100%	100%

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

The Company expects to contribute $1,125,000 to its pension plan and $143,000 to its excess benefit plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(THOUSANDS OF DOLLARS)	2006	2007	2008	2009	2010	2011 - 2015
	$1,519	$1,563	$1,634	$1,797	$1,933	$12,476

NOTE I - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At December 31, 2005, there were 220,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $283,980, $185,185 and $126,130 for fiscal 2005, 2004 and 2003, respectively. At December 31, 2005, there were 2,396,430 shares reserved and 578,087 shares available to be issued under the OI Plan.

Stock option activity during the three years ended December 31, 2005 was as follows:
Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED
Outstanding at December 28, 2002	2,488,862	$ 6.99	2,855,801
Restricted Stock Grants	-	-	(50,000)
Exercised	(12,600)	$ 5.09	(12,600)
Granted	64,500	$ 6.11	-
Canceled	_(294,398)	$10.73	___(5,250)
Outstanding at January 3, 2004	2,246,364	$ 6.48	2,787,951
Restricted Stock Grants	-	-	(152,900)
Director Retainers	-	-	(14,957)
Exercised	(99,810)	$ 4.86	(99,810)
Canceled	_(213,408)	$ 7.76	__(19,500)
Outstanding at January 1, 2005	1,933,146	$ 6.43	2,500,784
Restricted Stock Grants	-	-	(50,000)
Director Retainers	-	-	(14,354)
Exercised	(40,000)	$ 5.09	(40,000)
Granted	70,000	$ 5.12	-
Canceled	(144,803)	$ 8.20	_______-
Outstanding at December 31, 2005	1,818,343	$ 6.27	2,396,430

The following chart contains summary information about the stock options outstanding at December 31, 2005:
	_________________OPTIONS OUTSTANDING_________________			_____OPTIONS EXERCISABLE_____
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	29,275	5.78	$ 4.40	19,275	$ 4.34
$ 4.56 - $ 4.56	500,000	3.87	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.06	24,600	4.11	$ 4.93	24,600	$ 4.93
$ 5.09 - $ 5.09	204,350	4.57	$ 5.09	204,350	$ 5.09
$ 5.23 - $ 6.06	253,696	5.50	$ 5.68	193,696	$ 5.83
$ 6.16 - $ 6.94	77,106	6.23	$ 6.28	68,776	$ 6.29
$ 7.11 - $ 7.11	295,001	6.56	$ 7.11	295,001	$ 7.11
$ 7.63 - $ 7.63	226,400	5.56	$ 7.63	226,400	$ 7.63
$ 9.69 - $ 9.97	194,309	1.87	$ 9.89	194,309	$ 9.88
$10.00 - $ 15.00	__13,606	0.96	$11.07	__13,606	$11.07
$ 4.34 - $ 15.00	1,818,343	4.72	$ 6.27	1,740,013	$ 6.31

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 95,045, 98,708 and 100,946 at December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

The fair value of each stock option granted in fiscal 2005, 2004 and 2003 under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options granted for each of the following fiscal years:
	WEIGHTED AVERAGE RISK-FREE RATE	AVERAGE EXPECTED LIFE	VOLATILITY	DIVIDEND YIELD
2005	4.34%	5.0 years	29.44%	0.0%
2004	1.75%	5.0 years	32.00%	0.0%
2003	1.15%	5.0 years	38.34%	0.0%

The weighted average fair value per share of stock options granted during fiscal 2005 and 2003 was $1.74 and $2.14. No stock options were granted in fiscal 2004. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

NOTE J - INCOME TAXES
The provision for income taxes consists of the following:	2005	2004	2003
Currently Payable (Receivable):
Federal	$ 67,882	$ (899,668)	$103,301
State	140,818	20,637	64,045
Foreign	__83,290	__741,132	_(24,746)
	291,990	(137,899)	142,600
Deferred:
Federal	(159,446)	(367,800)	297,930
Foreign	___56,839	_(192,761)	________-
	_(102,607)	_(560,561)	_297,930
Total	$ 189,383	$ (698,460)	$440,530

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision (benefit) for income taxes from operations is as follows:
Statutory Federal income tax provision (benefit)	$ 195,001	$ (528,213)	$753,966
State income tax expense, less Federal tax benefit	84,447	13,621	42,270
Foreign operations	(222,866)	576,358	(413,994)
Net tax on Section 965 dividend	861,158	-	-
Accrual adjustment	(370,306)	(586,412)	215,705
Benefit of export sales	(229,266)	(200,000)	(212,318)
Miscellaneous	_(128,785)	___26,186	__54,901
Income Tax Provision (Benefit)	$ 189,383	$ (698,460)	$440,530

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and January 1, 2005 are presented below:
Current Deferred Tax Assets and Liabilities:	2005	2004
Assets:
Additional costs inventoried for tax purposes and
inventory reserves not deductible for tax purposes	$ 3,224,260	$2,875,330
Excess benefit plan	986,565	915,622
Accrued pension costs	1,914,972	1,996,376
Other	__1,875,805	___958,307
	8,001,602	6,745,635
Less valuation allowance	_(1,225,316)	__(843,833)
Current Deferred Tax Assets	6,776,286	5,901,802
Liabilities:
Current Deferred Tax Liabilities	___436,776	___481,022
Net Current Deferred Tax Asset	$ 6,339,510	$5,420,780
Long-Term Deferred Tax Assets and Liabilities:
Assets:
Intangible assets	$ 1,939,971	$1,725,164
Accrued warranty costs	801,387	870,873
Alternative minimum tax credit carryforward	-	833,707
Net operating loss carryforward	2,486,612	3,760,751
Accrued pension costs	2,018,219	989,496
Other	___212,495	___203,596
	7,458,684	8,383,587
Less valuation allowance	_(2,467,766)	_(3,626,023)
Long-Term Deferred Tax Assets	4,990,918	4,757,564
Liabilities:
Property, plant and equipment, principally due to
differences in depreciation	-	389,469
Undistributed foreign earnings not indefinitely reinvested	_________-	___545,046
Long-Term Deferred Tax Liabilities	_________-	___934,515
Net Long-Term Deferred Tax Asset	$ 4,990,918	$3,823,049
Net Deferred Tax Asset	$11,330,428	$9,243,829

At December 31, 2005 and January 1, 2005, undistributed earnings of foreign subsidiaries amounted to approximately $17.6 million and $39.1 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are lent to the Company or a United States affiliate or if the Company should sell its stock in the subsidiaries. The amount of additional taxes that might be payable on the undistributed foreign earnings of $17.6 million approximates $2.5 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States. The American Jobs Creation Act of 2004 created Internal Revenue Code Section 965(a), which permits a temporary dividends-received deduction of 85% of the cash dividends received by a United States shareholder from controlled foreign corporations and invested in the United States. Taxpayers may elect to apply the deduction to either the last tax year that begins before October 22, 2004 or the taxpayer's first tax year that begins during the one-year period beginning on October 22, 2004. The Company completed its analysis of this provision in the fourth quarter of 2005 and repatriated $20.7 million subject to the 85% dividends-received deduction. The tax effect of this repatriation was a charge to 2005 tax expense of approximately $0.9 million.

At December 31, 2005, the Company had state net operating loss carryforwards of approximately $20.7 million, which begin to expire in 2006. Net operating loss carryforwards for certain foreign subsidiaries were approximately $5.8 million for tax purposes. A portion of these losses will expire in 2007. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The decrease of $0.8 million in the valuation allowance in fiscal 2005 primarily related to changes in the foreign net operating losses.

We are subject to income taxes in many jurisdictions around the world. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates for certain tax loss contingencies are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which the determination is made. We revise our estimates of such tax loss contingencies if and when appropriate. Changes made in fiscal 2005 and 2004 reflect changes in estimates due to better information, current actions by taxing authorities and the passing of statutes of limitation in certain jurisdictions.

NOTE K - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended December 31, 2005:
(THOUSANDS OF DOLLARS)	WRITING INSTRUMENTS & ACCESSORIES	OPTICAL	TOTAL
2005:
Revenues from external customers	$109,554	$19,561	$129,115
Depreciation and amortization	6,763	214	6,977
Segment (loss) profit	(1,991)	2,564	573
Restructuring charges	1,151	-	1,151
Segment assets	96,556	16,337	112,893
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	4,492	403	4,895
2004:
Revenues from external customers	$114,385	$15,095	$129,480
Depreciation and amortization	7,291	181	7,472
Segment (loss) profit	(2,377)	823	(1,554)
Restructuring charges	2,324	-	2,324
Segment assets	99,222	14,129	113,351
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	4,872	295	5,167

(THOUSANDS OF DOLLARS)	WRITING INSTRUMENTS & ACCESSORIES	OPTICAL	TOTAL
2003:
Revenues from external customers	$117,433	$ 8,932	$126,365
Depreciation and amortization	7,494	110	7,604
Segment profit	1,648	570	2,218
Restructuring charges	2,441	-	2,441
Segment assets	106,969	11,177	118,146
Goodwill	3,944	3,464	7,408
Expenditures for long-lived assets	4,701	6,994	11,695

Geographic Information
(THOUSANDS OF DOLLARS)	2005	2004	2003
NET SALES:
United States	$ 67,554	$ 63,891	$ 65,074
Europe, Middle East and Africa	36,440	38,439	34,613
Asia Pacific	18,274	18,496	16,782
International Americas	___6,847	___8,654	___9,896
Total Consolidated Net Sales	$129,115	$129,480	$126,365
Revenues are attributed to countries based on the location of customers.

LONG-LIVED ASSETS:
United States	$ 32,854	$ 34,564	$ 36,585
Foreign countries	____936	___1,399	___1,723
Total Consolidated Long-Lived Assets	$ 33,790	$ 35,963	$ 38,308

NOTE L - CONTINGENCIES

The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future costs incurred at the Site. Past and future costs (excluding the required remedy) are estimated at $6 million to $7 million. Based upon our preliminary investigation there is no evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No discovery has been taken to date. At December 31, 2005, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE M - COMMON STOCK

Holders of Class A common stock have the right to elect one-third of the number of directors from time to time fixed by the holders of Class A and Class B common stock voting together as a single class. Holders of Class B common stock have the right to elect the remaining directors. Class A and Class B common stock vote together as a single class to reserve shares to be issued pursuant to options granted with respect to the acquisition of assets or shares of another company under certain circumstances. Except as described above or as otherwise required by law, all voting power is vested in the holders of Class B common stock.

NOTE N - SHORT-TERM INVESTMENTS

At January 1, 2005, the Company had short-term investments consisting of time deposits, commercial paper and United States Government Agency bonds. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these trading securities are included in interest and other (expense) income. The following table details the net losses on trading securities at December 31, 2005 and January 1, 2005.

_______________YEARS ENDED_______________
(THOUSANDS OF DOLLARS)	DECEMBER 31, 2005	JANUARY 1, 2005
Net losses recognized on trading securities	$(114)	$(126)
Less net losses recognized on trading securities sold	_(114)	__(98)
Unrealized net losses on trading securities still held at reporting date	$ -	$ (28)

NOTE O - RECEIVABLE FROM CHINESE CONTRACT MANUFACTURER

As part of the restructuring program, the Company has transferred ownership of certain raw material and work-in-process inventory to its Chinese contract manufacturer in conjunction with the transition of product lines that are being produced solely in China. The receivable is being repaid by offsetting a portion of the amounts the Company owes the contract manufacturer for completed products it purchases. At December 31, 2005 and January 1, 2005, approximately $4.6 million and $1.3 million, respectively, were owed to the Company for that inventory.

NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2005 and January 1, 2005:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2005:	APRIL 2	JULY 2	OCTOBER 1	DECEMBER 31
Net sales	$29,559	$29,041	$29,068	$41,447

Gross profit	14,928	14,400	13,295	20,286

Net (Loss) Income	$ (508)	$ (463)	$ (1,003)	$ 2,358	(B)

Basic and Diluted Net (Loss) Income Per Share	$(0.03)	$(0.03)	$(0.07)	$0.16

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,768	14,705	14,729	14,737
Effect of Dilutive Securities:
Common stock equivalents	_____-	(A)	_____-	(A)	_____-	(A)	____26
Denominator for Diluted Net (Loss) Income Per Share	14,768	14,705	14,729	14,763

2004:	APRIL 3	JULY 3	OCTOBER 2	JANUARY 1
Net sales	$29,272	$29,115	$30,128	$40,965

Gross profit	15,793	14,457	13,925	18,615

Net (Loss) Income	$ (704)	$ (885)	$ (1,094)	$ 1,828

Basic and Diluted Net (Loss) Income Per Share	$(0.05)	$(0.06)	$(0.07)	$0.12

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,977	15,004	14,919	14,806
Effect of Dilutive Securities:
Common stock equivalents	_____-	(A)	_____-	(A)	_____-	(A)	____43
Denominator for Diluted Net (Loss) Income Per Share	14,977	15,004	14,919	14,849

(A)	No incremental shares related to options or restricted stocks granted are included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.
(B)

During the quarter ended December 31, 2005, net income was increased by approximately $0.6 million due to the reversal of certain payroll tax and other non-income based tax reserves no longer deemed necessary.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES
A	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this Annual Report. We have concluded that we have a material weakness, as defined by Public Company Accounting Oversight Board Auditing Standard No. 2, relating to the accounting for taxes. We reached this conclusion as a result of several significant audit and internal post closing adjustments in this area. Our plans to address this weakness include the evaluation of the levels and types of resources being allocated to the tax function as well as exploring available technology and process improvements.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, as a result of the material weakness in our internal controls over financial reporting described above, our disclosure controls and procedures were not effective with respect to our accounting for taxes. We have evaluated the impact of the internal control weakness described above. Based on our evaluation, we do not believe that the control weakness noted above led to any material misstatements in the consolidated financial statements included in this report.
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

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2006 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Annual Report on Form 10-K.

We have a Code of Ethics and Business Conduct that applies to all of our employees, including our chief executive officer and senior financial and accounting officers. The text of our Code of Ethics and Business Conduct is posted in the Investor Relations section of our website, www.cross.com. Disclosure regarding any amendments to, or waivers from, provisions of our code of ethics and business conduct that apply to our chief executive officer and senior financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of the American Stock Exchange, Inc.
Item 11.	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for its 2006 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2006 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of December 31, 2005:
	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	1,818,343	$ 6.27	578,087
Equity compensation plans not
approved by security holders	_______-	-	______-
Total	1,818,343	$6.27	578,087

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" in the registrant's definitive proxy statement for the 2006 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2006 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005
Consolidated Statements of Operations for the Years Ended December 31, 2005,
January 1, 2005 and January 3, 2004
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005,
January 1, 2005 and January 3, 2004
Notes to Consolidated Financial Statements
(3) Listing of Exhibits
	EXHIBIT NUMBER	DESCRIPTION
	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)
	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)
	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)
	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)
	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *
	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the Registrant's report on Form 10-K for the year ended December 31, 1997) *
	(10.3)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by Reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *
	(10.4)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *
	(10.5)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended July 3, 2004) *
	(10.6)	Executive Employment Contract - Peter J. Canole dated November 18, 2004 (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended January 1, 2005 *
	(10.7)	Executive Employment Contract - Charles S. Mellon dated November 21, 2004 (incorporated by reference to Exhibit (10.9) to the registrant's report on Form 10-K for the year ended January 1, 2005 *
	(10.8)	Executive Employment Contract - Kevin F. Mahoney dated January 11, 2005 (incorporated by reference to Exhibit (10.10) to the registrant's report on Form 10-K for the year ended January 1, 2005 *
	(10.9)	A.T. Cross Company Long Term Incentive Plan and Severance Program for senior management
(incorporated by reference to the registrants report on Form 8-K filed October 25, 2005) *
	(10.10)	A.T. Cross Company Incentive Compensation Plan - 2006 *
	(10.11)	Credit Agreement with Bank of America, N.A.,
	(11)	Statement Re: Computation of Net (Loss) Income per Share - (incorporated by reference to the "Consol-
idated Statements of Operations" financial statement in Item 8 of this Annual Report on Form 10-K)
	(21)	A.T. Cross Company Subsidiaries, Branches and Divisions
	(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, compensatory plan or arrangement

B	Exhibits - See Item A (3) above

C	Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
A.T. CROSS COMPANY (registrant)
By /s/	RUSSELL A. BOSS_______ (Russell A. Boss) Chairman
Date: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS__________ (Russell A. Boss)	Chairman & Director	March 21, 2006

/s/BRADFORD R. BOSS________ (Bradford R. Boss)	Chairman Emeritus & Director	March 21, 2006

/s/DAVID G. WHALEN__________ (David G. Whalen)	President & Director (Chief Executive Officer)	March 21, 2006

/s/KEVIN F. MAHONEY_________ (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 21, 2006

/s/GARY S. SIMPSON__________ (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 21, 2006

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 21, 2006

/s/EDWARD J. COONEY_______ (Edward J. Cooney)	Director	March 21, 2006

/s/GALAL P. DOSS____________ (Galal P. Doss)	Director	March 21, 2006

/s/TERRENCE MURRAY________ (Terrence Murray)	Director	March 21, 2006

_____________________________ (Andrew J. Parsons)	Director

/s/JAMES C. TAPPAN__________ (James C. Tappan)	Director	March 21, 2006

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
Item 15C.	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS A. T. CROSS COMPANY AND SUBSIDIARIES

COLUMN A	COLUMN B	COLUMN C _________ADDITIONS________			COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS	BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts:

Year Ended December 31, 2005	$ 1,179,000	$ 264,519	$ -		$ 436,519	$ 1,007,000

Year Ended January 1, 2005	$1,234,000	$252,483	$ -		$307,483	$1,179,000

Year Ended January 3, 2004	$1,032,000	$636,079	$40,000	(A)	$474,079	$1,234,000

(A) Relates to the acquisition of receivables.