Form 10-Q
period 2006-04-01
CROSS A T CO
filed 2006-05-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006 or
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

requirements for the past 90 days.					X	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
	Large accelerated filer			__		Accelerated filer			__	Non-accelerated filer	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 1, 2006:
		Class A common stock - Class B common stock -						13,365,437 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	APRIL 1, 2006	DECEMBER 31, 2005
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 11,126	$ 11,074
Accounts receivable, net	23,045	31,844
Inventories
Finished goods	8,601	8,719
Work in process	3,433	2,756
Raw materials	4,567	3,560
	16,601	15,035
Deferred income taxes	6,340	6,340
Receivable from Chinese contract manufacturer	4,900	4,637
Other current assets	4,503	4,660
Total Current Assets	66,515	73,590

Property, Plant and Equipment	130,435	129,417
Less accumulated depreciation	109,268	107,725
Net Property, Plant and Equipment	21,167	21,692
Goodwill	7,288	7,288
Intangibles, Net	4,638	4,809
Deferred Income Taxes	5,011	4,991
Other Assets	515	523
Total Assets	$ 105,134	$ 112,893
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 14,647	$ 16,501
Accrued compensation and related taxes	3,605	4,592
Retirement plan obligations	1,885	1,736
Restructuring liabilities	321	273
Income taxes payable	0	196
Total Current Liabilities	20,458	23,298
Retirement Plan Obligations	10,525	10,505
Long-Term Debt	5,500	10,456
Accrued Warranty Costs	1,457	1,457
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,725,185 shares issued and
13,365,437 shares outstanding at April 1, 2006, and 16,455,099
shares issued and 13,095,351 shares outstanding at December 31, 2005	16,725	16,455
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at April 1, 2006 and December 31, 2005	1,805	1,805
Additional paid-in capital	16,649	17,561
Unearned stock-based compensation	0	(769)
Retained earnings	62,947	63,076
Accumulated other comprehensive loss	(4,784)	(4,803)
	93,342	93,325
Treasury stock, at cost	(26,148)	(26,148)
Total Shareholders' Equity	67,194	67,177
Total Liabilities and Shareholders' Equity	$ 105,134	$ 112,893

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 1, 2006	APRIL 2, 2005

Net sales	$ 29,562	$ 29,559
Cost of goods sold	13,881	14,631
Gross Profit	15,681	14,928

Selling, general and administrative expenses	13,854	14,166
Service and distribution costs	907	874
Research and development expenses	533	409
Restructuring charges	578	216
Operating Loss	(191)	(737)

Interest and other expense	(27)	(56)

Loss Before Income Taxes	(218)	(793)

Income tax benefit	(89)	(285)

Net Loss	$ (129)	$ (508)

Basic and Diluted Net Loss Per Share:
Net Loss Per Share	$(0.01)	$(0.03)

Weighted Average Shares Outstanding:
Denominator for Basic Net Loss Per Share	14,684	14,768
Effect of dilutive securities	- ( A )	- ( A )
Denominator for Diluted Net Loss Per Share	14,684	14,768

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 1, 2006	APRIL 2, 2005

Net Loss	$ (129)	$ (508)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain on interest rate swap, net of tax provision of $31,000	0	58
Minimum pension liability adjustment, net of tax provision (benefit) of $13,000
$13,000 and ($13,000)	(25)	28
Foreign currency translation adjustments	44	(367)
Comprehensive Loss	$ (110)	$ (789)

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 1, 2006	APRIL 2, 2005
CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$ (129)	$ (508)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,741	1,863
Restructuring charges	578	216
Restructuring charges paid	(530)	(284)
Provision for bad debts	48	319
Deferred income taxes	0	70
Provision for accrued warranty costs	151	245
Unrealized loss on trading securities	0	36
Stock-based compensation	116	91
Warranty costs paid	(151)	(185)
Foreign currency transaction gain	(21)	(251)
Changes in operating assets and liabilities:
Accounts receivable	8,812	6,147
Inventories	(1,525)	(1,835)
Receivable from Chinese contract manufacturer	(263)	(673)
Other assets - net	180	(749)
Accounts payable and other liabilities - net	(3,029)	(3,354)
Net Cash Provided by Operating Activities	5,978	1,148

Investing Activities:
Additions to property, plant and equipment	(1,006)	(1,110)
Additions to trademarks and patents	(29)	0
Sales or maturities of short-term investments	0	2
Net Cash Used in Investing Activities	(1,035)	(1,108)

Financing Activities:
Repayment of bank borrowings	(4,956)	(337)
Purchase of treasury stock	0	(735)
Proceeds from sale of Class A common stock	10	185
Net Cash Used in Financing Activities	(4,946)	(887)

Effect of exchange rate changes on cash and cash equivalents	55	(117)

Increase (Decrease) in Cash and Cash Equivalents	52	(964)

Cash and cash equivalents at beginning of period	11,074	10,434

Cash and Cash Equivalents at End of Period	$ 11,126	$ 9,470

Income taxes (refunded) paid, net	(66)	416
Interest paid	63	94

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment" and its related implementation guidance. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 30, 2006. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of April 1, 2006, approximately 120 manufacturing positions in Lincoln, Rhode Island were affected by this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $7.5 million over the life of the program, assuming full implementation. Of this $7.5 million, approximately $5.4 million will be for severance and related expenses and approximately $2.1 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. Total charges to date related to the plan were $6.5 million at April 1, 2006. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 31, 2005	$ 249	$ 24	$ 273
Restructuring charges incurred	521	57	578
Cash payments	(449)	(81)	(530)
Balances at April 1, 2006	$ 321	$ 0	$ 321

NOTE C - Segment Information
The Company has two reportable segments: writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three month periods ended April 1, 2006 and April 2, 2005:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
Revenues from External Customers:
WI&A	$ 23,570	$ 24,932
Optical	5,992	4,627
Total	$ 29,562	$ 29,559
Depreciation and Amortization:
WI&A	$ 1,680	$ 1,810
Optical	61	53
Total	$ 1,741	$ 1,863
Segment (Loss) Profit:
WI&A	$ (1,139)	$ (1,271)
Optical	921	478
Total	$ (218)	$ (793)
Restructuring Charges:
WI&A	$ 578	$ 216
Optical	-	-
Total	$ 578	$ 216

	APRIL 1, 2006	DECEMBER 31, 2005
Segment Assets:
WI&A	$ 87,162	$ 96,556
Optical	17,972	16,337
Total	$ 105,134	$ 112,893
Goodwill:
WI&A	$ 3,944	$ 3,944
Optical	3,344	3,344
Total	$ 7,288	$ 7,288

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs was $463,000 at April 1, 2006 and December 31, 2005, and was recorded in accrued expenses and other liabilities. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
Accrued Warranty Costs - beginning of period	$ 1,919	$ 2,138
Warranty costs paid	(151)	(185)
Warranty costs accrued	151	245
Accrued Warranty Costs - end of period	$ 1,919	$ 2,198

NOTE E - Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment" and its related implementation guidance, to account for all share-based payment transactions in which the Company acquires goods or services by issuing shares, options or other equity instruments, or incurs a liability for which the amount, at least in part, is determined based on the value of or is settled in the Company's shares or other equity instruments. Accordingly, the Company recognizes stock-based employment compensation arrangements based on the estimated fair value of stock-based awards exchanged for employee services received and recognizes compensation cost based on the fair value of the award on the date of grant, recognized ratably over the requisite service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) using the modified prospective transition approach and, consequently, the Company's consolidated financial statements for prior periods have not been restated. Under this transition method, in 2006 the Company's reported stock compensation expense will include: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As a result of the adoption of SFAS No. 123(R), the Company's results for the quarter ended April 1, 2006 include incremental share-based compensation expense of $14,000, which has been included in the Consolidated Statement of Operations within selling, general and administrative expenses.

Prior to January 1, 2006, the Company applied the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, no employee stock-based compensation cost was reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation was recorded on the date of grant if the exercise or purchase price of the stock award was less than the market value of the underlying common stock on the date of grant. Deferred compensation was expensed on a straight-line basis over the vesting period of the stock award, generally three years. The following table reflects pro forma net loss and net loss per share had the Company elected to record expense for employee stock options under SFAS No. 123 for the three months ended April 2, 2005:

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	THREE MONTHS
ENDED APRIL 2, 2005
Net loss, as reported	$ (508)
Less stock-based compensation expense recognized, net of tax	46
Stock-based compensation expense as determined under SFAS No. 123, net of tax	(99)
Pro Forma Net Loss	$ (561)
Net Loss per Share:
Basic and diluted - as reported	$(0.03)
Basic and diluted - pro forma	$(0.04)

Omnibus Incentive Plan

The Company's Omnibus Incentive Plan (the "OI Plan") permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. At April 1, 2006, there were 2,127,649 shares reserved and 365,684 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

Stock Option activity during the three month period ended April 1, 2006 was as follows:

Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED
Outstanding at December 31, 2005	1,818,343	$ 6.27	2,396,430
Restricted Stock Grants	-	-	(264,000)
Director Retainers	-	-	(3,781)
Exercised	-
Granted	-		-
Canceled	(56,378)	$ 7.45	(1,000)
Outstanding at April 1, 2006	1,761,965	$ 6.23	2,127,649

The following chart contains summary information about the Stock Options outstanding at April 1, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	29,275	5.53	$ 4.40	19,275	$ 4.34
$ 4.56 - $ 4.56	500,000	3.62	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.06	24,600	3.86	$ 4.93	24,600	$ 4.93
$ 5.09 - $ 5.09	192,550	4.32	$ 5.09	192,550	$ 5.09
$ 5.23 - $ 6.06	246,696	5.32	$ 5.67	206,696	$ 5.76
$ 6.16 - $ 6.94	77,106	5.98	$ 6.28	68,776	$ 6.29
$ 7.11 - $ 7.11	281,400	6.31	$ 7.11	281,400	$ 7.11
$ 7.63 - $ 7.63	217,400	5.32	$ 7.63	217,000	$ 7.63
$ 9.69 - $ 9.97	182,232	1.62	$ 9.88	182,232	$ 9.88
$ 10.00 - $ 11.50	11,106	0.74	$10.86	11,106	$ 10.86
$ 4.34 - $ 11.50	1,761,965	4.49	$ 6.23	1,703,635	$ 6.26

The fair value of the Company's Stock Options were estimated on the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

THREE MONTHS ENDED	WEIGHTED AVERAGE RISK-FREE RATE	AVERAGE EXPECTED TERM	VOLATILITY	DIVIDEND YIELD
April 1, 2006	4.34%	5.0 years	29.44%	0.0%
April 2, 2005	1.75%	5.0 years	32.00%	0.0%

No Stock Options were exercised or granted during the three months ended April 1, 2006. The weighted average fair value per share of Stock Options granted during three months ended April 2, 2005 was $5.23. At April 1, 2006, the intrinsic value of the Stock Options outstanding and exercisable was approximately $800,000 and $770,000, respectively, based upon a stock price of $5.75.

The Company estimates the fair value of stock awards using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), and Securities and Exchange Commission Staff Accounting Bulletin No. 107 for awards granted on or after January 1, 2006, and for awards granted prior to January 1, 2006, prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Black-Scholes model requires the Company to make assumptions and judgments about the variables to be assumed in the calculation (including the option's expected life and the price volatility of the underlying stock) and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company's historical exercise patterns. Price volatility is based on historical volatilities of Company's common stock and its expected forfeitures are estimated using the Company's historical experience and of the common stock of peer group companies. If actual results or future changes in estimates differ significantly from the Company's current estimates, stock-based compensation expense and its results of operations could be materially impacted.

Compensation expense recognized for the Stock Options under the OI Plan amounted to $14,000 for the three months ended April 1, 2006. As of April 1, 2006, $88,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over a weighted-average 22 months.

Restricted Stock

At April 1, 2006, there were 484,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $85,000 and $72,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. The weighted average fair value per share of Restricted Stock granted during three months ended April 1, 2006 was $4.15. As of April 1, 2006, $1,779,000 of total unrecognized compensation cost related to Restricted Stock is expected to be recognized over a weighted-average 33 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 92,740 and 97,067 at April 1, 2006 and April 2, 2005, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $1,014 and $858 for the three months ended April 1, 2006 and April 2, 2005, respectively.

NOTE F - Line of Credit
In December 2005, the Company entered into a new secured revolving line of credit with a bank. Under the current borrowing limitations of the line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of the credit agreement, amounts borrowed under the facility may be borrowed, repaid without penalty and reborrowed by the Company. The facility matures and amounts outstanding must be repaid on December 20, 2007.

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

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain of the domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and certain of its domestic subsidiaries.

At April 1, 2006, the outstanding balance of the Company's line of credit was $5.5 million, bearing an interest rate of approximately 7.75%, and the unused and available portion was $14.5 million. At December 31, 2005, the outstanding balance of the Company's line of credit was $10.5 million, bearing an interest rate of approximately 7.25%.

NOTE G - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap effectively fixes the interest rate on a portion of the Company's line of credit to approximately 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other expense in the consolidated statements of operations. At April 1, 2006, the notional value of the interest rate swap was $5.2 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $137,000 and $122,000 at April 1, 2006 and December 31, 2005, respectively, and was reported in other current assets.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
Service cost	$ 17	$ 396
Interest cost	525	607
Expected return on plan assets	(589)	(582)
Amortization of prior service cost	-	43
Net Periodic Benefit Cost	$(47)	$ 464

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. These enhancements are expected to cost approximately $0.6 million in 2006. For more information, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q. The Company expects to contribute $1,012,000 to its pension plan and $143,000 to its excess benefit plan in 2006.

NOTE I - Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The most recent annual impairment test for all segments was performed on November 28, 2005, and the Company concluded that Goodwill was not impaired. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	APRIL 1, 2006			DECEMBER 31, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 8,101	$ 7,267	$ 834	$ 8,101	$ 7,186	$ 915
Patents	2,876	2,472	404	2,847	2,353	494
	$ 10,977	$ 9,739	1,238	$ 10,948	$ 9,539	1,409
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles			$ 4,638			$ 4,809

NOTE J - Stock Repurchase Plan
On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At April 1, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No shares were repurchased under this plan in the first quarter of 2006.

NOTE K - New Accounting Pronouncements
Effective January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin No. 43, Chapter 4. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The adoption of Statement No. 151 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 establishes criteria to be applied in determining if arrangements for the purchase and sale of inventory with the same counterparty be viewed as a single exchange transaction or separate and independent transactions within the scope of APB Opinion No. 9, "Accounting for Nonmonetary Transactions," and if the nonmonetary exchanges of inventory should be recognized at fair value or historic carrying cost. This standard is effective for all new, modified or renewed arrangements beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company does not believe that EITF No. 04-13 will have a material effect on its consolidated financial position or results of operations.

NOTE L - Contingencies
The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At April 1, 2006, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses. The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, the Company offers a line of watches, reading glasses and a variety of personal and business accessories. The Company offers a lower priced line of writing instruments and after-market refills under the brand name Penatia. We also offer writing instruments under licensed brands such as Bill Blass. The Company established an optical segment with the April 2003 acquisition of Costa Del Mar Sunglasses, Inc, a designer, manufacturer and marketer of high-quality polarized sunglasses.

In the first quarter of 2006, the Company reported a net loss of $0.1 million, or one cent per share, compared to a net loss of $0.5 million, or three cents per share, in the first quarter of 2005. The improved result in 2006 was largely due to higher optical segment sales and improved gross margin. The 2006 first quarter loss included a $0.6 million pre-tax writing instrument segment restructuring charge compared to a $0.2 million pre-tax charge in the 2005 first quarter.

Results of Operations First Quarter 2006 Compared to First Quarter 2005

Consolidated net sales were $29.6 million in both the first quarter of 2006 and the first quarter of 2005. Writing instrument and accessory ("WI&A") net sales of $23.6 million declined 5.5% compared to the prior year first quarter. Sales from the optical segment of $6.0 million in the first quarter of 2006 increased 29.5% compared to the first quarter of 2005. The effect of foreign exchange was unfavorable to consolidated first quarter 2006 sales results by approximately $0.9 million, or 3.1 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 1, 2006	APRIL 2, 2005	CHANGE
Writing Instruments and Accessories:
Americas	$ 9,786	$ 10,567	(7.4)%
Europe, Middle East and Africa	7,696	8,171	(5.8)%
Asia	5,387	5,514	(2.3)%
Other	701	680	3.1%
Sub-total	23,570	24,932	(5.5)%
Optical	5,992	4,627	29.5%
Consolidated Net Sales	$ 29,562	$ 29,559	0.0%

Writing instruments and accessories revenue in the Americas region declined 7.4% to $9.8 million in the first quarter of 2006 compared to the first quarter of 2005. Lower sales in U.S. carriage trade, national account and business gift divisions were somewhat offset by higher sales in Latin America and Canada as well as the United States direct to consumer initiatives.

The Europe, Middle East and Africa ("EMEA") region sales of $7.7 million declined 5.8% compared to last year's first quarter. Retail sales decreased 9.1% while business gift sales were flat with the prior year. Excluding the unfavorable impact of foreign exchange, EMEA revenue in the first quarter of 2006 was flat with the first quarter of 2005.

Sales of $5.4 million in the Asian markets were 2.3% lower in the first quarter of 2006 compared to the first quarter of 2005. Retail sales decreased 4.2% while business gift sales were flat with the prior year. Excluding the unfavorable impact of foreign exchange, revenue in Asia increased approximately 4.7% during the first quarter of 2006 compared to the first quarter of 2005.

Other revenue, which includes both OEM revenue as well as revenue from Cross Retail Ventures, was $0.7 million, an increase of 3.1% from the prior year's first quarter. This represented approximately 3% of total writing instruments and accessory revenue in the first quarter of both years.

Optical segment sales of $6.0 million in the first quarter of 2006 increased 29.5% compared to the first quarter of 2005. The sales increase was due to the effect of a number of new product launches, aimed to appeal to women and college students, expanded distribution and the effect of a price increase.

Gross margin for the first quarter of 2006 was 53.0%, 2.5 percentage points higher than the first quarter of 2005. The increase was primarily attributable to lower costs resulting from the Company's writing instrument segment manufacturing and distribution initiatives. The Company expects that the domestic writing instrument inventory balance will be lower at the end of 2006 than 2005. In the first quarter of 2006, WI&A cost of goods sold was decreased by approximately $210,000, representing a portion of the estimated full year effect of the anticipated liquidation of LIFO layers. In the first quarter of 2005, WI&A cost of goods sold was increased by approximately $280,000 due to the estimated effect of the anticipated change to the LIFO reserve. In addition, inventory obsolescence provisions were approximately $640,000 lower in the first quarter of 2006 compared to the first quarter of 2005, as the Company is taking a more aggressive approach regarding excess inventories and modified its purchasing procedures in conjunction with its new product introduction strategy. The optical segment's margin improved 2.7 percentage points compared to the first quarter of 2005 due largely to the effect of favorable product mix and a price increase.

Selling, General and Administrative ("SG&A") expenses of $13.9 million in the first quarter of 2006 were 2.2% lower than the first quarter of 2005. WI&A SG&A was 5.6% lower in the first quarter of 2006 compared to the first quarter of 2005. Optical segment SG&A increased 21.6% in the first quarter of 2006 due largely to higher planned selling expenses related to the increased sales volume in the quarter.

The Company recorded $0.6 million of pre-tax restructuring charges in the first quarter of 2006 compared to $0.2 million in the first quarter of 2005. The charges incurred in the first quarter of 2006 were primarily related to the continuing transition of the Company's manufacturing operations to China.

Interest and other expense was an expense of $27,000 in the first quarter of 2006 compared to $56,000 in the first quarter of 2005:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005	CHANGE
Interest Income	$ 75	$ 72	$ 3
Interest expense	(119)	(92)	(27)
Unrealized loss on trading securities	0	(36)	36
Interest rate swap	15	0	15
Other	2	0	2
Consolidated Interest and Other Expense	$ (27)	$ (56))	$ 29

Interest expense was higher in the first quarter of 2006 due to the higher interest rates.

The effective tax rate was 40.8% in the first quarter of 2006 compared to 36% in the first quarter of 2005.

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

The Company's cash balance of $11.1 million at April 1, 2006 increased $52,000 from December 31, 2005, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2005 by approximately $8.8 million to $23.0 million. WI&A accounts receivable decreased $9.7 million and the optical segment accounts receivable increased $0.9 million. The decline in WI&A accounts receivable was primarily due to cash collected in January 2006 from customers who took advantage of the Company's 2005 extended holiday dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2005 purchases until 2006. This program was similar to holiday season extended dating programs that have been offered in prior years. The increase in optical segment accounts receivable was due primarily to the first quarter 2006 sales volume.

Inventory was $16.6 million at April 1, 2006, an increase of approximately $1.6 million since December 31, 2005. WI&A inventory increased $0.9 million while Costa Del Mar sunglass inventory levels increased $0.7 million from year end 2005. As part of the restructuring program, the Company has transferred ownership of certain raw material and work-in-process inventory to its Chinese contract manufacturer in conjunction with the transition of product lines that are currently produced solely in China. At April 1, 2006 and December 31, 2005, approximately $4.9 million and $4.6 million, respectively, were owed to the Company for that inventory, and the related receivable balance is included in receivable from Chinese contract manufacturer.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. No shares were repurchased under this plan in the first quarter of 2006. Through April 1, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41.

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company. In addition the Company's line of credit facility restricts the Company from declaring cash dividends on its common stock.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. In April 2006, the Company and the bank made certain technical and conforming changes to the credit agreement, which the Company does not consider material. The credit agreement reflecting these changes is attached as an exhibit to this report. The unused and available portion of this line of credit was $14.5 million at April 1, 2006.

In the first quarter of 2006 approximately $0.5 million was paid as a result of the corporate restructuring program initiated in July 2003. The amount paid since the inception of this program through April 1, 2006 was $6.2 million. The total cost of this restructuring program is expected to be approximately $7.5 million incurred over the life of the program, assuming full implementation. The total cash portion of this restructuring program is expected to be approximately $7.5 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies, as well as covering the increased costs associated with employee benefits and Sarbanes-Oxley compliance. The Company expects the restructuring program to be effectively complete by the end of 2006.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The plan covered substantially all of the Company's domestic employees. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. These changes are expected to result in approximately $1.2 million of cost savings in 2006. The Company expects to make a cash contribution of $1.0 million to its pension plan and $143,000 to its excess benefit plan in 2006, the majority of which will be paid in the third quarter.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring and stock repurchase plans and contributions to the retirement plans. Should operating cash flows in 2006 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending, delaying non-critical research and development and capital projects, and the discontinuance of the stock repurchase plan.

At April 1, 2006, cash available for domestic operations was approximately $6.2 million, while cash held offshore was approximately $4.9 million.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the introduction of new writing instrument products; the anticipated lower level of domestic writing instrument inventory balances; the anticipated savings from freezing the pension plan; the anticipated completion of the restructuring program and attendant cost savings; the availability of necessary raw materials and manufacturing technologies; the continued performance of Costa Del Mar;; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including increased energy costs absorbing any cost savings anticipated as well as such increased costs reducing consumer demand for the Company's, and its subsidiaries', products. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2005 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2005 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

A Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of April 1, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the first quarter 2006, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over accounting for taxes as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Management has developed a plan to remediate this material weakness. We have allocated additional resources to the tax function and as well as engaged the services of an outside consultant.

B Changes in Internal Control over Financial Reporting

Other than the events giving rise to the material weakness, and our steps to remediate the material weakness, no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2005 for a complete discussion of the Company's legal proceedings. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2005 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At April 1, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No purchases were made during the period covered by this report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 10 Credit Agreement with Bank of America, N.A.

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

A. T. CROSS COMPANY

Date: May 15, 2006	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 15, 2006	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer