Form 10-Q
period 2006-07-01
CROSS A T CO
filed 2006-08-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006 or
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

requirements for the past 90 days.					X	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
	Large accelerated filer			__		Accelerated filer			__	Non-accelerated filer	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 1, 2006:
		Class A common stock - Class B common stock -						13,373,636 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	JULY 1, 2006	DECEMBER 31, 2005
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 10,592	$ 11,074
Accounts receivable, net	22,432	31,844
Inventories
Finished goods	10,512	8,719
Work in process	6,445	2,756
Raw materials	6,005	3,560
	22,962	15,035
Deferred income taxes	6,346	6,340
Receivable from Chinese contract manufacturer	208	4,637
Other current assets	4,661	4,660
Total Current Assets	67,201	73,590

Property, Plant and Equipment	131,612	129,417
Less accumulated depreciation	110,970	107,725
Net Property, Plant and Equipment	20,642	21,692
Goodwill	7,288	7,288
Intangibles, Net	4,625	4,809
Deferred Income Taxes	5,058	4,991
Other Assets	640	523
Total Assets	$ 105,454	$ 112,893
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 13,775	$ 16,501
Accrued compensation and related taxes	4,787	4,592
Retirement plan obligations	2,056	1,736
Restructuring liabilities	240	273
Income taxes payable	47	196
Total Current Liabilities	20,905	23,298
Retirement Plan Obligations	10,137	10,505
Long-Term Debt	4,950	10,456
Accrued Warranty Costs	1,478	1,457
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,733,384 shares issued and
13,373,636 shares outstanding at July 1, 2006, and 16,455,099
shares issued and 13,095,351 shares outstanding at December 31, 2005	16,733	16,455
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at July 1, 2006 and December 31, 2005	1,805	1,805
Additional paid-in capital	18,478	17,561
Unearned stock-based compensation	(1,698)	(769)
Retained earnings	63,356	63,076
Accumulated other comprehensive loss	(4,542)	(4,803)
	94,132	93,325
Treasury stock, at cost	(26,148)	(26,148)
Total Shareholders' Equity	67,984	67,177
Total Liabilities and Shareholders' Equity	$ 105,454	$ 112,893

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005

Net sales	$ 32,509	$ 29,041	$ 62,071	$ 58,600
Cost of goods sold	14,777	14,641	28,658	29,272
Gross Profit	17,732	14,400	33,413	29,328

Selling, general and administrative expenses	14,901	13,791	28,755	27,957
Service and distribution costs	1,302	709	2,209	1,583
Research and development expenses	598	447	1,131	856
Restructuring charges	239	286	817	502
Operating Income (Loss)	692	(833)	501	(1,570)

Interest and other income (expense)	14	(19)	(13)	(75)

Income (Loss) Before Income Taxes	706	(852)	488	(1,645)

Income tax provision (benefit)	297	(389)	208	(674)

Net Income (Loss)	$ 409	$ (463)	$ 280	$ (971)

Basic and Diluted Net Income (Loss) Per Share:
Net Income (Loss) Per Share	$ 0.03	$(0.03)	$0.02	$(0.07)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	14,699	14,705	14,692	14,736
Effect of dilutive securities	84	- ( A )	77	- ( A )
Denominator for Diluted Net Income (Loss) Per Share	14,783	14,705	14,769	14,736

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005

Net Income (Loss)	$ 409	$ (463)	$ 280	$ (971)
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (loss) gain on interest rate swap, net of related tax		(28)		30
Minimum pension liability adjustment, net of related tax	(61)	42	(87)	70
Foreign currency translation adjustments	303	(321)	348	(688)
Comprehensive Income (Loss)	$ 651	$ (770)	$ 541	$ (1,559)

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JULY 1, 2006	JULY 2, 2005
CASH PROVIDED BY (USED IN):
Operating Activities:
Net Income (loss)	$ 280	$ (971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,515	3,767
Restructuring charges	817	502
Restructuring charges paid	(850)	(524)
Provision for bad debts	145	391
Deferred income taxes	0	96
Provision for accrued warranty costs	348	370
Warranty costs paid	(326)	(327)
Unrealized loss on trading securities	0	24
Stock-based compensation	235	180
Foreign currency transaction gain	(146)	(310)
Changes in operating assets and liabilities:
Accounts receivable	9,726	8,559
Inventories	(7,630)	(3,526)
Receivable from Chinese contract manufacturer	4,429	(1,748)
Other assets - net	(56)	(1,509)
Accounts payable and other liabilities - net	(3,527)	(4,474)
Net Cash Provided by Operating Activities	6,960	500

Investing Activities:
Additions to property, plant and equipment	(2,004)	(2,410)
Additions to trademarks and patents	(216)	0
Sales or maturities of short-term investments	0	1,000
Net Cash Used in Investing Activities	(2,220)	(1,410)

Financing Activities:
Repayment of long-term debt	(5,506)	(675)
Line of credit proceeds, repayments, net	0	400
Purchase of treasury stock	0	(872)
Proceeds from sale of Class A common stock	31	185
Net Cash Used in Financing Activities	(5,475)	(962)

Effect of exchange rate changes on cash and cash equivalents	253	(382)

Decrease in Cash and Cash Equivalents	(482)	(2,254)

Cash and cash equivalents at beginning of period	11,074	10,434

Cash and Cash Equivalents at End of Period	$ 10,592	$ 8,180

Income taxes (refunded) paid, net	20	464
Interest paid	290	205

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment" and its related implementation guidance. Operating results for the six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 30, 2006. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of July 1, 2006, approximately 134 manufacturing positions in Lincoln, Rhode Island were eliminated by this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $7.5 million over the life of the program, assuming full implementation. Of this $7.5 million, approximately $5.4 million will be for severance and related expenses and approximately $2.1 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. Total charges to date related to the plan were $6.8 million at July 1, 2006. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 31, 2005	$ 249	$ 24	$ 273
Restructuring charges incurred	521	57	578
Cash payments	(449)	(81)	(530)
Balances at April 1, 2006	321	0	321
Restructuring charges incurred	45	194	239
Cash payments	(126)	(194)	(320)
Balances at July 1, 2006	$ 240	$ 0	$ 240

NOTE C - Segment Information
The Company has two reportable segments: writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and six month periods ended July 1, 2006 and July 2, 2005:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
Revenues from External Customers:
WI&A	$ 23,646	$ 23,077	$ 47,216	$ 48,009
Optical	8,863	5,964	14,855	10,591
Total	$ 32,509	$ 29,041	$ 62,071	$ 58,600
Depreciation and Amortization:
WI&A	$ 1,702	$ 1,846	$ 3,382	$ 3,656
Optical	72	58	133	111
Total	$ 1,774	$ 1,904	$ 3,515	$ 3,767
Segment (Loss) Profit:
WI&A	$ (1,311)	$ (2,103)	$ (2,450)	$ (3,374)
Optical	2,017	1,251	2,938	1,729
Total	$ 706	$ (852)	$ 488	$ (1,645)
Restructuring Charges:
WI&A	$ 239	$ 286	$ 817	$ 502
Optical	0	0	0	0
Total	$ 239	$ 286	$ 817	$ 502

	JULY 1, 2006		DECEMBER 31, 2005
Segment Assets:
WI&A	$ 85,584		$ 96,556
Optical	19,870		16,337
Total	$ 105,454		$ 112,893
Goodwill:
WI&A	$ 3,944		$ 3,944
Optical	3,344		3,344
Total	$ 7,288		$ 7,288

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs was $463,000 at July 1, 2006 and December 31, 2005, and was recorded in accrued expenses and other liabilities. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
Balance at beginning of period	$ 1,919	$ 2,198	$ 1,919	$ 2,138
Warranty costs paid	(175)	(142)	(326)	(327)
Warranty costs accrued	197	125	348	370
Balance at end of period	$ 1,941	$ 2,181	$ 1,941	$ 2,181

NOTE E - Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" and its related implementation guidance, to account for all share-based payment transactions in which the Company acquires goods or services by issuing shares, options or other equity instruments, or incurs a liability for which the amount, at least in part, is determined based on the value of or is settled in the Company's shares or other equity instruments. Accordingly, the Company recognizes stock-based employment compensation arrangements based on the estimated fair value of stock-based awards exchanged for employee services received and recognizes compensation cost based on the fair value of the award on the date of grant, recognized ratably over the requisite service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) using the modified prospective transition approach and, consequently, the Company's consolidated financial statements for prior periods have not been restated. Under this transition method, in 2006 the Company's reported stock compensation expense will include: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As a result of the adoption of SFAS No. 123(R), the Company's results for the six months ended July 1, 2006 include incremental share-based compensation expense of $29,000, which has been included in the Consolidated Statement of Operations within selling, general and administrative expenses.

Prior to January 1, 2006, the Company applied the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, no employee stock-based compensation cost was reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation was recorded on the date of grant if the exercise or purchase price of the stock award was less than the market value of the underlying common stock on the date of grant. Deferred compensation was expensed on a straight-line basis over the vesting period of the stock award, generally three years. The following table reflects pro forma net loss and net loss per share had the Company elected to record expense for employee stock options under SFAS No. 123 for the three and six month periods ended July 2, 2005:

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED	SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 2, 2005	JULY 2, 2005
Net loss, as reported	$ (463)	$ (971)
Less stock-based compensation expense recognized, net of tax	42	85
Stock-based compensation expense as determined under SFAS
No. 123, net of tax	(93)	(184)
Pro Forma Net Loss	$ (514)	$ (1,070)

Net Loss per Share:
Basic and diluted - as reported	$(0.03)	$(0.07)
Basic and diluted - pro forma	$(0.03)	$(0.07)

Omnibus Incentive Plan

The Company's Omnibus Incentive Plan (the "OI Plan") permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. At July 1, 2006, there were 2,119,450 shares reserved and 413,070 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

Stock Option activity during the six month period ended July 1, 2006 was as follows:

Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED
Outstanding at December 31, 2005	1,818,343	$ 6.27	2,396,430
Restricted Stock Grants	-	-	(265,000)
Director Retainers	-	-	(6,880)
Exercised	(4,100)	5.09	(4,100)
Canceled	(107,863)	7.63	(1,000)
Outstanding at July 1, 2006	1,706,380	$ 6.18	2,119,450

The following chart contains summary information about the Stock Options outstanding at July 1, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	29,275	5.28	$ 4.40	19,275	$ 4.34
$ 4.56 - $ 4.56	500,000	3.38	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.06	24,600	3.61	$ 4.93	24,600	$ 4.93
$ 5.09 - $ 5.09	179,350	4.07	$ 5.09	179,350	$ 5.09
$ 5.23 - $ 6.06	246,696	5.07	$ 5.67	206,696	$ 5.76
$ 6.16 - $ 6.94	71,772	5.76	$ 6.28	63,442	$ 6.29
$ 7.11 - $ 7.11	270,500	6.06	$ 7.11	270,500	$ 7.11
$ 7.63 - $ 7.63	211,300	5.07	$ 7.63	211,300	$ 7.63
$ 9.69 - $ 10.00	166,531	1.35	$ 9.88	166,531	$ 9.88
$ 11.50 - $ 11.50	6,356	0.25	$ 11.50	6,356	$ 11.50
$ 4.34 - $ 11.50	1,706,380	4.26	$ 6.18	1,648,050	$ 6.22

The fair value of the Company's Stock Options was estimated on the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

SIX MONTHS ENDED	WEIGHTED AVERAGE RISK-FREE RATE	AVERAGE EXPECTED TERM	VOLATILITY	DIVIDEND YIELD
July 1, 2006	4.34%	5.0 years	29.44%	0.0%
July 2, 2005	1.75%	5.0 years	32.00%	0.0%

No Stock Options were granted during the three month periods ended July 1, 2006 and July 2, 2005. At July 1, 2006 the intrinsic value of the Stock Options outstanding and exercisable was approximately $200,000 and 190,000, respectively, based upon a stock price of $4.92.

The Company estimates the fair value of stock awards using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), and Securities and Exchange Commission Staff Accounting Bulletin No. 107 for awards granted on or after January 1, 2006, and for awards granted prior to January 1, 2006, prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Black-Scholes model requires the Company to make assumptions and judgments about the variables to be assumed in the calculation (including the option's expected life and the price volatility of the underlying stock) and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company's historical exercise patterns. Price volatility is based on historical volatilities of the Company's common stock and its expected forfeitures are estimated using the Company's historical experience. If actual results or future changes in estimates differ significantly from the Company's current estimates, stock-based compensation expense and its results of operations could be materially impacted.

Compensation expense recognized for the Stock Options under the OI Plan amounted to $15,000 and $29,000 for the three and six month periods ended July 1, 2006. As of July 1, 2006, $73,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over a weighted-average 19 months.

Restricted Stock

At July 1, 2006, there were 475,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $86,000 and $72,000 for the three month periods ended July 1, 2006 and July 2, 2005, respectively, and $171,000 and $144,000 for the six month periods ended July 1, 2006 and July 2, 2005, respectively. The weighted average fair value per share of Restricted Stock granted during six months ended July 1, 2006 was $4.15. As of July 1, 2006, $1,698,000 of total unrecognized compensation cost related to Restricted Stock may be recognized, depending on the Company's future performance, over a weighted-average 30 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares are available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 92,740 and 97,067 at July 1, 2006 and July 2, 2005, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $1,014 and $858 for the six months ended July 1, 2006 and July 2, 2005, respectively.

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

At July 1, 2006, the outstanding balance of the Company's line of credit was $5.0 million, bearing an interest rate of approximately 7.62%, and the unused and available portion was $15.0 million. At December 31, 2005, the outstanding balance of the Company's line of credit was $10.5 million, bearing an interest rate of approximately 7.25%.

NOTE G - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit to approximately 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other expense in the consolidated statements of operations. At July 1, 2006, the notional value of the interest rate swap was $4.8 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $139,000 and $122,000 at July 1, 2006 and December 31, 2005, respectively, and was reported in other current assets.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
Service cost	$ 207	$ 397	$ 224	$ 793
Interest cost	606	607	1,131	1,214
Expected return on plan assets	(533)	(583)	(1,122)	(1,165)
Amortization of unrecognized loss	51	0	51	0
Amortization of prior service cost	5	43	5	86
Net Periodic Benefit Cost	336	464	289	928
Curtailment gain	(283)	-	(283)	-
TotalExpense	$ 53	$ 464	$ 6	$ 928

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. These enhancements are expected to cost approximately $0.6 million in 2006. For more information, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q. The Company expects to contribute $1,007,000 to its pension plan and $145,000 to its excess benefit plan in 2006.

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

(THOUSANDS OF DOLLARS)
	JULY 1, 2006			DECEMBER 31, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 8,216	$ 7,348	$ 868	$ 8,101	$ 7,186	$ 915
Patents	2,948	2,591	357	2,847	2,353	494
	$ 11,164	$ 9,939	1,225	$ 10,948	$ 9,539	1,409
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles			$ 4,625			$ 4,809

NOTE J - Stock Repurchase Plan
On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At July 1, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No shares were repurchased under this plan in the second quarter of 2006.

NOTE K - New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact this interpretation will have on its consolidated financial position, results of operations and cash flows. This interpretation will be effective beginning January 1, 2007.

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

In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 establishes criteria to be applied in determining if arrangements for the purchase and sale of inventory with the same counterparty be viewed as a single exchange transaction or separate and independent transactions within the scope of APB Opinion No. 9, "Accounting for Nonmonetary Transactions," and if the nonmonetary exchanges of inventory should be recognized at fair value or historic carrying cost. This standard is effective for all new, modified or renewed arrangements beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF No. 04-13 in the second quarter of 2006 did not have a material effect on the Company's consolidated financial position or results of operations.

NOTE L - Contingencies
The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At July 1, 2006, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

In the second quarter of 2006, the Company reported net income of $0.4 million, or three cents per share, compared to a net loss of $0.5 million, or three cents per share, in the second quarter of 2005. The improved result in 2006 was largely due to higher optical segment sales and improved WI&A gross margin. The 2006 second quarter included a $0.2 million pre-tax writing instrument segment restructuring charge compared to a $0.3 million pre-tax charge in the 2005 second quarter.

Results of Operations Second Quarter 2006 Compared to Second Quarter 2005

Consolidated net sales were $32.5 million in the second quarter of 2006 compared to $29.0 million in the second quarter of 2005. WI&A net sales of $23.6 million increased 2.5% compared to the prior year second quarter. Sales from the optical segment of $8.9 million in the second quarter of 2006 increased 48.6% compared to the second quarter of 2005. The effect of foreign exchange was unfavorable to consolidated second quarter 2006 sales results by approximately $0.2 million, or 0.6 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JULY 1, 2006	JULY 2, 2005	CHANGE
Writing Instruments and Accessories:
Americas	$ 11,246	$ 11,151	0.9%
Europe, Middle East and Africa	7,455	7,001	6.5%
Asia	4,275	4,129	3.5%
Other	670	796	(15.8)%
Sub-total	23,646	23,077	2.5%
Optical	8,863	5,964	48.6%
Consolidated Net Sales	$ 32,509	$ 29,041	11.9%

Writing instruments and accessories revenue in the Americas region increased 0.9% to $11.2 million in the second quarter of 2006 compared to the second quarter of 2005. Sales by the U.S. National Accounts division was up 14.4% from the prior year second quarter. This was primarily the result of off-shelf display programs at the office superstores. In addition, the direct-to-consumer business, which includes cross.com and revenue from the spring catalog, grew by 48.5%. Offsetting these increases were declines in the U.S. business gift and carriage trade divisions of 16.5% and 8.3%, respectively.

The Europe, Middle East and Africa ("EMEA") region sales of $7.5 million increased 6.5% compared to last year's second quarter. Excluding the impact of foreign exchange, EMEA revenue in the second quarter of 2006 grew by 7.2% compared to the second quarter of 2005. The UK, Spain and Middle East delivered improved results in the second quarter as our new products were well received in these markets.

Sales of $4.3 million in the Asian markets were 3.5% higher in the second quarter of 2006 compared to the second quarter of 2005. Business gift sales improved 9.4% while retail sales were flat with the prior year. Excluding the unfavorable impact of foreign exchange, revenue in Asia increased approximately 6.0% during the second quarter of 2006 compared to the second quarter of 2005.

Other revenue, which includes both OEM revenue as well as revenue from Cross Retail Ventures, was $0.7 million, a decrease of 15.8% from the prior year's second quarter. This represented approximately 3% of total writing instruments and accessory revenue in the second quarter of both years.

Optical segment sales of $8.9 million in the second quarter of 2006 increased 48.6% compared to the second quarter of 2005. The sales increase was due to the effect of a number of new product launches aimed to appeal to women and college students and expanded distribution.

Gross margin for the second quarter of 2006 was 54.5%, 4.9 percentage points higher than the second quarter of 2005. The increase was primarily attributable to lower costs resulting from the Company's writing instrument segment manufacturing and distribution initiatives. In the second quarter of 2006, WI&A cost of goods sold decreased by approximately $672,000, representing a portion of the estimated full year effect of the anticipated liquidation of LIFO layers as the Company expects that the domestic writing instrument inventory balance will be lower at the end of 2006 than 2005. In the second quarter of 2005, WI&A cost of goods sold decreased by approximately $109,000 due to the estimated effect of the anticipated change to the LIFO reserve. In addition, inventory obsolescence provisions were approximately $57,000 lower in the second quarter of 2006 compared to the second quarter of 2005, as the Company is taking a more aggressive approach in reducing excess inventories and modifying its purchasing procedures in conjunction with its new product introduction strategy. The optical segment's margin improved 1.0 percentage points compared to the second quarter of 2005 due largely to the effect of favorable product mix.

Selling, General and Administrative ("SG&A") expenses of $14.9 million in the second quarter of 2006 were 8.0% higher than the second quarter of 2005. WI&A SG&A was 2.7% higher in the second quarter of 2006 compared to the second quarter of 2005. Optical segment SG&A increased 40.2% in the second quarter of 2006 due largely to higher selling expenses related to the increased sales volume in the quarter.

Service & Distribution costs of $1.3 million in the second quarter of 2006 increased by 83.6% compared to the second quarter of 2005. The increase was due primarily to the improved sales volume during the quarter and packaging fallout costs associated with product returns processed in the second quarter of 2006.

The Company recorded $0.2 million of pre-tax restructuring charges in the second quarter of 2006 compared to $0.3 million in the second quarter of 2005. The charges incurred in the second quarter of 2006 were primarily related to the continuing transition of the Company's manufacturing operations to China.

Interest and other expense was income of $14,000 in the second quarter of 2006 compared to expense of $19,000 in the second quarter of 2005:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	CHANGE
Interest Income	$ 57	$ 76	$ (19)
Interest expense	(97)	(111)	14
Litigation Receipt	50	0	50
Unrealized loss on trading securities	0	12	(12)
Interest rate swap	2	0	2
Other	2	4	(2)
Consolidated Interest and Other Expense	$ 14	$ (19)	$ 33

Interest income was lower in the second quarter of 2006 due to the lower level of funds invested. Interest expense was lower in the second quarter of 2006 due to the lower levels of borrowing. In addition, $50,000 was received in the second quarter 2006 as the result of a vendor dispute settlement.

The effective tax rate was 42.1% in the second quarter of 2006 compared to 45.7% in the second quarter of 2005.

Results of Operations Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Consolidated net sales were $62.1 million in the first six months of 2006, an increase of 5.9%, compared to the first six months of 2005. WI&A net sales of $47.2 million declined 1.7% compared to the prior year. Sales from the optical segment of $14.9 million in the first six months of 2006 increased 40.3% compared to the first six months of 2005. The effect of foreign exchange was unfavorable to consolidated year-to-date 2006 sales results by approximately $1.1 million, or 1.8 percentage points.

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JULY 1, 2006	JULY 2, 2005	CHANGE
Writing Instruments and Accessories:
Americas	$ 20,881	$ 21,718	(3.9)%
Europe, Middle East and Africa	15,151	15,172	(0.1)%
Asia	9,662	9,643	0.2%
Other	1,522	1,476	3.1%
Sub-total	47,216	48,009	(1.7)%
Optical	14,855	10,591	40.3%
Consolidated Net Sales	$ 62,071	$ 58,600	5.9%

WI&A revenue in the Americas region declined 3.9% to $20.9 million in the first six months of 2006 compared to the first six months of 2005. National Accounts sales in the U.S. improved by 1.8% for the six month period primarily due to the improved revenue for the off-shelf programs launched in the second quarter of 2006. International Americas sales for the first six months of 2006 were higher than 2005 by 11.4%. Sales to Latin America were 6.8% higher and sales to Canada were up 32.9% as we changed distributors in Canada and took the largest Canadian account direct. Offsetting these increases were declines in the U.S. Carriage Trade and Business Gift divisions, down 10.7% and 12.5%, respectively.

EMEA sales of $15.2 million for the first six months of 2006 were just about even with the first six months of 2005. Excluding the unfavorable effects of foreign exchange, sales improved by 3.6%

Asian markets sales of $9.7 million improved 0.2% for the first six months of 2006. Excluding foreign exchange, sales improved 5.3% for the 2006 six month period compared to the first six months of 2005. New products and an improved retail and business gift sales environment resulted in this performance.

Other revenue, which includes both OEM revenue as well as revenue from Cross Retail Ventures, was $1.5 million and represented approximately 3.2% of total WI&A revenue in the first six months of 2006 compared to 3.1% in the first six months of 2005.

Optical segment sales of $14.9 million in the first six months of 2006 increased 40.3% compared to the first six months of 2005. The revenue increase was the result of new product launches and expanded distribution.

Gross margin for the first six months of 2006 was 53.8%, 3.8 percentage points higher than the first six months of 2005. The increase was primarily attributable to lower costs resulting from the Company's WI&A segment manufacturing and distribution initiatives. In the first six months of 2006, WI&A cost of goods sold decreased by approximately $881,000, representing a portion of the estimated full year effect of the anticipated liquidation of LIFO layers as the Company expects that the domestic writing instrument inventory balance will be lower at the end of 2006 than 2005. In the first six months of 2005, WI&A cost of goods sold increased by approximately $174,000 due to the estimated effect of the anticipated change to the LIFO reserve. In addition, inventory obsolescence provisions were approximately $700,000 lower in the first six months of 2006 compared to the same period of 2005, as the Company is taking a more aggressive approach in reducing excess inventories and modifying its purchasing procedures in conjunction with its new product introduction strategy. The optical segment's margin improved 1.9 percentage points compared to the first six months of 2005 due largely to the effect of product mix.

SG&A expenses of $28.8 million in the first six months of 2006 were 2.9% higher than the first six months of 2005. WI&A SG&A was 1.6% lower in the first six months of 2006 compared to the first six months of 2005. Optical segment SG&A increased 31.3% in the first six months of 2006 due primarily to higher selling expenses related to the higher six months sales volume.

Service & Distribution costs of $2.2 million in the first six months of 2006 increased 39.5% compared to the first six months of 2005. The increase was due primarily to the improved sales volume and packaging fallout costs associated with product returns processed in the second quarter of 2006.

The Company recorded $0.8 million of pre-tax restructuring charges in the first six months of 2006 compared to $0.5 million in the first six months of 2005.

Interest and other expense was expense of $13,000 and $75,000 in the first six months of 2006 and 2005, respectively.

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	CHANGE
Interest Income	$ 131	$ 148	$ (17)
Interest expense	(216)	(203)	(13)
Litigation Receipt	50	0	50
Unrealized loss on trading securities	0	(24)	24
Interest rate swap	17	0	17
Other	5	4	1
Consolidated Interest and Other Expense	$ (13)	$ (75)	$ 62

The effective tax rate was 42.7% in the first six months of 2006 compared to 41.0% in the first six months of 2005.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash, cash equivalents and short-term investments ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2006 will be met by these historical sources of liquidity and capital.

The Company's cash balance of $10.6 million at July 1, 2006 decreased $482,000 from December 31, 2005, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2005 by approximately $9.4 million to $22.4 million. WI&A accounts receivable decreased $11.2 million and the optical segment accounts receivable increased $1.8 million. The decline in WI&A accounts receivable was primarily due to cash collected in January 2006 from customers who took advantage of the Company's 2005 extended holiday dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2005 purchases until 2006. This program was similar to holiday season extended dating programs that have been offered in prior years. The increase in optical segment accounts receivable was due primarily to the higher second quarter 2006 sales volume.

Inventory was $23.0 million at July 1, 2006, an increase of $7.9 million since December 31, 2005. WI&A inventory increased $7.4 million and Costa Del Mar sunglass inventory levels increased by $0.5 million from year end 2005. WI&A segment's LIFO reserve decreased by $0.9 million and WI&A FIFO inventory increased by $6.5 million. Part of the WI&A inventory increase was caused by the purchase of approximately $1.7 million of inventory from our Chinese contract manufacturer late in the second quarter. During the second quarter 2006, the Company amended its arrangement with its Chinese contract manufacturer in order to establish enhanced control over our manufacturing equipment as well as additional financial control. Our arrangement changed from a supplier type arrangement to a management agreement, whereby our Chinese partner will continue to provide their expertise on manufacturing in China. As a result of the change we now own all inventory in China. The remaining increase in WI&A inventory was the result of the normal build up for the peak selling season.

The receivable balance from our Chinese contract manufacturer decreased from $4.6 million at December 31, 2005 to $208,000 at the end of the second quarter 2006. The decrease was due to payments received and the Company's repurchase of approximately $1.7 million of inventory.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. No shares have been repurchased under this plan in 2006. Through July 1, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41.

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company. In addition the Company's line of credit facility restricts the Company from declaring cash dividends on its common stock.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $15.0 million at July 1, 2006.

In the second quarter of 2006 approximately $0.3 million was paid as a result of the corporate restructuring program initiated in July 2003. The amount paid since the inception of this program through July 1, 2006 was $6.6 million. The total cost of this restructuring program is expected to be approximately $7.5 million incurred over the life of the program, assuming full implementation. The total cash portion of this restructuring program is expected to be approximately $7.5 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies, as well as covering the increased costs associated with employee benefits and Sarbanes-Oxley compliance. The Company expects the restructuring program to be effectively complete by the end of 2006.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The plan covered substantially all of the Company's domestic employees. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. These changes are expected to result in approximately $1.2 million of cost savings in 2006. The Company expects to make cash contributions in 2006 of approximately $1.0 million to its pension plan, $1.0 million to its defined contribution retirement plan and $145,000 to its excess benefit plan.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring and stock repurchase plans and contributions to the retirement plans. Should operating cash flows in 2006 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development and capital projects.

At July 1, 2006, cash available for domestic operations was approximately $3.5 million, while cash held offshore was approximately $7.1 million.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to; the anticipated lower level of domestic writing instrument inventory balances; the anticipated savings from freezing the pension plan; the anticipated completion of the restructuring program, the availability of necessary raw materials and manufacturing technologies; the continued performance of Costa Del Mar; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including increased energy costs absorbing any cost savings anticipated as well as such increased costs reducing consumer demand for the Company's, and its subsidiaries', products. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2005 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

A Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of July 1, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the second quarter 2006, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over accounting for taxes as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Management has developed a plan to remediate this material weakness. We have allocated additional resources to the tax function and as well as engaged the services of an outside consultant.

B Changes in Internal Control over Financial Reporting

Other than the events giving rise to the material weakness, and our steps to remediate the material weakness, no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At July 1, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No purchases were made during the period covered by this report.

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company. In addition the Company's line of credit facility restricts the Company from declaring cash dividends on its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 27, 2006 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors was approved by the vote of 10,163,651 Class A common shares in favor, 1,520,130 against, 88,790 abstaining, and by the vote of 1,804,800 Class B common shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	10,708,954	1,063,617
	Andrew J. Parsons	10,637,095	1,135,476
	James C. Tappan	10,468,302	1,304,269

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

A. T. CROSS COMPANY

Date: August 15, 2006	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 15, 2006	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer