Form 10-Q
period 2006-09-30
CROSS A T CO
filed 2006-11-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or
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

requirements for the past 90 days.					X	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
	Large accelerated filer			__		Accelerated filer			__	Non-accelerated filer	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2006:
		Class A common stock - Class B common stock -						13,378,517 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 8,025	$ 11,074
Accounts receivable, net	23,396	31,844
Inventories
Finished goods	16,733	8,719
Work in process	6,671	2,756
Raw materials	5,466	3,560
	28,870	15,035
Deferred income taxes	6,361	6,340
Receivable from Chinese contract manufacturer	0	4,637
Other current assets	4,469	4,660
Total Current Assets	71,121	73,590

Property, Plant and Equipment	133,330	129,417
Less accumulated depreciation	112,559	107,725
Net Property, Plant and Equipment	20,771	21,692
Goodwill	7,288	7,288
Intangibles, Net	4,514	4,809
Deferred Income Taxes	5,355	4,991
Other Assets	644	523
Total Assets	$ 109,693	$ 112,893
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 17,783	$ 16,501
Accrued compensation and related taxes	4,211	4,592
Retirement plan obligations	1,934	1,736
Restructuring liabilities	351	273
Income taxes payable	0	196
Total Current Liabilities	24,279	23,298
Retirement Plan Obligations	9,851	10,505
Long-Term Debt	5,600	10,456
Accrued Warranty Costs	1,489	1,457
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000,000 shares, 16,738,265 shares issued and
13,378,517 shares outstanding at September 30, 2006, and 16,455,099
shares issued and 13,095,351 shares outstanding at December 31, 2005	16,738	16,455
Class B - authorized 4,000,000 shares, 1,804,800 shares issued and
outstanding at September 30, 2006 and December 31, 2005	1,805	1,805
Additional paid-in capital	18,514	17,561
Unearned stock-based compensation	(1,613)	(769)
Retained earnings	63,676	63,076
Accumulated other comprehensive loss	(4,498)	(4,803)
	94,622	93,325
Treasury stock, at cost	(26,148)	(26,148)
Total Shareholders' Equity	68,474	67,177
Total Liabilities and Shareholders' Equity	$ 109,693	$ 112,893

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2006	2005	2006	2005

Net sales	$ 31,919	$ 29,068	$ 93,990	$ 87,668
Cost of goods sold	14,866	15,773	43,524	45,045
Gross Profit	17,053	13,295	50,466	42,623

Selling, general and administrative expenses	14,941	13,657	43,696	41,614
Service and distribution costs	981	759	3,190	2,342
Research and development expenses	563	488	1,694	1,344
Restructuring charges	352	208	1,169	710
Operating Income (Loss)	216	(1,817)	717	(3,387)
Interest and other expense	(143)	(63)	(156)	(138)
Income (Loss) Before Income Taxes	73	(1,880)	561	(3,525)

Income tax benefit	(247)	(877)	(39)	(1,551)

Net Income (Loss)	$ 320	$ (1,003)	$ 600	$ (1,974)

Basic and Diluted Net Income (Loss) Per Share:
Net Income (Loss) Per Share	$ 0.02	$(0.07)	$0.04	$(0.13)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income
(Loss) Per Share	14,707	14,732	14,697	14,726
Effect of dilutive securities	164	- ( A )	141	- ( A )
Denominator for Diluted Net Income
(Loss) Per Share	14,871	14,732	14,838	14,726

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2006	2005	2006	2005

Net Income (Loss)	$ 320	$ (1,003)	$ 600	$ (1,974)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain on interest rate swap, net of
related tax		25		55
Minimum pension liability adjustment, net of
related tax	11	(3)	(76)	67
Foreign currency translation adjustments	33	24	381	(664)
Comprehensive Income (Loss)	$ 364	$ (957)	$ 905	$ (2,516)

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
(THOUSANDS OF DOLLARS)	SEPTEMBER 30, 2006	OCTOBER 1, 2005
CASH PROVIDED BY (USED IN):
Operating Activities:
Net Income (Loss)	$ 600	$ (1,974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,287	5,601
Restructuring charges	1,169	710
Restructuring charges paid	(1,091)	(718)
Provision for bad debts	202	455
Deferred income taxes	(315)	143
Provision for accrued warranty costs	579	501
Warranty costs paid	(546)	(458)
Unrealized loss on trading securities	0	45
Stock-based compensation	352	268
Foreign currency transaction (gain) loss	(72)	154
Changes in operating assets and liabilities:
Accounts receivable	8,701	6,711
Inventories	(13,854)	(5,207)
Receivable from Chinese contract manufacturer	4,637	(3,117)
Other assets - net	178	(2,777)
Accounts payable and other liabilities - net	(55)	(2,341)
Net Cash Provided by (Used in) Operating Activities	5,772	(2,004)

Investing Activities:
Additions to property, plant and equipment	(3,741)	(3,342)
Additions to trademarks and patents	(305)	0
Sales or maturities of short-term investments	0	1,001
Net Cash Used in Investing Activities	(4,046)	(2,341)

Financing Activities:
Repayment of long-term debt	(4,856)	(1,013)
Line of credit proceeds, repayments, net	0	2,000
Purchase of treasury stock	0	(872)
Proceeds from sale of Class A common stock	40	195
Net Cash (Used in) Provided by Financing Activities	(4,816)	310

Effect of exchange rate changes on cash and cash equivalents	41	(328)

Decrease in Cash and Cash Equivalents	(3,049)	(4,363)

Cash and cash equivalents at beginning of period	11,074	10,434

Cash and Cash Equivalents at End of Period	$ 8,025	$ 6,071

Income taxes paid, net	$ 293	$ 652
Interest paid	$ 261	$ 289

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment" and its related implementation guidance. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 30, 2006. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. In the three and nine month periods ending October 1, 2005, $58,000 and $213,000, respectively, were reclassified from cost of goods sold to service and distribution costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of September 30, 2006, approximately 134 manufacturing positions in Lincoln, Rhode Island were eliminated by this plan. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. The Company expects to incur pre-tax restructuring charges of approximately $7.5 million over the life of the program, assuming full implementation. Of this $7.5 million, approximately $5.4 million will be for severance and related expenses and approximately $2.1 million for professional fees and other, primarily legal and tax advisory fees and outplacement service charges. Total charges to date related to the plan were $7.1 million at September 30, 2006. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 31, 2005	$ 249	$ 24	$ 273
Restructuring charges incurred	522	56	578
Cash payments	(450)	(80)	(530)
Balances at April 1, 2006	321	0	321
Restructuring charges incurred	45	194	239
Cash payments	(126)	(194)	(320)
Balances at July 1, 2006	240	0	240
Restructuring charges incurred	236	116	352
Cash payments	(125)	(116)	(241)
Balances at September 30, 2006	$ 351	$ 0	$ 351

NOTE C - Segment Information
The Company has two reportable segments: writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss from operations before income taxes. Following is the segment information for the Company for the three and nine month periods ended September 30, 2006 and October 1, 2005:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2006	2005	2006	2005
Revenues from External Customers:
WI&A	$ 25,310	$ 24,552	$ 72,526	$ 72,561
Optical	6,609	4,516	21,464	15,107
Total	$ 31,919	$ 29,068	$ 93,990	$ 87,668
Depreciation and Amortization:
WI&A	$ 1,690	$ 1,781	$ 5,072	$ 5,437
Optical	82	53	215	164
Total	$ 1,772	$ 1,834	$ 5,287	$ 5,601
Segment (Loss) Profit:
WI&A	$ (478)	$ (2,217)	$ (2,928)	$ (5,591)
Optical	551	337	3,489	2,066
Total	$ 73	$ (1,880)	$ 561	$ (3,525)
Restructuring Charges:
WI&A	$ 352	$ 208	$ 1,169	$ 710
Optical	0	0	0	0
Total	$ 352	$ 208	$ 1,169	$ 710

	SEPTEMBER 30, 2006		DECEMBER 30, 2005
Segment Assets:
WI&A	$ 92,060		$ 96,556
Optical	17,633		16,337
Total	$ 109,693		$ 112,893
Goodwill:
WI&A	$ 3,944		$ 3,944
Optical	3,344		3,344
Total	$ 7,288		$ 7,288

NOTE D - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portion of accrued warranty costs was $463,000 at September 30, 2006 and December 31, 2005, and was recorded in accrued expenses and other liabilities. The following table reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2006	2005	2006	2005
Balance at beginning of period	$ 1,941	$ 2,181	$ 1,919	$ 2,138
Warranty costs accrued	231	131	579	501
Warranty costs paid	(220)	(131)	(546)	(458)
Balance at end of period	$ 1,952	$ 2,181	$ 1,952	$ 2,181

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

As a result of the adoption of SFAS No. 123(R), the Company's results for the nine months ended September 30, 2006 include incremental share-based compensation expense of $44,000, which has been included in the Consolidated Statement of Operations within selling, general and administrative expenses.

Prior to January 1, 2006, the Company applied the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, no employee stock-based compensation cost was reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation was recorded on the date of grant if the exercise or purchase price of the stock award was less than the market value of the underlying common stock on the date of grant. Deferred compensation was expensed on a straight-line basis over the vesting period of the stock award, generally three years. The following table reflects pro forma net loss and net loss per share had the Company elected to record expense for employee stock options under SFAS No. 123 for the three and nine month periods ended October 1, 2005:

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED	NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 1, 2005	OCTOBER 1, 2005
Net loss, as reported	$ (1,003)	$ (1,974)
Less stock-based compensation expense recognized, net of tax	35	120
Stock-based compensation expense as determined under SFAS
No. 123, net of tax	(45)	(229)
Pro Forma Net Loss	$ (1,013)	$ (2,083)

Net Loss per Share:
Basic and diluted - as reported	$(0.07)	$(0.13)
Basic and diluted - pro forma	$(0.07)	$(0.14)

Omnibus Incentive Plan

The Company's Omnibus Incentive Plan (the "OI Plan") permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. At September 30, 2006, there were 2,116,165 shares reserved and 416,885 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

OI Plan activity during the nine month period ended September 30, 2006 was as follows:

	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED
Outstanding at December 31, 2005	1,818,343	$ 6.27	2,396,430
Restricted Stock Grants	-	-	(265,000)
Director Retainers	-	-	(10,165)
Stock Options Exercised	(4,100)	5.09	(4,100)
Stock Options Canceled	(114,963)	7.60	(1,000)
Outstanding at September 30, 2006	1,699,280	$ 6.18	2,116,165

The following chart contains summary information about the Stock Options outstanding at September 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	29,275	5.03	$ 4.40	22,608	$ 4.37
$ 4.56 - $ 4.56	500,000	3.13	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.06	24,600	3.37	$ 4.93	24,600	$ 4.93
$ 5.09 - $ 5.09	179,350	3.82	$ 5.09	179,350	$ 5.09
$ 5.23 - $ 6.06	246,696	4.83	$ 5.67	206,696	$ 5.76
$ 6.16 - $ 6.94	71,772	5.50	$ 6.28	63,442	$ 6.29
$ 7.11 - $ 7.11	264,900	5.81	$ 7.11	264,900	$ 7.11
$ 7.63 - $ 7.63	209,800	4.82	$ 7.63	209,800	$ 7.63
$ 9.69 - $ 10.00	166,531	1.10	$ 9.88	166,531	$ 9.88
$ 11.50 - $ 11.50	6,356	0.01	$ 11.50	6,356	$ 11.50
$ 4.34 - $ 11.50	1,699,280	4.00	$ 6.18	1,644,283	$ 6.21

The fair value of the Company's Stock Options was estimated on the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

NINE MONTHS ENDED	WEIGHTED AVERAGE RISK-FREE RATE	AVERAGE EXPECTED TERM	VOLATILITY	DIVIDEND YIELD
September 30, 2006	4.34%	5.0 years	29.44%	0.0%
October 1, 2005	1.75%	5.0 years	32.00%	0.0%

No Stock Options were exercised or granted during the three months ended September 30, 2006. The weighted average fair values per share of Stock Options granted during three and nine month periods ended October 1, 2005 were $1.53 and $1.74, respectively. At September 30, 2006 the intrinsic value of the Stock Options outstanding and exercisable was approximately $1.5 million and $1.4 million, respectively, based upon a stock price of $6.45.

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

Compensation expense recognized for the Stock Options under the OI Plan amounted to $15,000 and $44,000 for the three and nine month periods ended September 30, 2006. As of September 30, 2006, $59,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over a weighted-average 16 months.

Restricted Stock

At September 30, 2006, there were 475,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $85,000 and $70,000 for the three month periods ended September 30, 2006 and October 1, 2005, respectively, and $256,000 and $214,000 for the nine month periods ended September 30, 2006 and October 1, 2005, respectively. The weighted average fair value per share of Restricted Stock granted during nine months ended September 30, 2006 was $4.15. As of September 30, 2006, $1,613,000 of total unrecognized compensation cost related to Restricted Stock may be recognized, depending on the Company's future performance, over a weighted-average 27 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares are available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 91,144 and 95,045 at September 30, 2006 and October 1, 2005, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $1,925 and $1,869 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

NOTE F - Line of Credit
In December 2005, the Company entered into a new secured revolving line of credit with a bank. An amendment was made to this agreement in October of 2006 extending the agreement and amending certain covenants. No changes were made to the Company's borrowing capacity. Under the borrowing limitations of the line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of the credit agreement, amounts borrowed under the facility may be borrowed, repaid without penalty and reborrowed by the Company. The amended credit facility matures and amounts outstanding must be paid on December 31, 2008.

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

At September 30, 2006, the outstanding balance of the Company's line of credit was $5.6 million, bearing an interest rate of approximately 7.80%, and the unused portion was $14.4 million. At December 31, 2005, the outstanding balance of the Company's line of credit was $10.5 million, bearing an interest rate of approximately 7.25%.

NOTE G - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit to approximately 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other expense in the consolidated statements of operations. At September 30, 2006, the notional value of the interest rate swap was $4.5 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash, cash equivalents and short-term investments approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $93,000 and $122,000 at September 30, 2006 and December 31, 2005, respectively, and was reported in other current assets.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2006	2005	2006	2005
Service cost	$ 112	$ 396	$ 336	$ 1,189
Interest cost	565	608	1,696	1,822
Expected return on plan assets	(560)	(583)	(1,682)	(1,748)
Amortization of unrecognized loss	26	0	77	0
Amortization of prior service cost	2	44	7	130
Net Periodic Benefit Cost	145	465	434	1,393
Curtailment gain	-	-	(283)	-
Total Expense	$ 145	$ 465	$ 151	$ 1,393

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. These enhancements are expected to cost approximately $0.6 million in 2006. The Company expects to contribute $779,000 to its pension plan and $145,000 to its excess benefit plan in 2006. In the first nine months of 2006 the Company's contributions to its pension plan and excess benefit plan were $696,000 and $110,000, respectively.

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

(THOUSANDS OF DOLLARS)
	SEPTEMBER 30, 2006			DECEMBER 31, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 8,284	$ 7,429	$ 855	$ 8,101	$ 7,186	$ 915
Patents	2,970	2,711	259	2,847	2,353	494
	$ 11,254	$ 10,140	1,114	$ 10,948	$ 9,539	1,409
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles			$ 4,514			$ 4,809

NOTE J - Stock Repurchase Plan
On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At September 30, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No shares were repurchased under this plan in the third quarter of 2006.

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

NOTE L - Contingencies
The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At September 30, 2006, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

In the third quarter of 2006, the Company reported net income of $0.3 million, or two cents per share, compared to a net loss of $1.0 million, or seven cents per share, in the third quarter of 2005. The improved result in 2006 was due to higher sales and improved WI&A gross margin. The 2006 third quarter included a $0.4 million pre-tax writing instrument segment restructuring charge compared to a $0.2 million pre-tax charge in the 2005 third quarter.

In the first nine months of 2006, the Company reported net income of $0.6 million, or four cents per share, compared to a net loss of $2.0 million, or thirteen cents per share, in the comparable 2005 period. The improved profitability in 2006 compared to 2005 was due to higher optical segment sales, improved writing instrument and accessories margins, somewhat offset by higher operating expenses in both segments.

Results of Operations Third Quarter 2006 Compared to Third Quarter 2005

Consolidated net sales were $31.9 million in the third quarter of 2006 compared to $29.1 million in the third quarter of 2005. WI&A net sales of $25.3 million increased 3.1% compared to the prior year third quarter. Sales from the optical segment of $6.6 million in the third quarter of 2006 increased 46.3% compared to the third quarter of 2005. The effect of foreign exchange was favorable to consolidated third quarter 2006 sales results by approximately $0.2 million, or 0.8 percentage points.

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	SEPTEMBER 30, 2006	OCTOBER 1, 2005	CHANGE
Writing Instruments and Accessories:
Americas	$ 12,660	$ 12,175	4.0%
Europe, Middle East and Africa	7,876	7,487	5.2%
Asia	3,986	3,963	0.6%
Other	788	927	(15.0)%
Sub-total	25,310	24,552	3.1%
Optical	6,609	4,516	46.3%
Consolidated Net Sales	$ 31,919	$ 29,068	9.8%

Writing instruments and accessories revenue in the Americas region increased 4.0% to $12.7 million in the third quarter of 2006 compared to the third quarter of 2005. Sales in Canada were $681,000 in the third quarter of 2006 compared to $74,000 in the prior year's third quarter as a result of a change in the way the Company distributes in this market. Earlier in 2006, the Company appointed a new Carriage Trade distributor and took the largest Canadian account direct. The U.S. Corporate Gift business was up 14% due to the fulfillment of a large order secured earlier in the year. The U.S. direct to consumer business, which includes cross.com, the two Cross stores, and a fall catalog, was up 47%. The Company plans to continue investing in direct to consumer initiatives as it appears that consumers are responding favorably when presented with the Company's entire product line in a brand enhancing format. The U.S. Carriage Trade business increased 3% over the third quarter of 2005. This was due to customer response to new products and an early inventory build for the fourth quarter holiday season. In addition, the Company has limited its practice of selling discontinued product in this channel and is selling more full priced product. Somewhat offsetting these positive results, U.S. National Accounts business was 11% lower as some of these accounts reduced inventory and purchases in the non peak months of July and August. In September shipments grew substantially as these accounts prepared for the holiday season. The Company's holiday programs with these accounts are secure and shipped in October.

The Europe, Middle East and Africa ("EMEA") region sales of $7.9 million increased 5.2% compared to last year's third quarter. Excluding the impact of foreign exchange, EMEA revenue in the third quarter of 2006 grew by 1.4% compared to the third quarter of 2005. The distributor markets, particularly the Middle East, and our subsidiary markets in Spain, Germany, the UK and Benelux delivered improved results in the third quarter as our new products were well received in these markets. In addition, Germany had a large Business Gift sale.

Sales of $4.0 million in the Asian markets were 0.6% higher in the third quarter of 2006 compared to the third quarter of 2005. Excluding the unfavorable impact of foreign exchange, revenue in Asia increased approximately 1.7%. Strong economies are helping the performance in certain subsidiary markets as is the introduction of new products. Singapore and Japan were up 45% and 8%, respectively. However, our Hong Kong subsidiary sales were down 15% as a result of lower sales to our China distributor. Other Asian sales were down 10% in the quarter, largely due to lower sales to one duty free customer. The Company is working to accelerate the placement of new products and further develop our shop-in-shop program in order to generate growth and capitalize on the strong economies in this region.

Other revenue, which includes OEM revenue, was $0.8 million, a decrease of 15.0% from the prior year's third quarter. This represented approximately 3% of total writing instruments and accessory revenue in the third quarter of 2006 down from 4% in the third quarter of 2005.

Optical segment sales of $6.6 million in the third quarter of 2006 increased 46.3% compared to the third quarter of 2005. The sales increase was primarily due to the effect of a number of new product launches. Certain of these new product launches, aimed to appeal to women and college students, contributed to sales growth in key accounts.

Gross margin for the third quarter of 2006 was 53.4%, 7.7 percentage points higher than the third quarter of 2005. This increase was due to higher gross margins in the writing instrument and accessories segment where margins increased by 8.5 percentage points to 52.7% in the quarter compared to 44.2% in the third quarter last year. This improvement was due largely to lower manufacturing and distribution costs from the writing instrument segment as a result of the Company's cost reduction initiatives. In addition, the improvement in the quarter's margin was favorably impacted by comparatively low writing instrument gross margins in the third quarter last year. The optical segment's margin improved 2.3 percentage points compared to the third quarter of 2005 due largely to the effect of favorable product mix.

Selling, General and Administrative ("SG&A") expenses of $14.9 million in the third quarter of 2006 were 9.4% higher than the third quarter of 2005. Optical segment SG&A increased 46.8% in the third quarter of 2006 due largely to higher selling expenses related to the increased sales volume in the quarter. WI&A SG&A was 3.5% higher in the third quarter of 2006 compared to the third quarter of 2005.

Service & Distribution costs of $1.0 million in the third quarter of 2006 increased by 29.2% compared to the third quarter of 2005. The increase was almost entirely due to the higher optical segment sales volume in the quarter.

The Company recorded $0.4 million of pre-tax restructuring charges in the third quarter of 2006 compared to $0.2 million in the third quarter of 2005. The charges incurred in the third quarter of 2006 were related to the continuing transition of the Company's manufacturing operations to China.

Interest and other expense was expense of $143,000 in the third quarter of 2006 compared to expense of $63,000 in the third quarter of 2005:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	SEPTEMBER 30, 2006	OCTOBER 1, 2005	CHANGE
Interest Income	$ 66	$ 64	$ 2
Interest expense	(148)	(115)	(33)
Interest rate swap	(46)	0	(46)
Other	(15)	(12)	(3)
Consolidated Interest and Other Expense	$ (143)	$ (63)	$ (80)

Interest expense was higher in the third quarter of 2006 due to the amortization of financing costs associated with our line of credit offset by lower interest due to lower levels of borrowing.

The effective tax rate was 55.4% in the third quarter of 2006 compared to 46.6% in the third quarter of 2005. The change is due primarily to a shift in the projected mix of domestic and foreign sourced pre-tax income. Offsetting this, the Company recorded an accrual to actual tax benefit upon filing the Company's 2005 Federal income tax return in the third quarter.

Results of Operations Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Consolidated net sales were $94.0 million in the first nine months of 2006, an increase of 7.2%, compared to the first nine months of 2005. WI&A net sales of $72.5 million were flat compared to the prior year. Sales from the optical segment of $21.5 million in the first nine months of 2006 increased 42.1% compared to the first nine months of 2005. The effect of foreign exchange was unfavorable to consolidated year-to-date 2006 sales results by approximately $0.8 million, or 0.9 percentage points.

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	SEPTEMBER 30, 2006	OCTOBER 1, 2005	CHANGE
Writing Instruments and Accessories:
Americas	$ 33,541	$ 33,893	(1.0)%
Europe, Middle East and Africa	23,027	22,659	1.6%
Asia	13,648	13,606	0.3%
Other	2,310	2,403	(3.9)%
Sub-total	72,526	72,561	0.0%
Optical	21,464	15,107	42.1%
Consolidated Net Sales	$ 93,990	$ 87,668	7.2%

WI&A sales in the Americas region were $33.5 million, down 1% compared to the 2005 nine month result of $33.9 million. International Americas sales for the period were 18.5% improved over the 2005 nine month results. Sales to our Canada market improved by 145% as a result of the changes the Company made in distributing product into this market. The U.S. Direct to Consumer business, consisting of the Company's website, 800 number and two Cross stores, reported a 39% increase in sales for the nine months. Continued positive response to the Company's website, cross.com, and from the two catalogs the Company mailed out in the first nine months of this year drove this result. Offsetting these increases in revenue were a 3.6% decline in National Accounts business and declines in the Carriage Trade and Business Gift divisions of 6.3% and 5.1%, respectively. The year-to-date decline in Carriage Trade sales compared to 2005 was due to the unfavorable results in the first six months of 2006 when the Company limited the sale of discontinued product in this channel.

EMEA sales of $23.0 million for the first nine months of 2006 were 1.6% higher than the prior year period. Excluding the unfavorable effects of foreign exchange, sales improved by 2.9%

Asian markets sales of $13.6 million were flat with the prior year nine month period. Excluding foreign exchange, sales would have been 4.2% higher than the comparable 2005 nine month result. New product introductions as well as improved retail and business gift sales environment resulted in this performance.

Other revenue, which includes both OEM revenue, was $2.3 million and represented approximately 3.1% of total WI&A revenue in the first nine months of 2006 compared to 3.3% in the first nine months of 2005.

Optical segment sales of $21.5 million in the first nine months of 2006 increased 42.1% compared to the first nine months of 2005. The revenue increase was the result of several new product launches, as new products account for almost one third of optical segment sales. The acceptance of certain of the new products, designed to appeal to women and younger consumers, indicates that the brand is reaching new consumer groups and contributing to the sales increase.

Gross margin for the first nine months of 2006 was 53.7%, 5.1 percentage points higher than the first nine months of 2005. The increase was primarily attributable to lower costs resulting from the Company's WI&A segment manufacturing and distribution initiatives. In the first nine months of 2006, WI&A cost of goods sold decreased by approximately $1.2 million, representing a portion of the estimated full year effect of the anticipated liquidation of LIFO layers as the Company expects that the domestic writing instrument inventory balance will be lower at the end of 2006 than 2005. In the first nine months of 2005, WI&A cost of goods sold decreased by approximately $200,000 due to the estimated effect of the anticipated change to the LIFO reserve. In addition, inventory obsolescence provisions were approximately $900,000 lower in the first nine months of 2006 compared to the same period of 2005, as the Company is taking a more aggressive approach in reducing excess inventories and modifying its purchasing procedures in conjunction with its new product introduction strategy. The optical segment's margin improved 2.0 percentage points compared to the first nine months of 2005 due largely to the effect of product mix.

SG&A expenses of $43.7 million in the first nine months of 2006 were 5.0% higher than the first nine months of 2005. WI&A SG&A expenses in the first nine months of 2006 were flat compared to the first nine months of 2005. Optical segment SG&A increased 36.4% in the first nine months of 2006 due primarily to higher selling expenses related to the higher nine months sales volume.

Service & Distribution costs of $3.2 million in the first nine months of 2006 increased 36.2% compared to the first nine months of 2005. This increase was due to the higher optical segment sales volume in the first nine months of 2006 compared to 2005 as well as product return related costs in the writing instrument segment.

The Company recorded $1.2 million of pre-tax restructuring charges in the first nine months of 2006 compared to $0.7 million in the first nine months of 2005.

Interest and other expense was expense of $156,000 and $138,000 in the first nine months of 2006 and 2005, respectively.

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	SEPTEMBER 30, 2006	OCTOBER 1, 2005	CHANGE
Interest Income	$ 197	$ 211	$ (14)
Interest expense	(366)	(318)	(48)
Litigation receipt	50	0	50
Other	(37)	(31)	(6)
Consolidated Interest and Other Expense	$ (156)	$ (138)	$ (18)

The effective tax rate was 39.3% in the first nine months of 2006 compared to 44.0% in the first nine months of 2005. This change is due primarily to a change in the projected mix of domestic and foreign sourced pre-tax income. Offsetting this, the Company recorded an accrual to actual tax benefit upon filing the Company's 2005 Federal income tax return in the third quarter.

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

The Company's cash balance of $8.0 million at September 30, 2006 decreased $3.0 million from December 31, 2005, a result of many factors, the most significant of which are described in this section.

Accounts receivable decreased since the end of fiscal 2005 by approximately $8.4 million to $23.4 million. WI&A accounts receivable decreased $8.3 million and the optical segment accounts receivable decreased $0.1 million. The decline in WI&A accounts receivable was primarily due to cash collected in January 2006 from customers who took advantage of the Company's 2005 extended holiday dating program. This program allowed certain domestic retail writing instrument and accessories customers to defer payment on certain 2005 purchases until 2006. This program was similar to holiday season extended dating programs that have been offered in prior years.

Inventory was $28.9 million at September 30, 2006, an increase of $13.8 million since December 31, 2005. WI&A inventory increased $12.8 million and Costa Del Mar sunglass inventory levels increased by $1.0 million from year end 2005. WI&A segment's LIFO reserve decreased by $1.2 million and WI&A FIFO inventory increased by $11.6 million. Part of the WI&A inventory increase was caused by the purchase of approximately $1.7 million of inventory from our Chinese contract manufacturer in 2006. During the second quarter 2006, the Company amended its arrangement with its Chinese contract manufacturer in order to establish enhanced control over our manufacturing equipment as well as additional financial control. Our arrangement changed from a supplier type arrangement to a management agreement, whereby our Chinese partner will continue to provide their expertise on manufacturing in China and Cross will manufacture product. As a result of the change we now own all inventory in China. The remaining increase in WI&A inventory was the result of building up safety stocks of inventory during the transition of manufacturing to China as well as the normal build up for the peak selling season.

The receivable balance from our Chinese contract manufacturer decreased from $4.6 million at December 31, 2005 to zero at the end of the third quarter 2006. The decrease was due to payments received and the Company's repurchase of approximately $1.7 million of inventory.

In fiscal 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. No shares have been repurchased under this plan in 2006. Through September 30, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41.

The Company has not paid dividends to its stockholders since 1998. The Company's line of credit facility restricts the Company from declaring cash dividends on its common stock.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $14.4 million at September 30, 2006. In 2006, the Company paid approximately $4.9 million on its secured line of credit agreement.

In the third quarter of 2006 approximately $0.2 million was paid as a result of the corporate restructuring program initiated in July 2003. The amount paid since the inception of this program through September 30, 2006 was $6.8 million. The total cost of this restructuring program is expected to be approximately $7.5 million incurred over the life of the program, assuming full implementation. The total cash portion of this restructuring program is expected to be approximately $7.5 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies, as well as covering the increased costs associated with employee benefits and Sarbanes-Oxley compliance. The Company expects the restructuring program to be substantially complete by the end of 2006.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The plan covered substantially all of the Company's domestic employees. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. The Company expects to make cash contributions in 2006 of approximately $0.8 million to its pension plan, $1.0 million to its defined contribution retirement plan and $145,000 to its excess benefit plan.

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

At September 30, 2006, cash available for domestic operations was approximately $1.4 million, while cash held offshore was approximately $6.6 million.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the Company's plans to continue to invest in direct to consumer initiatives and the expected favorable consumer response; the anticipated revenue from U.S. National Accounts holiday programs; the acceleration of the placement of new products and shop-in-shops in Asia; the anticipated savings from freezing the pension plan; the anticipated completion of the restructuring program, the continued performance of Costa Del Mar and its ability to reach new consumer groups; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including consumers' response to the Company's products and display and merchandising initiatives; the Company's ability to successfully execute the various identified programs and initiatives; and the continued demand for Costa Del Mar products. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2005 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

A Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the third quarter 2006, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over accounting for taxes as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Management has developed a plan to remediate this material weakness. We have allocated additional resources to the tax function and engaged the services of an outside consultant.

B Changes in Internal Control over Financial Reporting

Other than the events giving rise to the material weakness, and our steps to remediate the material weakness, no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At September 30, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No purchases were made during the period covered by this report.

The Company has not paid dividends to its stockholders since 1998. The Company's line of credit facility restricts the Company from declaring cash dividends on its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On October 30, 2006, Charles S. Mellen was promoted to the position of Senior Vice President, Global Marketing and Sales. As a result of Mr. Mellen's expanded responsibilities, his base salary was increased to $285,000 with a target bonus potential of 45% of base salary. Mr. Mellen was also awarded a Restricted Stock grant of 25,000 shares. The restrictions on such grant lapse ratably by thirds over a three year time period on each of the three successive anniversary dates of the grant.

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

A. T. CROSS COMPANY

Date: November 14, 2006	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 14, 2006	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer