Form 10-K
period 2006-12-30
CROSS A T CO
filed 2007-03-16
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated
filer.		Large accelerated filer				___	Accelerated filer	___	Non-accelerated filer	_X_
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
___	Yes	_X_	No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of July 1,
2006, the last business day of the registrant's most recently completed second fiscal quarter was $37.3 million.

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2007 was:
Class A common stock -								13,447,304	Shares
Class B common stock -								1,804,800	Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this report.

INDEX
	Part I	Page

Item 1	Business ----------------------------------------------------------------------------------------------------------------------	1 - 4

Item 1A	Risk Factors -----------------------------------------------------------------------------------------------------------------	4 - 6

Item 2	Properties --------------------------------------------------------------------------------------------------------------------	6

Item 3	Legal Proceedings --------------------------------------------------------------------------------------------------------	6

Item 4	Submission of Matters to a Vote of Security Holders -------------------------------------------------------	6

	Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities ------------------------------------------------------------------------------	7 - 8

Item 6	Selected Financial Data -------------------------------------------------------------------------------------------------	8

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations -----	8 - 16

Item 7A	Quantitative and Qualitative Disclosures About Market Risk ---------------------------------------------	16

Item 8	Financial Statements and Supplementary Data ----------------------------------------------------------------	17 - 36

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ---	37

Item 9A	Controls and Procedures -----------------------------------------------------------------------------------------------	37

Item 9B	Other Information ------------------------------------------------------------------------------------------------------------	37

	Part III

Item 10	Directors and Executive Officers of the Registrant -------------------------------------------------------------	38

Item 11	Executive Compensation -------------------------------------------------------------------------------------------------	38

Item 12	Security Ownership of Certain Beneficial Owners and Management -----------------------------------	38

Item 13	Certain Relationships and Related Transactions ---------------------------------------------------------------	38

Item 14	Principal Accountant Fees and Services --------------------------------------------------------------------------	38

	Part IV

Item 15	Exhibits and Financial Statement Schedules --------------------------------------------------------------------	39 - 40

	Signatures ---------------------------------------------------------------------------------------------------------------------	41

	Exhibits

Exhibit 21	A. T. Cross Company Subsidiaries, Branches and Divisions -----------------------------------------------	42

Exhibit 31.1	Form of 302 Certification ------------------------------------------------------------------------------------------------	43

Exhibit 31.2	Form of 302 Certification ------------------------------------------------------------------------------------------------	44

Exhibit 32	Form of 906 Certification ------------------------------------------------------------------------------------------------	45

PART I

Item 1.	BUSINESS

Business

The A.T. Cross Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. For certain financial information with respect to these segments, see Note K to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Writing Instruments and Accessories

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ball-point pens, fountain pens, selectip rolling ball pens. We also manufacture and market a variety of refills for most of our product types. In addition to Cross branded writing instruments, we design and market writing instruments sold under the Penatia® and Omni® by Cross brands and a line of writing instruments sold under the licensed name of Bill Blass®. The Company is an original equipment manufacturer ("OEM") of writing instruments. In addition to writing instruments, we also design and market a variety of personal and business accessories including watches, precision reading glasses, desk sets, leather goods and key rings. The Company periodically launches new products.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of the Company's writing instrument sales occur at suggested retail price points between approximately $10 and $50. We believe we are a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Autocross™, Calais, Tech3 and selected Century II and ATX® writing instruments. The Cross Townsend®, Verve™, Apogee™ and Century II lines as well as selected Classic Century writing instruments provide the Company a presence in the $55 to $300 price range. Certain Classic Century, Cross Townsend and Verve writing instruments are priced over $300. The Albion, Bradbury, Cardinal, Helios, Parasol and Torpedo lines of writing instruments are currently sold exclusively to the Company's office superstore customers. The Penatia brand, which is not a "Cross" branded line of writing instruments, provides the Company a presence in the under $10 price range.

Watches are priced between $70 and $190, precision reading glasses are priced at $25 and the majority of business accessories are priced between $20 and $110.

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

Sales of the Company's products outside the United States during 2006 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Optical

The Company, through its wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., designs, manufactures and markets premium, high-quality, polarized eyewear through its optical segment under the brand name Costa Del Mar®. Offered in more than 46 styles and 18 lens options at suggested retail price points between approximately $125 and $275, our eyewear is sold by employee representatives and manufacturer's agents to approximately 3,000 retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

Raw Materials

The Company obtains raw materials for use in writing instruments from both domestic and foreign suppliers. Items such as certain fountain pen front sections, refills, coated caps and barrels, and some lacquer coatings are obtained from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen front sections, cap components and certain coated shells are obtained from Japan. Some rings, screw machine parts, pen mechanisms, molded components, and cap and barrel components and assemblies are obtained from China.

The majority of component materials for the optical segment are imported from specialized manufacturers located in Europe and Asia.

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

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the trademark "COSTA DEL MAR." The principal trademark "CROSS" is of fundamental importance to our business in general and the trademark "COSTA DEL MAR" is of fundamental importance to the optical segment. The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, Cross Townsend, Ion and Verve as well as the Company's ball-point pen mechanism. While we pursue a practice of seeking patent protection for novel inventions or designs, our business is not dependent upon obtaining and maintaining patents.

Seasonal Business

Retail demand for our writing instrument and accessory products is highest prior to Christmas and other gift-giving occasions. The Company historically has generated approximately one third of its annual sales in its fiscal fourth quarter. However, seasonal fluctuations have not materially affected continuous production of writing instrument products.

Costa Del Mar historically has generated its strongest sales in the first half of the Company's fiscal year.

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

Customers

The Company is not dependent upon any single customer for more than 10% of its consolidated revenues. The Company is dependent, however, on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for a significant portion of its revenue. In 2006, sales to this group were approximately 10% of consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

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

See also the "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $2.4 million in 2006, $1.8 million in 2005 and $1.8 million in 2004. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in substantial compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 900 employees worldwide at December 30, 2006.

International Operations and Export Sales

Approximately 47% of the Company's sales in 2006 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of the Company's products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of United States dollar exchange, exchange control and other restrictive regulations. As a result of the Company's manufacturing initiative over the last three years, we now manufacture approximately 80% of our core writing instruments in our new facility in Asia. Undistributed earnings of our foreign subsidiaries generally are not subject to current United States Federal and state income taxes until such earnings are considered not permanently reinvested in the growth of business outside the United States. See Note J and Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Availability of Securities and Exchange Commission Filings

The Company's website address is www.cross.com. The Company makes available free of charge, through the Investor Relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Information on the Company's website is not incorporated into this Annual Report.

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 1, 2007 and their principal positions:

NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	49	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	47	Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	55	Corporate Controller, Chief Accounting Officer	1997
Charles S. Mellen	(4)	43	Senior Vice President, Global Marketing & Sales	2006
Tina C. Benik	(5)	47	Vice President, Legal and Human Resources Corporate Secretary	2000
Stephen A. Perreault	(6)	59	Vice President, Operations	1995
Joseph V. Bassi	(7)	54	Finance Director	1997
Robin Boss Dorman	(8)	41	Vice President, Strategic Development	2005
Charles R. MacDonald	(9)	53	Vice President, A.T. Cross Optical Division President, Costa Del Mar Sunglasses, Inc.	2003

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
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
(4)

Prior to becoming Senior Vice President, Global Marketing and Sales in 2006, Charles S. Mellen was Vice
President, Global Marketing from 2005 to 2006. From 1996 to 2004, Mr. Mellen was Vice President of
Marketing at Tumi, Inc.

(5)	Prior to becoming Vice President, Legal and Human Resources; Corporate Secretary in 2000, Tina C. Benik was Vice President, Legal, General Counsel and Corporate Secretary from 1993 to 2000.
(6)

Prior to becoming Vice President, Operations in 1995, Stephen A. Perreault held various senior executive positions in jewelry, cosmetics, and gift manufacturing and distribution companies, including: Weingeroff
Enterprises, Inc., Lantis Corporation, Swarovski Jewelry U.S. Ltd. and Avon Products, Inc.

(7)	Prior to becoming Finance Director in 1997, Joseph V. Bassi was Manager, Financial Planning from 1996 to 1997 and Manager, Budgeting and Financial Planning from 1987 to 1996.
(8)

Prior to becoming Vice President, Strategic Development in 2005, Robin Boss Dorman was Vice President,
Corporate Development from 2000 to 2005 and Vice President, Marketing and Sales, Americas in 1999. Ms.
Dorman is the daughter of Mr. Russell A. Boss, Chairman, and the niece of Mr. Bradford R. Boss, Chairman
Emeritus.

(9)	Prior to becoming Vice President, A.T. Cross Optical Division and President, Costa Del Mar Sunglasses, Inc., Mr. MacDonald was President of Outlook Eyewear Company from 1996 to 2002.

Item 1A.	RISK FACTORS

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

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations. We have sales offices and certain operations in eight countries and distributors worldwide. In 2006, approximately 47% of our revenue came from sales to locations outside the United States. Many of our products are now manufactured overseas. Operating internationally exposes us to changes in export controls and other laws or regulations, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business and results of operations in such countries.

Incorrect forecasts of customer demand could adversely affect our results of operations. The Company manufactures product based on forecasts of customers' demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand by over or underestimating that demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

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

Our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products. To maintain the highest level of product quality, we rely on a limited number of domestic and foreign suppliers for certain raw materials, manufacturing technologies and certain finished products. We may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. We believe, but cannot guarantee, that we could obtain the raw materials currently supplied by these vendors from other sources and that we could either develop the manufacturing technologies internally or locate suitably similar technologies. If we are unable to replace a key supplier we may face delays in delivering finished products according to our customers' demands, which could have an adverse effect on our financial performance.

Overseas manufacturing makes us dependent upon the performance of our overseas partners. As a result of our manufacturing initiative, which is now largely completed, we manufacture a significant number of finished products in China. Our manufacturing operations in China are overseen and managed by a local manufacturing partner. Should that partner not perform as expected, or should the relationship between the parties deteriorate, there could be a material adverse effect on our operations. Despite our best efforts to maintain our strict quality standards, if the quality of our products is perceived to be affected by the initiative, our reputation may be harmed and we may lose future sales.

We depend on certain accounts for a significant percentage of our sales. The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc., for approximately 10% of its consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company. Further, there is no assurance that these accounts will maintain their current inventory levels.

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

Our effort to streamline operations may not generate the savings we anticipate. We expect to generate cash from our streamlining of operations, some of which will be invested in our sales and marketing programs and other initiatives to generate growth. A significant portion of these savings is contingent on our ability to keep costs in other areas of our operations at acceptable levels. If we are unable to realize the anticipated cost savings of this streamlining, our results of operations would suffer.

The diversification of our business may not be successful. In order to generate growth outside of writing instruments, one of our strategic initiatives is to diversify outside of our core Cross branded product. Costa Del Mar was our first foray into this area of diversification. There can be no assurance that Costa Del Mar will continue to grow at its current levels or that we will find additional suitable targets for acquisition. If we do find a suitable acquisition target, we cannot assure that we will be able to consummate a deal on terms satisfactory to us or that we will be able to successfully integrate those operations into our company. We also cannot assure that such a strategy will not divert our management's time and attention from development of our core branded products in a way that would adversely affect writing instrument or other Cross branded sales.

Item 2.	PROPERTIES

Up until March 2007, the Company owned and occupied approximately 269,000 square feet of manufacturing, warehouse and office space in Lincoln, Rhode Island. On March 2, 2007, the Company sold this facility at One Albion Road, Lincoln, Rhode Island to Albion Crossing LLC. The Company is leasing back approximately 154,000 square feet of space in this facility for at least 10 years and intends to keep its corporate headquarters, as well as certain manufacturing, warehouse and retail space at this location. For additional information see Note P to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

In addition, the Company leases administrative facilities and/or manufacturing and warehouse space for its WI&A segment operations in France, the United Kingdom, The Netherlands, Germany, Japan, Taiwan, Hong Kong, Singapore and China. The Company also leases retail facilities in Massachusetts and the UK.

The Company's optical segment leases an administrative and warehouse facility in Ormond Beach, Florida.
Item 3.	LEGAL PROCEEDINGS

The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this site. No formal discovery has been taken to date. At December 30, 2006, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

Market Information

The Company's Class A common stock is traded on the American Stock Exchange (symbol: ATX). There is no established trading market for the Company's Class B common stock. At December 30, 2006, there were 1,265 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 14,702,827 and 14,719,251 during 2006 and 2005, respectively.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

High and low sales prices of Class A common stock for the last two years were:
2006			2005
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$5.75	$4.09	First	$6.10	$4.96
Second	$5.85	$4.36	Second	$6.09	$3.71
Third	$6.59	$4.92	Third	$5.07	$4.30
Fourth	$8.34	$6.31	Fourth	$4.92	$3.78

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of the Company.

Performance Graph

The following graph compares the performance of the Company's Class A common stock over the Company's last five years to the American Stock Exchange Market Value Index and to the Russell Group 2000 (as the Company's peer group index), over the Company's last five years. The graph assumes that the value of the investment in the Company's Class A common stock and each index was $100 at January 1, 2002 and that all dividends were reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG A.T. CROSS COMPANY,
AMEX MARKET INDEX AND RUSSELL 2000 INDEX

COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
A.T. Cross Company	100.00	90.68	113.05	83.90	68.64	128.81
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02
AMEX Market Index	100.00	96.01	130.68	149.65	165.03	184.77

The Company has chosen the Russell Group 2000 as a meaningful peer group against which to compare its performance. The Russell Group 2000 represents a broad based group of small capitalization stocks and is generally believed to be indicative of market performance for small capitalization companies.

Issuer Purchases of Equity Securities

On October 23, 2002, the Company's Board of Directors authorized a plan to purchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 30, 2006, the Company had purchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No purchases were made in 2006.
Item 6.	SELECTED FINANCIAL DATA
Five-Year Summary	2006	2005	2004	2003*	2002

OPERATIONS: (THOUSANDS OF DOLLARS)

Net Sales	$139,336	$129,115	$129,480	$126,365	$118,226
Income (Loss) Before Income Taxes	4,474	573	(1,553)	2,218	6,687
Income Tax Provision (Benefit)	1,187	189	(698)	441	1,771
Net Income (Loss)	3,287	384	(855)	1,777	4,915

PER SHARE DATA: (DOLLARS)
Basic and Diluted Net Income (Loss) Per Share	0.22	0.03	(0.06)	0.12	0.31
FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Current Assets	$ 78,475	$ 73,590	$ 73,048	$ 76,712	$ 68,184
Current Liabilities	30,296	23,298	27,923	30,718	25,537
Working Capital	48,179	50,292	45,125	45,994	42,647
Total Assets	119,446	112,893	113,351	118,146	105,573
Long Term Retirement Plan Obligations	7,779	10,505	8,310	5,214	4,847
Long-Term Debt, Less Current Maturities	7,100	10,456	5,513	6,863	-
Long Term Accrued Warranty Costs	1,308	1,457	1,603	1,936	1,888
Shareholders' Equity	72,963	67,177	70,002	73,415	73,301

* Sales from the optical segment, established in April of 2003 with the acquisition of Costa Del Mar Sunglasses, Inc., were $8.9 million in 2003. The increases in total assets and long-term debt in 2003 are principally due to this acquisition.
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses. The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, the Company offers a line of watches, reading glasses and a variety of personal and business accessories. The Company offers a lower priced line of writing instruments and after-market refills under the brand name Penatia. We also offer writing instruments under licensed brands such as Bill Blass. The Company's optical segment consists of its wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses.

The Company has been operating in a difficult economic environment in a mature and competitive category. The Company has challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and forward-looking company poised for sustainable growth and long-term profitability. Such attributes include a strong brand name, 160-year heritage, reputation for quality and craftsmanship, global distribution network and strong balance sheet. The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification and streamlining its operating structure. Fiscal 2006 was the first year in which the Company's core writing instrument and accessory segment reported an increase in sales since fiscal 2000.

The Company is competing vigorously to build its position as the category leader in terms of product innovation, marketing and merchandising. In fiscal 2006 approximately 30% of writing instrument and accessory revenue was derived from new products. The Company defines new product sales as those sales generated in a product's first twenty-four months. In 2006, the Company launched its Aventura and AutoCross writing instrument product lines. Three new finishes were added to the Apogee line, which was launched in 2005. Seasonal spring and fall colors for the ATX product line were also introduced. Two new finishes, Garnet and Citrine, were added to the Townsend line. Several new fashion colors were added to the Classic Century line as well as a Breast Cancer Awareness pen, which is adorned with a pink ribbon. Several additions were added to the Century II line including Ruby and Blush colors and seasonal prints; three in the spring, the Bahia collection, and three in the fall, the Chantilly collection. A new finish, Golden Shimmer, was added to the Verve line. The Company also launched Bradbury, Cardinal, Helios, Parasol and Torpedo lines as well as new licensed Bill Blass selections, products marketed specifically for its office super store customers. The Company launched its Calais line globally. The Calais line was launched to the office superstores in 2005.

In addition to bringing new products to the market, in 2006 a number of marketing and merchandising programs were launched globally. The marketing initiative was designed to present our products as contemporary accessories for everyday life. The "Pen Wall" changed the way the Cross brand is presented at select retail locations globally. The Company also expanded on its direct to consumer mail catalog in 2006.

The Company's sales force is organized around three major geographic regions: the Americas; Asia; and Europe, Middle East and Africa ("EMEA"). Within each of these regions, the Company uses a combination of direct sales force, manufacturers' representatives and distributors that sell to carriage trade, corporate and national account customers. Corporate gift sales to business and industry reported its third consecutive year of declining sales as the demand for writing instruments for general corporate promotional purposes continued to decline. The Company is attempting to offset this trend by focusing on developing programs marketed toward higher-priced incentive award programs.

The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style. The strong awareness of our name and the positive attributes associated with our brand support the extension of the Cross brand into related personal accessory categories. The Company has moved into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network. A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments. We have done this with our Cross branded accessories. Under a licensing agreement with Sun Optics, the Company launched a line of Cross branded precision reading glasses. The Company's watch collection, expanded in 2006 with the addition of our Cross Town line, was styled to bring the Cross brand to younger fashion-forward consumers. New lines of leather desktop accessories were introduced in 2006, including matching desk pad, pencil cup, accessory and notepaper boxes and frame ensembles. In 2006, the Company expanded its line of leather accessories with offerings featuring a variety of textured and colored products including multifunctional cases, agendas, padfolios, card cases, pen cases and key fobs. Several new desk sets were introduced constructed of granite and select woods. In 2006, precision readers, watches and business accessories comprised approximately 5% of WI&A sales, up two percentage points from 2005. We have developed a foothold in these categories and look forward to further strengthening our presence in 2007.

The acquisition of Costa Del Mar has proven to be very successful. As a result of the Costa Del Mar acquisition, Cross has benefited from revenue diversification and a substantial contribution to the bottom line. In 2006, Costa Del Mar grew its business 40% through new product introductions and expanded distribution and contributed $4.2 million of the Company's $4.5 million consolidated income before income taxes. Costa Del Mar upholds our commitment to delivering exceptional product, innovation and quality to our consumers. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

By the end of 2006 the Company essentially completed its corporate restructuring program that involved streamlining our operations and transitioning the manufacturing of certain products overseas in order to reduce our cost structure. The savings we generated were used to invest in growing our businesses and to help cover increasing fixed costs while at the same time generating an appropriate level of profitability. Our corporate reorganization program had two components: administrative and manufacturing. On the administrative side, we streamlined our North American and European non-manufacturing operations and shifted resources to our marketing and selling functions. On the manufacturing side we have adopted a very deliberate process in order to maintain our strict quality standards. The Company is satisfied that all products now manufactured overseas meet the high-quality standards that consumers expect from Cross. We believe this restructuring program was necessary to preserve Cross's ability to remain a competitive, profitable company. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Comparison of Fiscal 2006 with Fiscal 2005

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2006	FISCAL 2005	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 52,065	$ 52,656	(1.1)%
Europe, Middle East and Africa	38,809	36,406	6.6%
Asia	18,485	18,274	1.2%
Other	2,583	2,218	16.5%
Sub-total	111,942	109,554	2.2%
Optical	27,394	19,561	40.0%
Consolidated Net Sales	$139,336	$129,115	7.9%

Writing instruments and accessories revenue in the Americas declined $0.6 million, or 1.1%. Sales to the national account and business gift channels declined from 2005. This was somewhat offset by an increase in direct-to-consumer ("DTC") sales in 2006 compared to 2005.

Sales in the Europe, Middle East and Africa region ("EMEA") increased 6.6% compared to 2005. Foreign exchange was favorable to EMEA sales results by approximately 2.1 percentage points as sales volume increased approximately 4.5% for the full year.

Asia revenue of $18.5 million increased 1.2% compared to fiscal 2005. Foreign exchange was unfavorable to Asia sales results by approximately 2.7 percentage points as sales volume increased approximately 3.8% for the full year.

The optical segment increased revenue by 40% in 2006 compared to 2005. This increase was due largely to the introduction of new products, improved sell through at key accounts and, to a lesser extent, expanded geographic distribution.

The following chart details gross profit margins for both the writing instruments and accessories segment as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2006	FISCAL 2005	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	51.7%	47.6%	4.1
Consolidated	52.7%	48.7%	4.0

Consolidated gross margins improved 400 basis points in 2006 compared to 2005. The improvement was due, in part, to the lower manufacturing costs resulting from our transition to manufacturing in China. Cost of goods sold in 2006 decreased by approximately $1.5 million due to the impact of a liquidation of LIFO layers and increased by approximately $0.4 million for the inflationary impact on ending inventories accounted for on a LIFO basis. In addition, lower inventory obsolescence provisions of approximately $2.0 million favorably affected margins in 2006 compared to 2005. Optical segment gross margin improved by 1.8 percentage points from 2005, primarily due to the positive effect of higher new product margins.

Consolidated selling, general and administrative ("SG&A") expenses were approximately $60.5 million, 7.9% higher than 2005. SG&A expenses were 43.4% of sales in both 2006 and 2005. SG&A expenses for the WI&A segment were approximately $50.7 million, or 45.3% of sales, compared to $48.6 million, or 44.4% of sales, in 2005. Selling and marketing expenses for the WI&A segment increased by 4.1% in support of new product introductions and the expanded direct to consumer initiatives in 2006. In addition, WI&A segment administrative expenses increased, in part, to support the commencing of operations in China. Optical segment SG&A expenses of $9.7 million were 31.7% higher than 2005. The majority of this increase was in selling expenses for sales volume related items such as sales compensation and commissions and point of sale displays and promotional spending.

Service and distribution ("S&D") expenses were approximately $4.1 million, or 2.9% of sales, in 2006 compared to $3.0 million, or 2.3% of sales in 2005. This increase was largely attributable to increased costs of servicing warranty returns in the optical segment due to the unit volume increase of the last two years.

Research and development ("R&D") expenses were approximately $2.4 million in 2006 compared to $1.8 million in 2005. This increase was due to new product development expenditures in both the WI&A and optical segments. The WI&A and optical segment R&D expenditures increased 26% and 135%, respectively.

Restructuring charges of $1.7 million were recorded in the Company's WI&A segment in fiscal 2006 compared to $1.2 million in fiscal 2005. These charges were related to the corporate restructuring program announced in July 2003. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form10-K.

Interest and other (expense) income was $0.3 million of expense in fiscal 2006 compared to $0.4 million of expense in fiscal 2005. The following chart details the major components of interest and other (expense) income:
(THOUSANDS OF DOLLARS)	FISCAL 2006	FISCAL 2005	CHANGE
Interest Income	$ 379	$ 279	$100
Interest expense	(653)	(586)	(67)
Other	(51)	(80)	29
Interest and Other (Expense) Income	$(325)	$(387)	$ 62

In 2006, the Company's effective tax rate was 26.5% compared to 33.0% in 2005. This change was due to a change in the mix of domestic and foreign sourced income, adjustments to deferred tax balances and the effect of an accrual to actual tax benefit upon filing the Company's 2005 Federal income tax return in the third quarter of 2006. For an analysis of income taxes see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, consolidated net income in fiscal 2006 was $3.3 million ($0.22 net income per share, basic and diluted) compared to fiscal 2005 net income of $0.4 million ($0.03 net income per share, basic and diluted).

Comparison of Fiscal 2005 with Fiscal 2004

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2005	FISCAL 2004	PERCENTAGE CHANGE
Writing Instruments and Accessories:
Americas	$ 52,656	$ 54,885	(4.1)%
Europe, Middle East and Africa	36,406	38,401	(5.2)%
Asia	18,274	18,486	(1.1)%
Other	2,218	2,613	(15.1)%
Sub-total	109,554	114,385	(4.2)%
Optical	19,561	15,095	29.6%
Consolidated Net Sales	$129,115	$129,480	(0.3)%

Writing instruments and accessories revenue in the Americas declined $2.2 million, or 4.1%, in 2005 compared to 2004. Sales to the national accounts in the United States, including the three office superstores, were essentially flat compared to 2004. Business gift sales in the United States, although improved in the second half of 2005, were 2.7% less than 2004 as demand for writing instruments for general corporate promotional purposes continued to decline. To offset this decline, the Company expanded into the higher priced incentive gift market. United States retail sales to carriage trade accounts declined 4% in 2005 compared to 2004. DTC sales, which include sales at the Company's retail stores and sales generated by the Company's website, toll free 800 number and direct mail catalog, increased by 30% in 2005 compared to 2004. Sales in Latin America in 2005 increased 2.8% compared to 2004.

Sales in the EMEA declined 5.2% compared to fiscal 2004. Foreign exchange was unfavorable to EMEA sales results by approximately 1.3 percentage points as sales volume decreased approximately 3.9% for the full year. Declines in sales at the Company's subsidiary markets in the UK, France and Spain of 8.6%, 17.1% and 7.8%, respectively, were somewhat offset by increased sales in the Company's Eastern Europe, Middle East and Africa distributor markets.

Asia revenue of $18.3 million decreased 1.1% compared to fiscal 2004. Foreign exchange did not have a material impact on Asian sales in 2005 compared to 2004.

The optical segment increased revenue by 29.6% in 2005 compared to 2004. This increase was due largely to a number of new product introductions made in 2005, expanded distribution on the west coast of the United States and the effect of a price increase in September 2005.

The following chart details gross profit margins for both the writing instruments and accessories segment as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2005	FISCAL 2004	PERCENTAGE POINT CHANGE
Writing Instruments and Accessories	47.6%	47.8%	(0.2)
Consolidated	48.7%	48.5%	0.2

Cost of goods sold in 2005 decreased by approximately $1.7 million due to the impact of a liquidation of LIFO layers and increased by approximately $1.2 million for the inflationary impact on ending inventories accounted for on a LIFO basis. There were no liquidations in 2004 and the impact of inflation was nominal. In addition, lower inventory obsolescence provisions of approximately $0.5 million favorably affected margins in 2005 compared to 2004. Optical segment gross margin improved by 1.5 percentage points from 2004, primarily due to the positive effect of new product margins as well as a price increase implemented in September 2005.

Consolidated SG&A expenses were approximately $56.0 million, 2.3% lower than 2004. SG&A expenses were 43.4% of net sales in 2005 compared to 44.3% of net sales in 2004. SG&A expenses for the WI&A segment were approximately $48.6 million, 4.8% less than 2004. Included in 2005 WI&A SG&A expense is $732,000 of credits related to the reversal of certain payroll tax and non-income based tax reserves established prior to 2005 that were determined to be no longer necessary. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies, as well as covering the increased costs associated with employee benefits and Sarbanes-Oxley compliance. Optical segment SG&A expenses of $7.4 million were 17.8% higher than fiscal 2004. The majority of this increase was in selling expenses for sales volume related items such as sales commissions and promotional spending.

S&D expenses were approximately $3.0 million, or 2.3% of net sales, in both fiscal 2005 and 2004.

R&D expenses were approximately $1.8 million in both fiscal 2005 and 2004.

Restructuring charges of $1.2 million were recorded in the Company's WI&A segment in fiscal 2005 compared to $2.3 million in fiscal 2004. These charges were related to the corporate restructuring program announced in July 2003. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest and other (expense) income was $0.4 million of expense in fiscal 2005 compared to $0.1 million of income in fiscal 2004. Interest income in fiscal 2005 was $0.3 million compared to $0.7 million in 2004. In 2004, the Company recorded $0.4 million of interest income on a property tax settlement with the Town of Lincoln, Rhode Island. Interest expense was $0.2 million higher in 2005 due to the higher level of borrowings. The following chart details the major components of interest and other (expense) income:
(THOUSANDS OF DOLLARS)	FISCAL 2005	FISCAL 2004	CHANGE
Interest Income	$ 279	$ 687	$(408)
Interest expense	(586)	(413)	(173)
Other	(80)	(178)	98
Interest and Other (Expense) Income	$(387)	$ 96	$(483)

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

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash, cash equivalents and short-term investments ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2007 will be met by these historical sources of liquidity and capital.

The Company's cash balance of $11.3 million at December 30, 2006 increased $0.2 million from December 31, 2005. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable increased approximately $0.2 million from the prior year. WI&A segment accounts receivable of $28.0 million increased approximately $0.2 million from the prior year while optical segment accounts receivable of approximately $4.0 million was essentially flat with the prior year. Domestic writing instrument accounts receivable decreased by $3.0 million and foreign writing instruments accounts receivable increased by $3.2 million. The Company offers a dating program, primarily to its domestic retail writing instrument customers. Historically, this program offered customers an option whereby they may either delay payment on certain third and fourth quarter purchases until January of the next year or earn a greater discount if payment is made earlier. The program was modified in 2006 whereby the January delayed payment option was eliminated and the early payment cash discount was increased from the prior year, resulting in a lower accounts receivable balance at the end of 2006 compared to the end of 2005. The effect of this change to the dating program was somewhat offset by the higher domestic writing instrument sales volume in the month of December 2006 compared with December 2005. The increase in foreign writing instrument accounts receivable was due to the transfer of certain EMEA distributor markets from the U.S. to the UK, the stronger pound and euro, and the effect of the higher foreign writing instrument sales volume. The increased sales volume of the optical segment was offset by the effect of an increased collection effort.

Total inventory was $24.9 million at December 30, 2006, an increase of $9.9 million since December 31, 2005. WI&A inventory increased $7.7 million and Costa Del Mar sunglass inventory levels increased by $2.2 million. WI&A segment's LIFO reserve decreased by $1.1 million and WI&A FIFO inventory increased by $6.6 million. During the second quarter of 2006, the Company amended its arrangement with its Chinese contract manufacturer in order to establish enhanced control over our manufacturing equipment as well as additional financial control. Our arrangement changed from a supplier type arrangement to a management agreement, whereby our Chinese partner will continue to provide their expertise on manufacturing in China and Cross will manufacture product. As a result of the change we now own all inventory in China. WI&A inventory in China was approximately $7.4 million at December 30, 2006 and zero at December 31, 2005.

The receivable balance from our Chinese contract manufacturer decreased from $4.6 million at December 31, 2005 to zero at December 30, 2006. The decrease was due to payments received and the Company's repurchase of approximately $1.7 million of inventory.

In fiscal 2006, approximately $1.3 million was paid as a result of a corporate restructuring program initiated in 2003. This program was essentially complete at December 30, 2006. The Company incurred $7.7 million in restructuring charges over the life of this program. The amount paid since the inception of this program through the end of fiscal 2006 was approximately $7.0 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies.

The Company's working capital was $48.2 million at the end of fiscal 2006, a decrease of $2.1 million from fiscal 2005, and its current ratio at the end of fiscal 2006 and 2005 was 2.6:1 and 3.2:1, respectively. Operating cash flow was $9.4 million in fiscal 2006 compared to $0.4 million in fiscal 2005.

Additions to property, plant and equipment were approximately $6.3 million in fiscal 2006 and $4.3 million in 2005. In fiscal 2007, the Company expects capital expenditures to be approximately $5.7 million. Depreciation expense in 2007 is expected to be approximately $5.0 million.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase in total approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 30, 2006, the Company had repurchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. The Company did not repurchase any shares in 2006.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The plan covered substantially all of the Company's domestic employees. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company will provide enhanced transitional benefits for a period of three years to employees close to normal retirement age. The Company made cash contributions in 2006 of approximately $0.8 million to its defined benefit pension plan, $0.7 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan.

The Company maintains a $20 million secured line of credit with Bank of America, N.A.. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The Company is currently in compliance with these covenants. At December 30, 2006, the Company had $7.1 million outstanding on this line of credit, bearing interest at a rate of approximately 8.25% and the unused and available portion was $12.9 million. In 2006, the Company paid approximately $3.4 million on this secured line of credit.

The Company expects to contribute $1.3 million to its defined benefit pension plan, $1.2 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2007.

The Company expects fiscal 2007 research and development expenses to be approximately $2.3 million.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of the restructuring and stock repurchase plans and contributions to the retirement plans. Should operating cash flows in 2007 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2006, cash available for domestic operations amounted to approximately $6.7 million, and cash held offshore for international operations amounted to approximately $4.6 million.

Contractual Obligations and Commercial Commitments

An interest rate swap agreement effectively fixes the rate on a portion of the Company's line of credit at 4.15%. The Company leases office and warehouse space and certain equipment under non-cancelable operating leases that expire through 2025. Future minimum lease payments under all non-cancelable leases and other contractual obligations at December 30, 2006 were approximately:
(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating Leases	$14,455	$2,120	$ 4,162	$2,245	$5,928
Long-Term Debt, Including Interest	8,101	-	8,101	-	-
Pension Plan Obligations	1,310	1,310	-	-	-
Capital Lease Obligations	133	66	67	-	-
Purchase Obligations	5	5	-	-	-
Total	$24,004	$3,501	$12,330	$2,245	$5,928

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to tax contingencies, inventory obsolescence reserves, warranty reserves, retirement obligations, impairment of assets and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Tax Contingencies. We are subject to a variety of income and other non-income based taxes in numerous jurisdictions around the world. We are also periodically reviewed by tax authorities and positions we have taken with respect to the tax returns are subject to interpretation and negotiation. We provide for estimated tax contingencies that we believe are both probable and estimable. Our assessments are based on our understanding of the appropriate tax law, the estimated exposure and probability of a successful assessment by the taxing authorities. In 2006, net income was increased by approximately $0.4 million due to the reversal on non-income based tax reserves provided in prior years which were no longer deemed necessary due to the passing of statutes of limitation or as a result of updating our estimates.

Inventory Reserves. Our global inventories are carried at the lower of cost or market, which requires us to estimate reserves for both obsolescence and the market value we can expect to receive for our on hand inventory. Domestic WI&A segment inventories accounted for on a LIFO basis represent approximately 15% of total inventories. As a result, domestic WI&A finished goods inventories are carried significantly below their current cost and they can typically be realized at selling prices above their carrying value. Because we are required to produce our product with sufficient lead time to satisfy global distribution and expected demand during seasonal peak periods, we are subject to the risks of consumer acceptance of the products we have produced. We assess our need for obsolescence reserves based on a variety of factors including historical demand, future marketing plans and alternative uses for raw material and work-in-process.

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

Retirement Obligations. The Company's pension benefits are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standard ("SFAS") No. 87, "Employer's Accounting for Pensions." Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 5.9% in 2006 from 5.6% in 2005 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% in 2006 and 2005.

Impairment Analysis. The Company tests goodwill for impairment at least annually. The Company completed its impairment testing as of November 27, 2006 and determined that goodwill was not impaired. Management's estimates of fair values, projections of future cash flows and other factors are significant factors in testing goodwill for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge.

Revenue Recognition. Revenue recognition requires estimates of product returns, term discounts and rebates at the time revenue is recognized. These estimates are based on customer communication and historical experience. Should these estimates change, there could be a material effect on revenue recognized.

For additional information regarding management's estimates, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K and "Forward-Looking Statements" below.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the introduction of new writing instrument products; the new direct to consumer initiatives; the performance of Cross branded non writing instrument products, including watches, precision readers and business accessories; the availability of necessary raw materials and manufacturing technologies; the continued performance of Costa Del Mar; innovation of the Company's programs; benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of those risks, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.
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

There was $7.1 million and $10.5 million outstanding under the Company's line of credit at December 30, 2006 and December 31, 2005, respectively.

The Company entered into an interest rate swap agreement that effectively fixes the interest rate on a portion of its line of credit at 4.15% per annum. At December 30, 2006, the notional value of the interest rate swap was $4.2 million.

The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries. The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts. Most of these contracts are short-term, generally expire in one to three months and do not subject the Company to material market risk. The Company does not enter into foreign currency exchange transactions for speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
PAGE

Report of Independent Registered Public Accounting Firm --------------------------------------------------	18
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005 --------------	19
Consolidated Statements of Operations for the Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005 ------------------------------------	20
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005 ------------------------------------	20
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005 ------------------------------------	21
Consolidated Statements of Cash Flows for the Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005 ------------------------------------	22
Notes to Consolidated Financial Statements ---------------------------------------------------------------	23 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R), effective December 30, 2006.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Boston, Massachusetts
March 15, 2007

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES)	DECEMBER 30, 2006	DECEMBER 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$ 11,307	$ 11,074
Accounts receivable, less allowance for doubtful accounts of
$797 in 2006 and $1,007 in 2005	31,990	31,844
Inventories	24,922	15,035
Deferred income taxes	5,103	6,340
Receivable from Chinese contract manufacturer	0	4,637
Other current assets	5,153	4,660
Total Current Assets	78,475	73,590

Property, Plant and Equipment
Land and land improvements	1,202	1,202
Buildings	17,929	16,729
Machinery and equipment	106,711	111,486
	125,842	129,417
Less accumulated depreciation	103,306	107,725
Net Property, Plant and Equipment	22,536	21,692
Goodwill	7,288	7,288
Intangibles, Net	4,501	4,809
Deferred Income Taxes	6,083	4,991
Other Assets	563	523
Total Assets	$119,446	$112,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 8,893	$ 5,425
Accrued compensation and related taxes	5,012	4,592
Accrued expenses and other liabilities	11,995	11,076
Retirement plan obligations	2,397	1,736
Restructuring liabilities	636	273
Income taxes payable	1,363	196
Total Current Liabilities	30,296	23,298

Retirement Plan Obligations	7,779	10,505
Long-Term Debt	7,100	10,456
Accrued Warranty Costs	1,308	1,457
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000 shares, 16,799 shares issued and 13,399 shares outstanding at December 30, 2006, and 16,455 shares
issued and 13,095 shares outstanding at December 31, 2005	16,799	16,455
Class B-authorized 4,000 shares, 1,805 shares issued and
outstanding at December 30, 2006 and December 31, 2005	1,805	1,805
Additional paid-in capital	17,345	17,561
Unearned stock-based compensation	-	(769)
Retained earnings	66,363	63,076
Accumulated other comprehensive loss	(3,035)	(4,803)
	99,277	93,325
Treasury stock, at cost, 3,400 shares in 2006 and 3,360 shares in 2005	(26,314)	(26,148)
Total Shareholders' Equity	72,963	67,177
Total Liabilities and Shareholders' Equity	$119,446	$112,893
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES,	YEARS ENDED
EXCEPT PER SHARE AMOUNTS)	DECEMBER 30, 2006	DECEMBER 31, 2005	JANUARY 1, 2005

Net sales	$139,336	$129,115	$129,480
Cost of goods sold	65,873	66,205	66,690
Gross Profit	73,463	62,910	62,790

Selling, general and administrative expenses	60,461	56,021	57,368
Service and distribution costs	4,101	2,988	2,967
Research and development expenses	2,407	1,790	1,780
Restructuring charges	1,695	1,151	2,324
Operating Income (Loss)	4,799	960	(1,649)
Interest and other (expense) income, net	(325)	(387)	95
Income (Loss) Before Income Taxes	4,474	573	(1,554)
Income tax provision (benefit)	1,187	189	(699)
Net Income (Loss)	$ 3,287	$ 384	$ (855)

Basic and Diluted Net Income (Loss) Per Share:
Net Income (Loss) Per Share	$0.22	$0.03	$(0.06)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	14,703	14,719	14,926
Effect of Dilutive Securities:
Common stock equivalents	197	63	-(A )
Denominator for Diluted Net Income (Loss) Per Share	14,900	14,782	14,926
(A)	106 incremental shares related to options or restricted stocks granted are not included due to the net loss since the effects of such shares would be anti-dilutive

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	YEARS ENDED
	DECEMBER 30, 2006	DECEMBER 31, 2005	JANUARY 1, 2005

Net Income (Loss)	$ 3,287	$ 384	$ (855)
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments	537	(938)	308
Unrealized (loss) gain on interest rate swap, net of tax
(benefit) provision of ($5) and $38	-	(10)	71
Minimum pension liability adjustment, net of tax provision
(benefit) of $571, ($1,029) and ($979)	1,231	(1,816)	(2,090)
Comprehensive Income (Loss)	$ 5,055	$ (2,380)	$ (2,566)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES)	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY
Balances at January 3, 2004	$16,077	$1,805	$15,975	$ (155)	$63,547	$ (328)	2,861	$(23,506)	$73,415
Purchase of treasury stock							312	(1,647)	(1,647)
Grant of restricted stock for future services	153		669	(822)					-
Stock option activity	100		412						512
Stock purchase plan	2		12						14
Non-cash stock-based directors' fees	15		74						89
Amortization of unearned stock-based compensation				185					185
Foreign currency translation adjustments						308			308
Unrealized gain on interest rate swap						71			71
Minimum pension liability adjustment						(2,090)			(2,090)
Net loss					(855)				(855)
Balances at January 1, 2005	$16,347	$1,805	$17,142	$ (792)	$62,692	$(2,039)	3,173	$(25,153)	$70,002
Purchase of treasury stock							187	(995)	(995)
Grant of restricted stock for future services	50		211	(261)					-
Stock option activity	40		136						176
Stock purchase plan	4		15						19
Non-cash stock-based directors' fees	14		57						71
Amortization of unearned stock-based compensation				284					284
Foreign currency translation adjustments						(938)			(938)
Unrealized loss on interest rate swap						(10)			(10)
Minimum pension liability adjustment						(1,816)			(1,816)
Net income					384				384
Balances at December 31, 2005	$16,455	$1,805	$17,561	$ (769)	$63,076	$(4,803)	3,360	$(26,148)	$67,177
Reclassification of unearned stock-based compensation			(769)	769					-
Cancellation of restricted stock			166				40	(166)	-
Grant of restricted stock for future services	290		(290)						-
Stock option activity	37		174						211
Tax benefit of stock options exercised			29						29
Stock purchase plan	4		15						19
Non-cash stock-based directors' fees	13		57						70
Amortization of stock-based compensation			347						347
Stock option expense			55						55
Foreign currency translation adjustments						537			537
Minimum pension liability adjustment						918			918
SFAS No. 158 transition adjustment						313			313
Net income					3,287				3,287
Balances at December 30, 2006	$16,799	$1,805	$17,345	$ -	$66,363	$(3,035)	3,400	$(26,314)	$72,963
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	YEARS ENDED
CASH PROVIDED BY (USED IN)	DECEMBER 30, 2006	DECEMBER 31, 2005	JANUARY 1, 2005
Operating Activities:
Net income (loss) from operations	$ 3,287	$ 384	$ (855)
Adjustments to reconcile net income (loss) from
operations to net cash provided by operating activities:
Depreciation and amortization	6,304	6,977	7,472
Restructuring charges	1,695	1,151	2,324
Restructuring charges paid	(1,332)	(1,163)	(3,020)
Provision for bad debts	164	264	252
Deferred income taxes	(406)	(230)	(1,050)
Provision for accrued warranty costs	490	240	175
Warranty costs paid	(673)	(459)	(461)
Stock-based directors' fees	70	71	89
Unrealized (gains) losses on trading securities	-	(28)	19
Amortization of stock-based compensation	347	284	185
Reversal of payroll and non-income based tax reserves	(550)	(832)	-
Foreign currency transaction loss (gain)	(193)	220	(78)
Changes in operating assets and liabilities:
Accounts receivable	2,163	(3,143)	2,801
Inventories	(9,003)	138	735
Receivable from Chinese contract manufacturer	4,637	(3,370)	(1,267)
Other assets, net	(272)	(255)	2,036
Accounts payable	3,010	403	(2,035)
Other liabilities, net	(322)	(219)	(1,124)
Net Cash Provided by Operating Activities	9,416	433	6,198

Investing Activities:
Additions to property, plant and equipment	(6,259)	(4,288)	(4,528)
Additions to patents and trademarks	(415)	-	-
Purchases of short-term investments	-	-	(3,054)
Sales or maturities of short-term investments	-	5,096	5,893
Net Cash (Used in) Provided by Investing Activities	(6,674)	808	(1,689)

Financing Activities:
Repayment of long-term debt	(3,356)	(6,862)	(1,350)
Line of credit proceeds and repayments, net	-	7,456	(155)
Proceeds from sale of Class A common stock	230	195	526
Purchase of treasury stock	-	(995)	(1,647)
Net Cash Used in Financing Activities	(3,126)	(206)	(2,626)

Effect of exchange rate changes on cash and cash equivalents	617	(395)	256
Increase (Decrease) in Cash and Cash Equivalents	233	640	2,139
Cash and cash equivalents at beginning of year	11,074	10,434	8,295
Cash and Cash Equivalents at End of Year	$11,307	$11,074	$10,434

SUPPLEMENTAL INFORMATION:
Income taxes paid	$ 461	$ 719	$ 880
Interest paid	480	586	407
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
DECEMBER 30, 2006

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

Accounting for Estimates: The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), requires the Company to make assumptions that affect the estimates reported in these consolidated financial statements. Actual results may differ from these estimates. The significant estimates in the Company's consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, impairment of long-lived assets and goodwill, and income taxes.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Gains or losses on trading securities, realized and unrealized, are included in interest and other (expense) income in the WI&A segment. At December 30, 2006 and December 31, 2005, approximately 55% and 53%, respectively, of the Company's cash and cash equivalents were on deposit with one financial institution.

Allowance for Doubtful Accounts: The following is a summary of the allowance for doubtful accounts for the three years ended December 30, 2006:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 30, 2006	DECEMBER 31, 2005	JANUARY 1, 2005
Allowance for Doubtful Accounts - Beginning of Year	$1,007	$1,179	$1,234
Charged to costs and expenses	164	265	252
Deductions	(374)	(437)	(307)
Allowance for Doubtful Accounts - End of Year	$ 797	$1,007	$1,179

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

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and Building Additions	39	Years
Building & Land Improvements, and Furniture & Fixtures	8 to 10	Years
Machinery & Equipment	5 to 10	Years
Leasehold Improvements	4 to 20	Years
Vehicles, Tooling and Desktop PCs	3 to 4	Years

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

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The required annual impairment tests for all segments were performed on November 27, 2006 and November 28, 2005. The Company concluded for all periods that goodwill was not impaired. The Company also reviewed its indefinite lived intangible assets and concluded that under SFAS No. 142 they were unimpaired.

Warranty Costs: The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $429,000 and $463,000 at December 30, 2006 and December 31, 2005, respectively, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 30, 2006	DECEMBER 31, 2005	JANUARY 1, 2005
Accrued Warranty Costs - Beginning of Year	$1,919	$2,138	$2,424
Warranty costs paid	(673)	(459)	(461)
Warranty costs accrued	406	454	554
Impact of changes in estimates and assumptions	84	(214)	(379)
Accrued Warranty Costs - End of Year	$1,736	$1,919	$2,138

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

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $11.2 million, $11.1 million and $12.5 million for fiscal 2006, 2005 and 2004, respectively. Accrued marketing support expenses were approximately $2.2 million and $2.3 million at December 30, 2006 and December 31, 2005, respectively, and are included in accrued expenses and other liabilities.

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

Stock-Based Compensation: On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" and its related implementation guidance, to account for all share-based payment transactions in which the Company acquires goods or services by issuing shares, options or other equity instruments, or incurs a liability for which the amount, at least in part, is determined based on the value of or is settled in the Company's shares or other equity instruments. Accordingly, the Company recognizes stock-based employment compensation arrangements based on the estimated fair value of stock-based awards exchanged for employee services received and recognizes compensation cost based on the fair value of the award on the date of grant, recognized ratably over the requisite service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) using the modified prospective transition approach and, consequently, the Company's consolidated financial statements for prior periods have not been restated. Under this transition method, in 2006 the Company's reported stock compensation expense will include: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As a result of the adoption of SFAS No. 123(R), the Company's results for the year ended December 30, 2006 include incremental share-based compensation expense of $55,000, which has been included in the Consolidated Statement of Operations within selling, general and administrative expenses.

Prior to January 1, 2006, the Company applied the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, no employee stock-based compensation cost was reflected in net income (loss) related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation was recorded on the date of grant if the exercise or purchase price of the stock award was less than the market value of the underlying common stock on the date of grant. Deferred compensation was expensed on a straight-line basis over the vesting period of the stock award, generally three years. The following table reflects pro forma net income (loss) and net income (loss) per share had the Company elected to record expense for employee stock options under SFAS No. 123 for the years ended December 31, 2005 and January 1, 2005:
	YEARS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	DECEMBER 31, 2005	JANUARY 1, 2005
Net income (loss), as reported	$ 384	$ (855)
Less stock-based compensation expense recognized, net of tax	187	102
Stock-based compensation expense determined under SFAS No. 123, net of tax	(326)	(389)
Pro Forma Net Income (Loss)	$ 245	$(1,142)
Net Income (Loss) Per Share:
Basic and diluted - as reported	$0.03	$(0.06)
Basic and diluted - pro forma	$0.02	$(0.08)

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

New Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact this interpretation will have on its consolidated financial position, results of operations and cash flows. This interpretation will be effective beginning January 1, 2007.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other postretirement benefit plans. The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The following table details the impact implementing SFAS No. 158 had on the Company's December 30, 2006 consolidated balance sheet:
(THOUSANDS OF DOLLARS)	BEFORE APPLICATION OF SFAS NO. 158	ADJUSTMENTS	AFTER APPLICATION OF SFAS NO. 158
Assets
Intangible Assets	$ 183	$ (183)	$ 0
Deferred Tax Assets	1,259	168	1,427
Prepaid Benefit Cost	982	(982)	0
Liabilities
Accrued Pension	10,297	(686)	9,611
Equity
Other Comprehensive Income	2,375	313	2,688

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the Company will apply the provisions of SFAS No. 157 prospectively as of that date. The Company is in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on its consolidated financial statements and related disclosures when it become effective in 2008.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115," which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 159 will have on our consolidated financial position and results of operations.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $3.8 million and $5.4 million at December 30, 2006 and December 31, 2005, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $7.2 million and $8.4 million higher than reported at December 30, 2006 and December 31, 2005, respectively. During fiscal 2006, domestic writing instrument inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation was to increase net income by approximately $1.0 million, or $0.07 per share, basic and diluted. The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	DECEMBER 30, 2006	DECEMBER 31, 2005
Finished goods	$13,807	$ 8,719
Work in process	4,008	2,756
Raw materials	7,107	3,560
	$24,922	$15,035

NOTE C - RESTRUCTURING CHARGES

In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of December 30, 2006, approximately 181 manufacturing positions in Lincoln, Rhode Island had been eliminated as a result of this program. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. This restructuring program was essentially complete as of December 30, 2006. The Company incurred $7.7 million in restructuring charges over the life of this program. Of this, approximately $5.2 million was for severance and related expenses and $2.5 million was for professional fees and other.

The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 3, 2004	$ 808	$ 105	$ 913
Restructuring charges incurred	1,726	639	2,365
Cash payments	(2,258)	(722)	(2,980)
Foreign exchange effects	(9)	-	(9)
Balances at January 1, 2005	$ 267	$ 22	$ 289
Restructuring charges incurred	415	736	1,151
Cash payments	(429)	(734)	(1,163)
Foreign exchange effects	(4)	-	(4)
Balances at December 31, 2005	$ 249	$ 24	$ 273
Restructuring charges incurred	1,152	543	1,695
Cash payments	(765)	(567)	(1,332)
Balances at December 30, 2006	$ 636	$ 0	$ 636

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

At December 30, 2006 and December 31, 2005, the carrying value of goodwill was approximately $7.3 million. Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	DECEMBER 30, 2006			DECEMBER 31, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,378	$ 7,667	$ 711	$ 8,101	$7,186	$ 915
Patents	2,985	2,595	390	2,847	2,353	494
	$11,363	$10,262	1,101	$10,948	$9,539	1,409
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles, Net			$4,501			$4,809

The Company amortizes patents and trademarks over an average five-year life. Amortization expense was approximately $723,000, $733,000 and $679,000 for fiscal years 2006, 2005 and 2004, respectively. The estimated future amortization expense for other intangibles remaining as of December 30, 2006 is as follows:
(THOUSANDS OF DOLLARS)	2007	2008	2009	2010
	$ 478	$ 333	$ 206	$ 84

NOTE E - LINE OF CREDIT

In December 2005, the Company entered into a new secured revolving line of credit with Bank of America, N.A.. This agreement was amended as of October 26, 2006. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of the credit agreement, amounts borrowed under the facility may be borrowed, repaid without penalty and reborrowed by the Company. The amended credit facility matures and amounts outstanding must be paid on December 31, 2008.

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

At December 30, 2006, the outstanding balance of the Company's line of credit was $7.1 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $12.9 million. At December 31, 2005, the outstanding balance of the Company's line of credit was $10.5 million, bearing an interest rate of approximately 7.25%, and the unused and available portion, according to the terms of the amended agreement, was $9.5 million.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ITEMS
(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	MINIMUM PENSION LIABILITY ADJUSTMENT	SFAS NO. 158 ADJUSTMENT	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at December 31, 2005	$(884)	$(3,919)	$ -	$(4,803)
Reclassification of SFAS No. 158 adjustment		3,001	(3,001)	-
SFAS No. 158 transition adjustment			313	313
Current period change	537	918	-	1,455
Balances at December 30, 2006	$(347)	$ -	$(2,688)	$(3,035)

NOTE G - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at December 30, 2006 and December 31, 2005, along with maturity dates and any unrealized gain. The net unrealized gain is recorded in SG&A in the consolidated statements of operations, since the Company did not apply hedge accounting to these contracts.
(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S.$ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
December 30, 2006
Euro	$ 7,504	2007	$ (4)
Sterling	2,178	2007	(12)
Japanese Yen	3,583	2007	12
Hong Kong Dollar	3,864	2007	7
Taiwan Dollar	1,379	2007	(2)
Total	$18,508		$ 1

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S.$ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
December 31, 2005
Euro	$ 8,118	2006	$ 3
Sterling	4,873	2006	20
Hong Kong Dollar	3,225	2006	-
Taiwan Dollar	1,523	2006	-
Total	$17,739		$23

Foreign currency exchange gains (losses) that are included in SG&A expenses approximated $190,000, $(420,000) and $29,000 in fiscal 2006, 2005 and 2004, respectively.

In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit at 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other (expense) income in the consolidated statements of operations. At December 30, 2006, the notional value of the interest rate swap was $4.2 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $78,000 and $122,000 at December 30, 2006 and December 31, 2005, respectively, and was reported in other current assets.

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

The Company's matching contributions to the savings plan are made all in cash. In fiscal 2006, 2005 and 2004 expenses related to this plan were approximately $1,254,000, $541,000 and $395,000, respectively. There were no profit sharing plan contributions during this three-year period. The Company also maintains a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

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

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2006	2005	2004
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 55,526	$ 51,195	$ 45,074
Service cost	497	1,515	1,489
Interest cost	2,791	2,815	2,845
Plan changes	137	-	-
Curtailment gain	(6,412)	-	-
Actuarial (gain) loss	(2,189)	1,908	3,420
Benefits paid	(2,092)	(1,805)	(1,565)
Other	(154)	(102)	(68)
Benefit Obligation at End of Year	$ 48,104	$ 55,526	$ 51,195

(THOUSANDS OF DOLLARS)	2006	2005	2004
Change in Plan Assets
Fair value of plan assets at end of prior year	$ 36,595	$ 34,353	$ 32,252
Actual return on plan assets	3,101	1,720	2,509
Employer contributions	1,043	2,429	1,225
Benefits paid	(2,092)	(1,805)	(1,565)
Administrative expenses paid	(154)	(102)	(68)
Fair Value of Plan Assets at End of Year	$ 38,493	$ 36,595	$ 34,353
Funded Status
Deficiency of plan assets over projected benefit obligation	$(9,611)	$(18,931)	$(16,842)
Unrecognized net transition obligation	55	56	71
Unrecognized prior service cost	91	58	147
Unrecognized net actuarial loss	3,931	12,507	9,722
Accrued Pension Cost (Included in Retirement Plan Obligations)	$ (5,534)	$ (6,310)	$ (6,902)

Amounts Recognized in the Statement of Position Consist of
Prepaid benefit cost	$ -	$ 760	$ 755
Accrued benefit cost	(9,611)	(13,062)	(10,834)
Intangible assets	-	56	85
Accumulated other comprehensive loss	4,077	5,936	3,092
Net Recognized Amount	$ (5,534)	$ (6,310)	$ (6,902)

Accumulated Benefit Obligation	$ 48,020	$ 49,513	$ 46,472

Amounts Recognized in the Statement of Position Consist of
Prepaid benefit cost	$ -	$ 760	$ 755
Accrued benefit cost	(9,611)	(13,062)	(10,834)
Intangible assets	-	56	85
Accumulated other comprehensive loss	4,077	5,936	3,092
Net Recognized Amount	$ (5,534)	$ (6,310)	$ (6,902)

Accumulated Benefit Obligation	$ 48,020	$ 49,513	$ 46,472
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$ 48,104	$ 55,526	$ 51,195
Accumulated Benefit Obligation	$ 48,020	$ 49,513	$ 46,472
Fair Value of Plan Assets	$ 38,493	$ 36,595	$ 34,353

Components of Net Periodic Benefit Cost
Service cost	$ 497	$ 1,515	$ 1,489
Interest cost	2,791	2,815	2,845
Expected return on plan assets	(2,792)	(2,793)	(3,065)
Amortization of transition asset	7	6	4
Amortization of prior service cost	75	63	61
Recognized net actuarial gain	108	77	6
Net Periodic Benefit Cost	$ 686	$ 1,683	$ 1,340

Assumptions:

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate	5.90%	5.60%	5.85%
Rate of compensation increase	N/A	3.50%	3.50%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.60%	5.85%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.50%	3.50%	3.50%

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
Plan Asset Information: Asset Category	TARGET ALLOCATION FYE 2007	ALLOCATION PERCENTAGE FYE 2006	ALLOCATION PERCENTAGE FYE 2005
Equity securities	60%-70%	67.42%	65.71%
Debt securities	30%-40%	32.32%	33.85%
Real estate	0%	0.00%	0.00%
Other	0%	0.26%	0.44%
	100%	100%	100%

The investment objective of the Plan is to exceed the actuarial long-term rate of return on assets assumption of 8.25%. To that end, it is the Plan's practice to invest the assets in accordance with the minimum and maximum ranges established for each asset category. These targeted asset allocation ranges have been established in accordance with the overall risk and return objectives of the portfolio. The Plan employs other risk management practices that stress diversification and liquidity. For equity investments, no more than 10% of the equity portfolio can be invested in one issuer and typically no more than 20% of equity assets can be invested in one industry. Shares must be listed on major stock exchanges to assure liquidity. Debt securities are similarly governed by risk management rules. No more than 5% of the total portfolio may be invested in one issuer (except the United States government), and no one issuer can exceed 5% of the outstanding shares of that issuer. There are also quality ratings associated with debt securities that the Plan managers must adhere to. Certain assets or transactions are prohibited in the management of Plan assets, such as commodities, real estate (except mutual funds or REITS), venture capital, private placements, purchasing securities on margin and short selling.

The Company expects to contribute $1.3 million to its defined benefit pension plan, $1.2 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(THOUSANDS OF DOLLARS)	2007	2008	2009	2010	2011	2012 - 2016
	$1,653	$1,702	$1,793	$1,896	$2,027	$12,143

NOTE I - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At December 30, 2006, there were 460,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $346,788, $283,980 and $185,185 for fiscal 2006, 2005 and 2004, respectively. At December 30, 2006, there were 2,055,347 shares reserved and 395,623 shares available to be issued under the OI Plan. At December 30, 2006 the intrinsic value of the Stock Options outstanding and exercisable was approximately $2.6 million and $2.5 million, respectively, based upon a stock price of $7.51.

Stock option activity during the three years ended December 30, 2006 was as follows:
Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED
Outstanding at January 3, 2004	2,246,364	$ 6.48	2,787,951
Restricted Stock Grants	-	-	(152,900)
Director Retainers	-	-	(14,957)
Exercised	(99,810)	$ 4.86	(99,810)
Canceled	(213,408)	$ 7.76	(19,500)
Outstanding at January 1, 2005	1,933,146	$ 6.43	2,500,784
Restricted Stock Grants	-	-	(50,000)
Director Retainers	-	-	(14,354)
Exercised	(40,000)	$ 5.09	(40,000)
Granted	70,000	$ 5.12	-
Canceled	(144,803)	$ 8.20	-
Outstanding at December 31, 2005	1,818,343	$ 6.27	2,396,430
Restricted Stock Grants	-	-	(290,000)
Director Retainers	-	-	(12,783)
Exercised	(37,300)	$ 5.64	(37,300)
Canceled	(121,319)	$ 7.81	(1,000)
Outstanding at December 30, 2006	1,659,724	$ 6.17	2,055,347

The following chart contains summary information about the stock options outstanding at December 30, 2006:
	_______________OPTIONS OUTSTANDING_______________			___OPTIONS EXERCISABLE___
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	29,275	4.79	$ 4.40	22,608	$ 4.37
$ 4.56 - $ 4.56	500,000	2.88	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.09	181,150	3.52	$ 5.07	181,150	$ 5.07
$ 5.23 - $ 6.06	246,296	4.58	$ 5.67	206,296	$ 5.76
$ 6.16 - $ 6.94	71,772	5.26	$ 6.28	71,772	$ 6.28
$ 7.11 - $ 7.11	254,900	5.57	$ 7.11	254,900	$ 7.11
$ 7.63 - $ 7.63	209,800	4.57	$ 7.63	209,800	$ 7.63
$ 9.69 - $ 9.69	52,200	0.72	$ 9.69	52,200	$ 9.69
$ 9.97 - $ 9.97	109,581	0.95	$ 9.97	109,581	$ 9.97
$10.00 - $ 10.00	4,750	0.32	$10.00	4,750	$ 10.00
$ 4.34 - $ 10.00	1,659,724	3.76	$ 6.17	1,613,057	$ 6.20

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 91,144, 95,045 and 98,708 at December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

The fair value of each stock option granted under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted in fiscal years 2006 and 2004. The weighted average fair value per share of stock options granted during fiscal 2005 was $1.74. The key assumptions used to value the options granted in 2005 were a 4.34% weighted-average risk-free rate, an average expected life of 5 years, 29.44% volatility and a 0% dividend yield. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

NOTE J - INCOME TAXES

The provision for income taxes consists of the following:
(THOUSANDS OF DOLLARS)	2006	2005	2004
Currently Payable (Receivable):
Federal	$ (103)	$ 68	$ (900)
State	280	141	21
Foreign	1,302	83	741
	1,479	292	(138)
Deferred:
Federal	(408)	(160)	(368)
State	6	-	-
Foreign	110	57	(192)
	(292)	(103)	(560)
Total	$1,187	$ 189	$ (698)

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision (benefit) for income taxes from operations is as follows:
(THOUSANDS OF DOLLARS)	2006	2005	2004
Statutory Federal income tax provision (benefit)	$ 1,521	$ 195	$ (528)
State income tax expense, less Federal tax benefit	139	84	14
Foreign operations	(85)	(223)	576
Net tax on Section 965 dividend	-	861	-
Revisions to estimates	(293)	(370)	(586)
Benefit of export sales	(76)	(229)	(200)
Miscellaneous	(19)	(129)	26
Income Tax Provision (Benefit)	$ 1,187	$ 189	$ (698)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2006 and December 31, 2005 are as follows:
(THOUSANDS OF DOLLARS)	2006	2005
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes and
inventory reserves not deductible for tax purposes	$ 1,556	$ 3,224
Excess benefit plan	826	986
Accrued pension costs	1,701	1,915
Other	1,724	1,876
	5,807	8,001
Less valuation allowance	(569)	(1,225)
Current Deferred Tax Assets	5,238	6,776
Liabilities:
Current Deferred Tax Liabilities	135	436
Net Current Deferred Tax Asset	$ 5,103	$ 6,340

Long-Term Deferred Tax Assets:
Intangible assets	$ 2,172	$ 1,940
Accrued warranty costs	677	801
Foreign tax credit carryforward	922	-
Net operating loss carryforward	2,355	2,487
Accrued pension costs	1,540	2,018
Property, plant and equipment, principally due to
differences in depreciation	608	-
Other	241	213
	8,515	7,459
Less valuation allowance	(2,432)	(2,468)
Net Long-Term Deferred Tax Asset	$ 6,083	$ 4,991
Net Deferred Tax Asset	$11,186	$11,331

At December 30, 2006 and December 31, 2005, undistributed earnings of foreign subsidiaries amounted to approximately $22.0 million and $17.6 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are lent to the Company or a United States affiliate or if the Company should sell its stock in the subsidiaries. The amount of additional taxes that might be payable on the undistributed foreign earnings of $22.0 million approximates $7.0 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 965(a), which permitted a temporary dividends-received deduction of 85% of the cash dividends received by a United States shareholder from controlled foreign corporations and invested in the United States. Taxpayers could elect to apply the deduction to either the last tax year that begins before October 22, 2004 or the taxpayer's first tax year that begins during the one-year period beginning on October 22, 2004. During 2005, the Company repatriated $20.7 million subject to the 85% dividends-received deduction. The tax effect of this repatriation was a charge to 2005 tax expense of approximately $0.9 million.

At December 30, 2006, the Company had state net operating loss carryforwards of approximately $16.1 million, which begin to expire in 2007. Net operating loss carryforwards for certain foreign subsidiaries were approximately $5.6 million for tax purposes. A portion of these losses will expire in 2007. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The decrease of $0.7 million in the valuation allowance in fiscal 2006 primarily related to changes in the state deferred tax assets.

We are subject to income taxes in many jurisdictions around the world. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates for certain tax loss contingencies are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which the determination is made. We revise our estimates of such tax loss contingencies if and when appropriate. Changes made in fiscal 2006 and 2005 reflect changes in estimates due to better information, current actions by taxing authorities and the passing of statutes of limitation in certain jurisdictions.

NOTE K - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended December 30, 2006:
(THOUSANDS OF DOLLARS)	WRITING INSTRUMENTS & ACCESSORIES	OPTICAL	TOTAL
2006:
Revenues from external customers	$111,942	$27,394	$139,336
Depreciation and amortization	5,982	322	6,304
Segment (loss) profit	301	4,173	4,474
Restructuring charges	1,695	-	1,695
Segment assets	99,967	19,479	119,446
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	5,573	1,101	6,674
2005:
Revenues from external customers	$109,554	$19,561	$129,115
Depreciation and amortization	6,763	214	6,977
Segment (loss) profit	(1,991)	2,564	573
Restructuring charges	1,151	-	1,151
Segment assets	96,556	16,337	112,893
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	4,492	403	4,895

(THOUSANDS OF DOLLARS)	WRITING INSTRUMENTS & ACCESSORIES	OPTICAL	TOTAL
2004:
Revenues from external customers	$114,385	$15,095	$129,480
Depreciation and amortization	7,291	181	7,472
Segment (loss) profit	(2,377)	823	(1,554)
Restructuring charges	2,324	-	2,324
Segment assets	99,222	14,129	113,351
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	4,872	295	5,167

Geographic Information
(THOUSANDS OF DOLLARS)	2006	2005	2004
NET SALES:
United States	$ 73,857	$ 67,554	$ 63,891
Europe, Middle East and Africa	38,850	36,440	38,439
Asia Pacific	18,489	18,274	18,496
International Americas	8,140	6,847	8,654
Total Consolidated Net Sales	$139,336	$129,115	$129,480
Revenues are attributed to countries based on the location of customers.

LONG-LIVED ASSETS:
United States	$ 28,648	$ 32,854	$ 34,564
Foreign countries	5,677	936	1,399
Total Consolidated Long-Lived Assets	$ 34,325	$ 33,790	$ 35,963

NOTE L - CONTINGENCIES

The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At December 30, 2006, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

NOTE N - RECEIVABLE FROM CHINESE CONTRACT MANUFACTURER

In 2005, the Company transferred ownership of certain raw material and work-in-process inventory to its Chinese contract manufacturer as part of the restructuring program. During the second quarter 2006, the Company amended its arrangement with its Chinese contract manufacturer from a supplier type arrangement to a management agreement, whereby our Chinese partner will continue to provide their expertise on manufacturing in China and Cross will manufacture and own the product. As a result, the receivable from Chinese contract manufacturer was zero and approximately $4.6 million at December 30, 2006 and December 31, 2005, respectively.

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 30, 2006 and December 31, 2005:
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2006:	APRIL 1	JULY 1	SEPTEMBER 30	DECEMBER 30
Net sales	$29,562	$32,509	$31,919	$45,346

Gross profit	15,681	17,732	17,053	22,997

Net (Loss) Income	$ (129)	$ 409	$ 320	$ 2,687

Basic and Diluted Net (Loss) Income Per Share	$(0.01)	$0.03	$0.02	$0.18

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,684	14,699	14,707	14,712
Effect of Dilutive Securities:
Common stock equivalents	-	(A)	84	164	357
Denominator for Diluted Net (Loss) Income Per Share	14,684	14,783	14,871	15,069

2005:	APRIL 2	JULY 2	OCTOBER 1	DECEMBER 31
Net sales	$29,559	$29,041	$29,068	$41,447

Gross profit	14,928	14,400	13,295	20,286

Net (Loss) Income	$ (508)	$ (463)	$ (1,003)	$ 2,358	(B)

Basic and Diluted Net (Loss) Income Per Share	$(0.03)	$(0.03)	$(0.07)	$0.16

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,768	14,705	14,729	14,737
Effect of Dilutive Securities:
Common stock equivalents	-	(A)	-	(A)	-	(A)	26
Denominator for Diluted Net (Loss) Income Per Share	14,768	14,705	14,729	14,763
(A)	No incremental shares related to options or restricted stocks granted are included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.
(B)

During the quarter ended December 31, 2005, net income was increased by approximately $0.6 million due to the reversal of certain payroll tax and other non-income based tax reserves no longer deemed necessary.

NOTE P - SUBSEQUENT EVENT

On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island to Albion Crossing, LLC for a gross sales price of $15.75 million. At the same time, the Company entered into a lease with Albion Crossing, LLC to lease back a portion of its former facility at One Albion Road, Lincoln, Rhode Island for manufacturing, warehousing and office space. The initial term of this lease is ten years with two extension options for five years each.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Remediation of prior year material weakness:

As of December 31, 2005, the Company did not maintain effective controls over accounting for taxes. With respect to this control deficiency, the following steps have been taken:

1.	Development of definitive procedures for the detailed documentation and reconciliations supporting taxes payable, deferred income tax and tax provision balances and amounts.
2.	The engagement of an outside consultant specializing in the accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

With the implementation of the above measures and other events occurring prior to the preparation of the December 30, 2006 Consolidated Financial Statements, we have significantly improved our internal control over financial reporting and reduced to a remote likelihood the possibility of a material misstatement that would not be prevented or detected. We have therefore concluded that the above referenced material weakness in internal control over financial reporting has been fully corrected as of December 30, 2006.

B	Changes in Internal Control over Financial Reporting

Other than final changes in the remediation of the material weakness discussed above, no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2007 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Annual Report on Form 10-K.

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

See "Executive Compensation" in the registrant's definitive proxy statement for its 2007 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2007 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of December 30, 2006:
	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	1,659,724	$ 6.17	395,623
Equity compensation plans not
approved by security holders	-	-	-
Total	1,659,724	$6.17	395,623
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" in the registrant's definitive proxy statement for the 2007 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2007 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

Consolidated Statements of Operations for the Years Ended December 30, 2006,
December 31, 2005 and January 1, 2005

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005

Consolidated Statements of Cash Flows for the Years Ended December 30, 2006,
December 31, 2005 and January 1, 2005

Notes to Consolidated Financial Statements

(3) Listing of Exhibits

EXHIBIT
	NUMBER	DESCRIPTION

	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)

	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)

	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)

	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)

	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *

	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the Registrant's report on Form 10-K for the year ended December 31, 1997) *

	(10.3)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by Reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.4)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.5)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended July 3, 2004) *

	(10.6)	Executive Employment Contract - Peter J. Canole dated November 18, 2004 (incorporated by reference to Exhibit (10.8) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.7)	Executive Employment Contract - Charles S. Mellen dated November 21, 2004 (incorporated by reference to Exhibit (10.9) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.8)	Executive Employment Contract - Kevin F. Mahoney dated January 11, 2005 (incorporated by reference to Exhibit (10.10) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.9)	A.T. Cross Company Long Term Incentive Plan and Severance Program for senior management
(incorporated by reference to the registrant's report on Form 8-K filed October 25, 2005) *

	(10.10)	A.T. Cross Company Incentive Compensation Plan - 2007 *

	(10.11)	Credit Agreement with Bank of America, N.A., (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended April 1, 2006)

	(10.12)	First Amendment to Credit Agreement with Bank of America, N.A., (incorporated by reference to
Exhibit (10) to the registrant's report on Form 8-K filed October 26, 2006)

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
Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS__________ (Russell A. Boss)	Chairman & Director	March 15, 2007

/s/BRADFORD R. BOSS________ (Bradford R. Boss)	Chairman Emeritus & Director	March 15, 2007

/s/DAVID G. WHALEN__________ (David G. Whalen)	President & Director (Chief Executive Officer)	March 15, 2007

/s/KEVIN F. MAHONEY_________ (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 15, 2007

/s/GARY S. SIMPSON__________ (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 15, 2007

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 15, 2007

/s/EDWARD J. COONEY_______ (Edward J. Cooney)	Director	March 15, 2007

/s/GALAL P. DOSS____________ (Galal P. Doss)	Director	March 15, 2007

/s/TERRENCE MURRAY________ (Terrence Murray)	Director	March 15, 2007

/s/ANDREW J. PARSONS______ (Andrew J. Parsons)	Director	March 15, 2007

/s/JAMES C. TAPPAN__________ (James C. Tappan)	Director	March 15, 2007