Form 10-Q
period 2007-03-31
CROSS A T CO
filed 2007-05-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or
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

requirements for the past 90 days.					X	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
	Large accelerated filer			__		Accelerated filer		__	Non-accelerated filer	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2007:
		Class A common stock - Class B common stock -					13,517,904 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	MARCH 31, 2007	DECEMBER 30, 2006
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 20,024	$ 11,307
Accounts receivable, net	24,839	31,990
Inventories
Finished goods	15,981	13,807
Work in process	4,624	4,008
Raw materials	7,939	7,107
	28,544	24,922
Deferred income taxes	5,105	5,103
Other current assets	5,366	5,153
Total Current Assets	83,878	78,475

Property, Plant and Equipment	103,929	125,842
Less accumulated depreciation	90,241	103,306
Net Property, Plant and Equipment	13,688	22,536
Goodwill	7,288	7,288
Intangibles, Net	4,419	4,501
Deferred Income Taxes	8,712	6,083
Other Assets	1,024	563
Total Assets	$ 119,009	$ 119,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 17,947	$ 20,888
Accrued compensation and related taxes	3,951	5,012
Retirement plan obligations	2,029	2,397
Restructuring liabilities	219	636
Income taxes payable	1,416	1,363
Total Current Liabilities	25,562	30,296
Retirement Plan Obligations	7,515	7,779
Long-Term Deferred Gain on Sale of Real Estate	4,693	0
Long-Term Debt	4,000	7,100
Other Long-Term Liabilities	2,752	0
Accrued Warranty Costs	1,308	1,308
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 16,917 shares issued and
13,518 shares outstanding at March 31, 2007, and 16,799 shares
issued and 13,399 shares outstanding at December 30, 2006	16,917	16,799
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at March 31, 2007 and December 30, 2006	1,805	1,805
Additional paid-in capital	17,960	17,345
Retained earnings	65,788	66,363
Accumulated other comprehensive loss	(2,977)	(3,035)
	99,493	99,277
Treasury stock, at cost	(26,314)	(26,314)
Total Shareholders' Equity	73,179	72,963
Total Liabilities and Shareholders' Equity	$ 119,009	$ 119,446

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	MARCH 31, 2007	APRIL 1, 2006

Net sales	$ 32,572	$ 29,562
Cost of goods sold	14,200	13,881
Gross Profit	18,372	15,681

Selling, general and administrative expenses	15,879	13,552
Service and distribution costs	1,454	1,209
Research and development expenses	599	533
Restructuring charges	152	578
Operating Income (Loss)	288	(191)

Interest and other expense	(40)	(27)

Income (Loss) Before Income Taxes	248	(218)

Income tax provision (benefit)	125	(89)

Net Income (Loss)	$ 123	$ (129)

Basic and Diluted Net Income (Loss) Per Share:
Net Income (Loss) Per Share	$ 0.01	$(0.01)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	14,778	14,684
Effect of dilutive securities	525	- ( A )
Denominator for Diluted Net Income(Loss) Per Share	15,303	14,684

(A) No incremental shares related to options or restricted stock granted are included due to the net loss since the effects of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	MARCH 31, 2007	APRIL 1, 2006

Net Income (Loss)	$ 123	$ (129)
Other Comprehensive Income (Loss), Net of Tax:
Minimum pension liability adjustment, net of related tax	(15)	(25)
Foreign currency translation adjustments	73	44
Comprehensive Income (Loss)	$ 181	$ (110)

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	MARCH 31, 2007	APRIL 1, 2006
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net Income (loss)	$ 123	$ (129)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,312	1,741
Restructuring charges	152	578
Restructuring charges paid	(569)	(530)
Provision for bad debts	8	48
Provision for accrued warranty costs	97	151
Warranty costs paid	(97)	(151)
Stock-based compensation	163	116
Foreign currency transaction loss (gain)	4	(21)
Changes in operating assets and liabilities:
Accounts receivable	7,439	8,812
Inventories	(3,572)	(1,525)
Receivable from Chinese contract manufacturer	0	(263)
Other assets - net	(141)	180
Accounts payable and other liabilities - net	(7,298)	(3,029)
Net Cash (Used in) Provided by Operating Activities	(2,379)	5,978

Investing Activities:
Net proceeds from sale of real estate	15,329	0
Additions to property, plant and equipment	(1,710)	(1,006)
Additions to trademarks and patents	(50)	(29)
Net Cash Provided by (Used in) Investing Activities	13,569	(1,035)

Financing Activities:
Repayment of long-term debt	(3,100)	(4,956)
Proceeds from sale of Class A common stock	570	10
Net Cash Used in Financing Activities	(2,530)	(4,946)

Effect of exchange rate changes on cash and cash equivalents	57	55

Increase in Cash and Cash Equivalents	8,717	52

Cash and cash equivalents at beginning of period	11,307	11,074

Cash and Cash Equivalents at End of Period	$ 20,024	$ 11,126

Income taxes paid, net	1,016	(66)
Interest paid	130	63

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 29, 2007. The Company has historically recorded its highest sales in the fourth quarter. Certain prior year amounts have been reclassified in order to conform to the current year presentation. In the three month period ending April 1, 2006, $302,000 was reclassified from selling, general and administrative expenses to service and distribution costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

NOTE B - Income Taxes
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48. The company recorded a charge to retained earnings of $698,000 as a result of the adoption of this standard.

As of January 1, 2007, the Company has provided a liability of $2,114,000 for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $1,250,000 would impact the Company's effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets of $192,000 and the Federal tax benefit of state income tax items of $105,000. The reserve has increased by $19,000 in the quarter ended March 31, 2007.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the calendar years ended 2003, 2004, 2005 and 2006. The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

As of January 1, 2007, the Company has accrued $382,000 of interest and $184,000 of penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest is $435,000 and the total amount of accrued penalties is $184,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of FIN 48, including tax, interest and penalty, are included in other long-term liabilities on the Company's consolidated balance sheet.

NOTE C - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of March 31, 2007, approximately 181 manufacturing positions in Lincoln, Rhode Island had been eliminated as a result of this program. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. This restructuring program was essentially complete as of March 31, 2007. The Company incurred $7.8 million in restructuring charges over the life of this program. Of this, approximately $5.2 million was for severance and related expenses and $2.6 million was for professional fees and other.

The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 30, 2006	$ 636	$ 0	$ 636
Restructuring charges incurred	0	152	152
Cash payments	(417)	(152)	(569)
Balances at March 31, 2007	$ 219	$ 0	$ 219

NOTE D - Segment Information
The Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss before income taxes. Following is the segment information for the Company for the three month periods ended March 31, 2007 and April 1, 2006:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
Revenues from External Customers:
WI&A	$ 24,693	$ 23,570
Optical	7,879	5,992
Total	$ 32,572	$ 29,562
Depreciation and Amortization:
WI&A	$ 1,211	$ 1,680
Optical	101	61
Total	$ 1,312	$ 1,741
Segment (Loss) Profit Before Income Taxes:
WI&A	$ (407)	$ (1,139)
Optical	655	921
Total	$ 248	$ (218)
Restructuring Charges:
WI&A	$ 152	$ 578
Optical	-	-
Total	$ 152	$ 578

	MARCH 31, 2007	DECEMBER 30, 2006
Segment Assets:
WI&A	$ 96,847	$ 99,967
Optical	22,162	19,479
Total	$ 119,009	$ 119,446
Goodwill:
WI&A	$ 3,944	$ 3,944
Optical	3,344	3,344
Total	$ 7,288	$ 7,288

NOTE E - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $428,000 at March 31, 2007 and December 30, 2006, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
Accrued Warranty Costs - beginning of period	$ 1,736	$ 1,919
Warranty costs paid	(97)	(151)
Warranty costs accrued	97	151
Accrued Warranty Costs - end of period	$ 1,736	$ 1,919

NOTE F - Stock-Based Compensation

Omnibus Incentive Plan (the "OI Plan")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At March 31, 2007, there were 1,937,800 shares reserved and 368,676 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

Stock Options

Stock Option activity during the three month period ended March 31, 2007 was as follows:

Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE	SHARES RESERVED
Outstanding at December 30, 2006	1,659,724	$ 6.17	2,055,347
Restricted Stock Grants	-	-	(25,000)
Director Retainers	-	-	(1,947)
Exercised	(90,600)	6.20	(90,600)
Outstanding at March 31, 2007	1,569,124	$ 6.16	1,937,800

No stock options were granted in the three month periods ended March 31, 2007 and April 1, 2006. No Stock Options were exercised during the three months ended April 1, 2006. At March 31, 2007, the intrinsic value of the Stock Options outstanding and exercisable was approximately $4.3 million and $4.2 million, respectively, based upon a stock price of $8.78. Compensation expense recognized for Stock Options under the OI Plan amounted to $10,000 and $14,000 for three month periods ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007, $37,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over a weighted-average 11 months. The following chart contains summary information about the Stock Options outstanding at March 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	29,275	4.54	$ 4.40	22,608	$ 4.37
$ 4.56 - $ 4.56	500,000	2.63	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.23	204,750	4.62	$ 5.11	184,750	$ 5.10
$ 5.26 - $ 6.06	170,696	3.34	$ 5.79	170,696	$ 5.79
$ 6.16 - $ 6.94	66,772	5.27	$ 6.29	66,772	$ 6.29
$ 7.11 - $ 7.11	244,500	5.32	$ 7.11	244,500	$ 7.11
$ 7.63 - $ 7.63	186,600	4.32	$ 7.63	186,600	$ 7.63
$ 9.69 - $ 9.69	52,200	0.47	$ 9.69	52,200	$ 9.69
$ 9.97 - $ 9.97	109,581	0.70	$ 9.97	109,581	$ 9.97
$ 10.00 - $ 10.00	4,750	0.07	$10.00	4,750	$ 10.00
$ 4.34 - $ 10.00	1,569,124	3.52	$ 6.16	1,542,457	$ 6.18

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

Restricted Stock

At March 31, 2007, there were 483,000 shares of Restricted Stock outstanding under the OI Plan. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $136,000 and $85,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. The weighted average fair value per share of Restricted Stock granted during three months ended March 31, 2007 was $8.98. As of March 31, 2007, $1,612,000 of total unrecognized compensation cost related to Restricted Stock is expected to be recognized over a weighted-average 21 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 90,122 and 92,740 at March 31, 2007 and April 1, 2006, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $889 and $1,014 for the three months ended March 31, 2007 and April 1, 2006, respectively.

NOTE G - Line of Credit

The Company currently has a secured revolving line of credit with Bank of America, N.A. Under this line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts borrowed under the facility may be borrowed, repaid without penalty and reborrowed by the Company. This credit facility matures and amounts outstanding must be paid on December 31, 2008.

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

At March 31, 2007, the outstanding balance of the Company's line of credit was $4.0 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $16.0 million. At December 30, 2006, the outstanding balance of the Company's line of credit was $7.1 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $12.9 million.

NOTE H - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit at 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other (expense) income in the consolidated statements of operations. At March 31, 2007, the notional value of the interest rate swap was $3.8 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $60,000 and $78,000 at March 31, 2007 and December 30, 2006, respectively, and was reported in other current assets.

NOTE I - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
Service cost	$ 16	$ 17
Interest cost	555	525
Expected return on plan assets	(599)	(589)
Amortization of prior service cost	3	0
Net Periodic Benefit Cost	$ (25)	$ (47)

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

NOTE J- Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The most recent required annual impairment tests for all segments were performed on November 27, 2006 and the Company concluded that goodwill was not impaired. The Company also reviewed its indefinite lived intangible assets and concluded that under SFAS No. 142 they were unimpaired. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	MARCH 31, 2007			DECEMBER 30, 2006
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 8,419	$ 7,752	$ 667	$ 8,378	$ 7,667	$ 711
Patents	2,994	2,642	352	2,985	2,595	390
	$ 11,413	$ 10,394	1,019	$ 11,363	$ 10,262	1,101
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles, Net			$ 4,419			$ 4,501

NOTE K - New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the Company will apply the provisions of SFAS No. 157 prospectively as of that date. The Company is in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on its consolidated financial statements and related disclosures when it becomes effective in 2008.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115," which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 159 will have, if any, on our consolidated financial position and results of operations.

NOTE L - Contingencies
The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At March 31, 2007, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses. The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, the Company offers a line of watches, reading glasses and a variety of personal and business accessories. The Company offers a lower priced line of writing instruments and after-market refills under the brand name Penatia. We also offer writing instruments under licensed brands such as Bill Blass. The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc, a designer, manufacturer and marketer of high-quality polarized sunglasses.

In the first quarter of 2007, the Company reported net income of $0.1 million, or one cent per share, compared to a net loss of $0.1 million, or one cent per share, in the first quarter of 2006. The improved result in 2007 was due to higher sales and improved gross margins in both segments. Restructuring charges recorded in the first quarter of 2007 were $0.2 million compared to $0.6 million recorded in the first quarter of 2006.

Results of Operations First Quarter 2007 Compared to First Quarter 2006

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	MARCH 31, 2007	APRIL 1, 2006	CHANGE
Writing Instruments and Accessories:
Americas	$ 10,135	$ 9,786	3.6%
Europe, Middle East and Africa	8,507	7,696	10.5%
Asia	5,120	5,387	(5.0)%
Other	931	701	32.8%
Sub-total	24,693	23,570	4.8%
Optical	7,879	5,992	31.5%
Consolidated Net Sales	$ 32,572	$ 29,562	10.2%

Consolidated net sales were $32.6 million in the first quarter of 2007 compared to $29.6 million in the first quarter of 2006. The effect of foreign exchange was favorable to consolidated first quarter 2007 sales results by approximately $0.5 million, or 1.8 percentage points.

Writing instruments and accessories revenue in the Americas region increased 3.6% to $10.1 million in the first quarter of 2007 compared to the first quarter of 2006.

The Europe, Middle East and Africa ("EMEA") region sales of $8.5 million increased 10.5% compared to last year's first quarter. Foreign exchange was favorable to EMEA sales results by approximately 7.6 percentage points.

Sales of $5.1 million in the Asian markets were 5.0% lower in the first quarter of 2007 compared to the first quarter of 2006. This was primarily due to a large business gift order in the first quarter of 2006 in Japan that was not repeated in the first quarter of 2006.

Other revenue, which includes OEM revenue, was $0.9 million, an increase of 32.8% from the prior year's first quarter. This represented approximately 4% and 3% of total writing instruments and accessory revenue in the first quarter of 2007 and 2006, respectively.

Optical segment sales of $7.9 million in the first quarter of 2007 increased 31.5% compared to the first quarter of 2006. The sales increase was due to the effect of a number of new product launches, aimed to appeal to women and college students and expanded distribution.

Consolidated gross margins improved 340 basis points in the first quarter of 2007 compared to the first quarter of 2006. The WI&A gross margin improved 390 basis points in the first quarter of 2007 compared to the first quarter of 2006. This improvement was due to the lower manufacturing costs resulting from our transition to manufacturing in China. Optical segment gross margin improved by 90 basis points from the first quarter of 2006, primarily due to the positive effect of higher new product margins.

Selling, general and administrative ("SG&A") expenses of $15.9 million in the first quarter of 2007 were 17.2% higher than the first quarter of 2006. WI&A SG&A was 8.6% higher in the first quarter of 2007 compared to the first quarter of 2006 due, in part, to higher planned selling expenses related to the increased sales volume. Optical segment SG&A increased 62.1% in the first quarter of 2007 due largely to higher planned selling expenses related to the increased sales volume in the quarter. In addition, first quarter promotional expenses were higher due to planned programs. The Company does not expect promotional spending to increase at the same rate for the remainder of the year.

Service and distribution costs increased from $1.2 million in the first quarter of 2006 to $1.5 million in the first quarter of 2007 due to increased sales volume in the quarter and additional costs related to the transition to manufacturing in China.

The Company recorded $0.2 million of pre-tax restructuring charges in the first quarter of 2007 compared to $0.6 million in the first quarter of 2006. The charges incurred in the first quarter of 2007 were primarily professional fees and other charges related to the transition of the Company's manufacturing operations to China.

Interest and other expense was expense of $40,000 in the first quarter of 2007 compared to expense of $27,000 in the first quarter of 2006.

In the first quarter of 2007, the effective tax rate was 33.5% compared to 40.8% in the first quarter of 2006. Included in the first quarter 2007 tax provision is approximately $46,000 of income tax expense related to the accrual of interest and penalties in accordance with FIN 48.

Liquidity and Sources of Capital

The Company's sources of liquidity and capital resources are its cash and cash equivalents ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, contributions to the retirement plans and debt service. The Company expects its future cash needs in 2007 will be met by these sources of liquidity and capital.

The Company's cash balance of $20.0 million at March 31, 2007 increased $8.7 million from December 30, 2006, a result of many factors, the most significant of which are described in this section.

On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross agreed to lease back approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, RI where it will continue to house its corporate headquarters. Gross proceeds related to the sale were $15.8 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense.

Accounts receivable decreased since the end of fiscal 2006 by approximately $7.2 million to $24.8 million. WI&A accounts receivable decreased $8.7 million and the optical segment accounts receivable increased $1.5 million. The decline in WI&A accounts receivable was due to the lower WI&A sales volume in February and March of 2007 compared to November and December of 2006. The increase in optical segment accounts receivable was due primarily to the higher optical segment sales volume in the first quarter.

Inventory was $28.5 million at March 31, 2007, an increase of $3.6 million since December 30, 2006. WI&A inventory increased $2.5 million and Costa Del Mar sunglass inventory levels increased by $1.1 million from year end 2006. The increase in inventory was due largely to the increase in stock levels to support product launches in both the WI&A and optical segments. The optical segment typically records its highest sales in the second quarter.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $16.0 million at March 31, 2007. In the first quarter of 2007, the Company paid approximately $3.1 million on its secured line of credit agreement.

In the first quarter of 2007 approximately $0.6 million was paid as a result of the corporate restructuring program initiated in July 2003. This program was essentially complete at March, 31, 2007. The Company incurred $7.8 million in restructuring charges over the life of this program. The amount paid since the inception of this program through the end of the first quarter 2007 was approximately $7.6 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies.

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

At March 31, 2007, cash available for domestic operations was approximately $15.6 million, while cash held offshore was approximately $4.4 million.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the introduction of new writing instrument products; the new direct to consumer initiatives; the performance of Cross branded non writing instrument products, including watches, precision readers and business accessories; the availability of necessary raw materials and manufacturing technologies; the continued performance of Costa Del Mar; innovation of the Company's programs; benefits of a streamlined operation; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2006 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2006 Annual Report on Form 10-K.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the first quarter 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended December 30, 2006 for a complete discussion of the Company's legal proceedings. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended December 30, 2006 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

A. T. CROSS COMPANY

Date: May 14, 2007	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 14, 2007	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer