Form 10-Q
period 2007-06-30
CROSS A T CO
filed 2007-08-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or
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

requirements for the past 90 days.					X	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
	Large accelerated filer			__		Accelerated filer		__	Non-accelerated filer	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 28, 2007:
		Class A common stock - Class B common stock -					13,651,075 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES)	JUNE 30, 2007	DECEMBER 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 13,808	$ 11,307
Accounts receivable, net	24,091	31,990
Inventories
Finished goods	20,167	13,807
Work in process	4,858	4,008
Raw materials	8,342	7,107
	33,367	24,922
Deferred income taxes	5,095	5,103
Other current assets	5,284	5,153
Total Current Assets	81,645	78,475

Property, Plant and Equipment	105,830	125,842
Less accumulated depreciation	91,338	103,306
Net Property, Plant and Equipment	14,492	22,536
Goodwill	7,288	7,288
Intangibles, Net	4,362	4,501
Deferred Income Taxes	8,748	6,083
Other Assets	1,093	563
Total Assets	$ 117,628	$ 119,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 15,158	$ 20,888
Accrued compensation and related taxes	5,071	5,012
Retirement plan obligations	2,178	2,397
Restructuring liabilities	100	636
Income taxes payable	122	1,363
Total Current Liabilities	22,629	30,296
Retirement Plan Obligations	7,205	7,779
Deferred Gain on Sale of Real Estate	4,562	0
Long-Term Debt	3,487	7,100
Other Long-Term Liabilities	2,829	0
Accrued Warranty Costs	1,308	1,308
Commitments and Contingencies (Note M)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,049 shares issued and
13,649 shares outstanding at June 30, 2007, and 16,799 shares
issued and 13,399 shares outstanding at December 30, 2006	17,049	16,799
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at June 30, 2007 and December 30, 2006	1,805	1,805
Additional paid-in capital	19,164	17,345
Retained earnings	66,778	66,363
Accumulated other comprehensive loss	(2,874)	(3,035)
	101,922	99,277
Treasury stock, at cost	(26,314)	(26,314)
Total Shareholders' Equity	75,608	72,963
Total Liabilities and Shareholders' Equity	$ 117,628	$ 119,446
See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006

Net sales	$ 36,476	$ 32,509	$ 69,048	$ 62,071
Cost of goods sold	16,022	14,777	30,222	28,658
Gross Profit	20,454	17,732	38,826	33,413

Selling, general and administrative expenses	16,462	14,596	32,341	28,148
Service and distribution costs	1,335	1,607	2,789	2,816
Research and development expenses	636	598	1,235	1,131
Restructuring charges	143	239	295	817
Operating Income	1,878	692	2,166	501

Interest income	166	56	260	131
Interest expense	(146)	(88)	(280)	(236)
Other (expense) income:	(246)	46	(246)	92
Interest and Other (Expense) Income	(226)	14	(266)	(13)

Income Before Income Taxes	1,652	706	1,900	488

Income tax provision	662	297	787	208

Net Income	$ 990	$ 409	$ 1,113	$ 280

Net Income Per Share:
Basic	$0.07	$0.03	$0.07	$ 0.02
Diluted	$0.06	$0.03	$0.07	$ 0.02

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,940	14,699	14,848	14,692
Effect of dilutive securities	592	84	561	77
Denominator for Diluted Net Income Per Share	15,532	14,783	15,409	14,769

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006

Net Income	$ 990	$ 409	$ 1,113	$ 280
Other Comprehensive Income, Net of Tax:
Minimum pension liability adjustment, net of related tax	(15)	(61)	(30)	(87)
Foreign currency translation adjustments	118	303	191	348
Comprehensive Income	$ 1,093	$ 651	$ 1,274	$ 541

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JUNE 30, 2007	JULY 1, 2006
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net Income	$ 1,113	$ 280
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	2,490	3,515
Restructuring charges	295	817
Restructuring charges paid	(831)	(850)
Amortization of deferred gain	(174)	0
Provision for bad debts	94	145
Provision for accrued warranty costs	194	348
Warranty costs paid	(194)	(326)
Excess tax benefit from stock-based awards	(255)	0
Stock-based compensation	329	235
Foreign currency transaction loss (gain)	17	(146)

Changes in operating assets and liabilities:
Accounts receivable	8,017	9,726
Inventories	(8,402)	(7,630)
Receivable from Chinese contract manufacturer	0	4,429
Other assets - net	(119)	(56)
Accounts payable and other liabilities - net	(9,303)	(3,527)
Net Cash (Used in) Provided by Operating Activities	(6,729)	6,960

Investing Activities:
Net proceeds from sale of real estate	15,329	0
Additions to property, plant and equipment	(4,168)	(2,004)
Additions to trademarks and patents	(124)	(216)
Net Cash Provided by (Used in) Investing Activities	11,037	(2,220)

Financing Activities:
Excess tax benefit from stock based awards	255	0
Repayment of long-term debt	(6,613)	(5,506)
Borrowing on long-term debt agreement	3,000	0
Proceeds from sale of Class A common stock	1,485	31
Net Cash Used in Financing Activities	(1,873)	(5,475)

Effect of exchange rate changes on cash and cash equivalents	66	253

Increase (Decrease) in Cash and Cash Equivalents	2,501	(482)

Cash and cash equivalents at beginning of period	11,307	11,074

Cash and Cash Equivalents at End of Period	$ 13,808	$ 10,592

Income taxes paid, net	3,657	20
Interest paid	235	290

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 29, 2007. The Company has historically recorded its highest sales in the fourth quarter. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Certain prior year amounts have been reclassified in order to conform to the current year presentation. In the three and six month periods ending July 1, 2006, $305,000 and $607,000 respectively, was reclassified from selling, general and administrative expenses to service and distribution costs as these expenses were determined to be related to the distribution of product. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

NOTE B - Sale of Real Estate
On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross entered into an operating lease for approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, RI where it continues to house its corporate headquarters. Net proceeds related to the sale were $15.3 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense.

NOTE C - Income Taxes
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

Effective December 31, 2006, the Company has adopted the provisions of FIN 48. The company recorded a charge to retained earnings of $698,000 as a result of the adoption of this standard.

As of December 31, 2006, the Company has provided a liability of $2,114,000 for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $1,250,000 would impact the Company's effective tax rate, if recognized. The unrecognized tax benefit has increased by $38,000 in the six months ended June 30, 2007.

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

As of December 31, 2006, the Company has accrued $382,000 of interest and $184,000 of penalties related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest is $493,000 and the total amount of accrued penalties is $184,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of FIN 48, including tax, interest and penalty, are included in other long-term liabilities on the Company's condensed consolidated balance sheet.

NOTE D - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of June 30, 2007, approximately 181 manufacturing positions in Lincoln, Rhode Island had been eliminated as a result of this program. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. This restructuring program was essentially complete as of June 30, 2007. The Company incurred $7.9 million in restructuring charges over the life of this program. Of this, approximately $5.2 million was for severance and related expenses and $2.7 million was for professional fees and other.

The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 30, 2006	$ 636	$ 0	$ 636
Restructuring charges incurred	0	152	152
Cash payments	(417)	(152)	(569)
Balances at March 31, 2007	219	0	219
Restructuring charges incurred	0	143	143
Cash payments	(119)	(143)	(262)
Balances at June 30, 2007	$ 100	$ 0	$ 100

NOTE E - Segment Information
The Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. The Company evaluates segment performance based upon profit or loss before income taxes. Following is the segment information for the Company for the three and six month periods ended June 30, 2007 and July 1, 2006:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006
Revenues from External Customers:
WI&A	$ 23,906	$ 23,646	$ 48,599	$ 47,216
Optical	12,570	8,863	20,449	14,855
Total	$ 36,476	$ 32,509	$ 69,048	$ 62,071
Depreciation and Amortization:
WI&A	$ 1,072	$ 1,702	$ 2,283	$ 3,382
Optical	106	72	207	133
Total	$ 1,178	$ 1,774	$ 2,490	$ 3,515
Segment (Loss) Profit:
WI&A	$ (1,540)	$ (1,311)	$ (1,947)	$ (2,450)
Optical	3,192	2,017	3,847	2,938
Total	$ 1,652	$ 706	$ 1,900	$ 488
Restructuring Charges:
WI&A	$ 143	$ 239	$ 295	$ 817
Optical	0	0	0	0
Total	$ 143	$ 239	$ 295	$ 817

	JUNE 30, 2007		DECEMBER 30, 2006
Segment Assets:
WI&A	$ 93,373		$ 99,967
Optical	24,255		19,479
Total	$ 117,628		$ 119,446
Goodwill:
WI&A	$ 3,944		$ 3,944
Optical	3,344		3,344
Total	$ 7,288		$ 7,288

NOTE F - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $428,000 at June 30, 2007 and December 30, 2006, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006
Accrued Warranty Costs - beginning of period	$ 1,736	$ 1,919	$ 1,736	$ 1,919
Warranty costs paid	(97)	(175)	(194)	(326)
Warranty costs accrued	97	197	194	348
Accrued Warranty Costs - end of period	$ 1,736	$ 1,941	$ 1,736	$ 1,941

NOTE G - Stock-Based Compensation

Omnibus Incentive Plan (the "OI Plan")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the shares; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At June 30, 2007, there were 1,804,849 shares reserved and 369,608 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

Stock Options

Stock Option activity during the six month period ended June 30, 2007 was as follows:

Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE
Outstanding at December 30, 2006	1,659,724	$ 6.17
Restricted Stock Grants	-	-
Director Retainers	-	-
Exercised	(219,733)	6.72
Cancelled	(4,750)	10.00
Outstanding at June 30, 2007	1,435,241	$ 6.07

No stock options were granted in the six month periods ended June 30, 2007 and July 1, 2006. At June 30, 2007, the intrinsic value of the Stock Options outstanding and exercisable was approximately $7.9 million and $7.7 million, respectively, based upon a stock price of $11.55. Compensation expense recognized for Stock Options under the OI Plan amounted to $10,000 and $15,000 for three month periods ended June 30, 2007 and July 1, 2006, respectively and $20,000 and $29,000 for the six month periods ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007, $27,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over a weighted-average 7 months. The following chart contains summary information about the Stock Options outstanding at June 30, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	25,942	3.79	$ 4.38	19,275	$ 4.34
$ 4.50 - $ 4.69	504,000	2.39	$ 4.56	504,000	$ 4.56
$ 4.69 - $ 5.23	170,550	4.64	$ 5.13	150,550	$ 5.12
$ 5.26 - $ 6.06	158,696	3.22	$ 5.77	158,696	$ 5.77
$ 6.16 - $ 6.20	40,500	5.59	$ 6.17	40,500	$ 6.17
$ 6.94 - $ 6.94	9,772	1.26	$ 6.94	9,772	$ 6.94
$ 7.11 - $ 7.11	225,200	5.07	$ 7.11	225,200	$ 7.11
$ 7.63 - $ 7.63	170,300	4.08	$ 7.63	170,300	$ 7.63
$ 9.69 - $ 9.69	36,700	0.22	$ 9.69	36,700	$ 9.69
$ 9.97 - $ 9.97	93,581	0.45	$ 9.97	93,581	$ 9.97
$ 4.34 - $ 9.97	1,435,241	3.29	$ 6.07	1,408,574	$ 6.09

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

Non-Vested Equity Shares

At June 30, 2007, there were 473,000 shares of Non-Vested Equity Shares outstanding under the OI Plan. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $138,000 and $86,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $274,000 and $171,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. In the first six months of 2007, 25,000 Non-Vested Equity Shares were issued. The weighted average fair value per share of Non-Vested Equity Shares granted during six months ended June 30, 2007 was $8.98. As of June 30, 2007, $1,473,000 of total unrecognized compensation cost related to Non-Vested Equity Shares is expected to be recognized over a weighted-average 18 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 90,122 and 92,740 at June 30, 2007 and July 1, 2006, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $889 and $1,014 for the six months ended June 30, 2007 and July 1, 2006, respectively.

NOTE H - Line of Credit

The Company has a secured revolving line of credit with Bank of America, N.A. Under this line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts borrowed under the facility may be borrowed, repaid without penalty and reborrowed by the Company. This credit facility matures and amounts outstanding must be paid on December 31, 2008.

The interest rate for the Committed Loans will be, at the Company's option, either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the bank's prime rate. The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin. The applicable margin for LIBOR and Eurocurrency loans will be an amount between 1.50% and 2.25%, which amount will vary from time to time based upon the Company's consolidated leverage ratio.

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain of the domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and certain of its domestic subsidiaries. As of June 30, 2007, the Company is in compliance with all loan covenants.

At June 30, 2007, the outstanding balance of the Company's line of credit was $3.5 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $16.5 million. At December 30, 2006, the outstanding balance of the Company's line of credit was $7.1 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $12.9 million.

NOTE I - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit at 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other (expense) income in the consolidated statements of operations. At June 30, 2007, the notional value of the interest rate swap was $3.5 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $49,000 and $78,000 at June 30, 2007 and December 30, 2006, respectively, and was reported in other current assets.

NOTE J - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006
Service cost	$ 17	$ 207	$ 33	$ 224
Interest cost	554	606	1,109	1,131
Expected return on plan assets	(599)	(533)	(1,198)	(1,122)
Amortization of unrecognized loss	-	51	-	51
Amortization of prior service cost	3	5	6	5
Net Periodic Benefit Cost	(25)	336	(50)	289
Curtailment gain	-	(283)	-	(283)
Total Expense	$ (25)	$ 53	$ (50)	$ 6

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

NOTE K- Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that would indicate an impairment is possible. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The most recent required annual impairment tests for all segments were performed on November 27, 2006 and the Company concluded that goodwill was not impaired. The Company also reviewed its indefinite lived intangible assets and concluded that under SFAS No. 142 they were unimpaired. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	JUNE 30, 2007			DECEMBER 30, 2006
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 8,492	$ 7,838	$ 654	$ 8,378	$ 7,667	$ 711
Patents	2,996	2,688	308	2,985	2,595	390
	$ 11,488	$ 10,526	962	$ 11,363	$ 10,262	1,101
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles, Net			$ 4,362			$ 4,501

The estimated future amortization expense for other intangibles remaining as of December 30, 2006 was as follows:

(THOUSANDS OF DOLLARS)	2007	2008	2009	2010
	$ 478	$ 333	$ 206	$ 84

NOTE L - New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning December 30, 2007, and the Company will apply the provisions of SFAS No. 157 prospectively as of that date. The Company is in the process of determining the impact, if any, the adoption of SFAS No. 157 may have on its consolidated financial statements and related disclosures when it becomes effective in 2008.

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

NOTE M - Commitments and Contingencies
The Company is named as one of approximately sixty defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site, which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At June 30, 2007, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE N - Correction of Reported Comprehensive Income for the year ended December 30, 2006
The Company incorrectly included a transition adjustment of $0.3 million related to the adoption of SFAS No. 158, "Accounting for Defined Benefit Pension and Other Postretirement Plans" in Comprehensive Income within our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 30, 2006 as reported in the Company's annual report on Form 10-K for the year then ended. We will correct this error when we file our 2007 annual report on Form 10-K, decreasing previously reported comprehensive income within our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 30, 2006 from the previously reported $5.0 million to $4.7 million as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company is a designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses. The Company has two reportable business segments: writing instruments and accessories ("WI&A"), and optical. The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, the Company offers a line of watches, reading glasses and a variety of personal and business accessories. The Company offers a lower priced line of writing instruments and after-market refills under the brand name Penatia. We also offer writing instruments under licensed brands such as Bill Blass. The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc, a designer, manufacturer and marketer of high-quality polarized sunglasses.

In the second quarter of 2007, the Company reported net income of $1.0 million, or seven cents per basic share and six cents per diluted share, compared to net income of $0.4 million, or three cents per share basic and diluted, in the second quarter of 2006. In the six months ended June 30, 2007, the Company reported net income of $1.1 million, or seven cents per share basic and diluted, compared to net income of $0.3 million, or two cents per share basic and diluted, in the six months ended July 1, 2006. The improved results in the second quarter and first half of 2007 were due to higher sales and improved gross margins in both segments.

Results of Operations Second Quarter 2007 Compared to Second Quarter 2006

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JUNE 30, 2007	JULY 1, 2006	CHANGE
Writing Instruments and Accessories:
Americas	$ 10,277	$ 11,408	(9.9)%
Europe, Middle East and Africa	8,507	7,455	14.1%
Asia	4,452	4,275	4.1%
Other	670	508	31.9%
Sub-total	23,906	23,646	1.1%
Optical	12,570	8,863	41.8%
Consolidated Net Sales	$ 36,476	$ 32,509	12.2%

The effect of foreign exchange was favorable to consolidated second quarter 2007 sales results by approximately $0.4 million, or 1.2 percentage points.

One of our larger Americas region customers decided to shift from an under glass presentation to an open sell presentation in the second quarter of 2007. This required us to take back and repackage some inventory and revise our product assortment. We anticipate re-supplying that customer in the second half of the year thus shifting some revenue between quarters. We believe that this new presentation will benefit us in the long term. Somewhat offsetting this were increases in Canada, 56.5%, Latin America, 19.3%, Direct to Consumer, 15.6%, and Corporate Gift, 7.3%.

Foreign exchange was favorable to the Europe, Middle East and Africa ("EMEA") sales results by approximately $0.5 million, or 6.8 percentage points compared to last year's second quarter.

Foreign exchange was unfavorable to Asian sales results by approximately $0.1 million, or 2.7 percentage points in the second quarter of 2007 compared to the second quarter of 2006.

The optical segment sales increase in the second quarter of 2007 compared to the second quarter of 2006 was due to the effect of a number of new product launches, aimed to appeal to women and college students and expanded distribution.

Consolidated second quarter 2007 gross margin of 56.1% improved 160 basis points from the second quarter 2006 gross margin of 54.5%. WI&A segment gross margin in the second quarter of 2007 was 54.7%, an increase of 160 basis points from the 53.1% second quarter 2006 gross margin. This improvement was due largely to the lower manufacturing costs as a result of the transition of writing instrument manufacturing to China. Optical segment gross margin in the second quarter of 2007 was 58.7%, a 30 basis point increase from the second quarter of 2006. This was due primarily to higher new product margins.

Selling, general and administrative ("SG&A") expenses were $16.5 million, or 45.1% of sales, in the second quarter of 2007, 12.8% higher than the $14.6 million , or 44.9% of sales in the second quarter of 2006. Foreign exchange comprised approximately $0.3 million, or 1.8%, of the increase. WI&A segment SG&A was 7.7% higher in the second quarter of 2007 compared to 2006 largely due to higher planned sales and marketing expenses, administrative expenses associated with the new China facility and occupancy costs for the formerly owned Lincoln facility. Optical segment SG&A increased 34.7% in the second quarter of 2007 due largely to higher planned marketing and selling expenses related to the increased sales volume in the quarter.

The Company recorded $0.1 million of pre-tax restructuring charges in the second quarter of 2007 compared to $0.2 million in the second quarter of 2006. The charges incurred in the second quarter of 2007 were professional fees and other charges related to the transition of the Company's manufacturing operations to China.

Interest and other expense was expense of $226,000 in the second quarter of 2007 compared to income of $14,000 in the second quarter of 2006. Included in the 2007 second quarter is approximately $0.2 million of expense related to the mark-to-market of share units of Company stock held in a deferred compensation plan.

The second quarter 2007 effective tax rate was 37.0% compared to 42.1% in the second quarter of 2006. Included in the second quarter 2007 tax provision is approximately $51,000 of income tax expense related to the accrual of taxes, interest and penalties in accordance with FIN 48.

Results of Operations Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JUNE 30, 2007	JULY 1, 2006	CHANGE
Writing Instruments and Accessories:
Americas	$ 20,412	$ 21,194	(3.7)%
Europe, Middle East and Africa	17,014	15,151	12.3%
Asia	9,572	9,662	(0.9)%
Other	1,601	1,209	32.4%
Sub-total	48,599	47,216	2.9%
Optical	20,449	14,855	37.7%
Consolidated Net Sales	$ 69,048	$ 62,071	11.2%

The effect of foreign exchange was favorable to consolidated year-to-date 2007 sales results by approximately $0.9 million, or 1.5 percentage points.

One of our larger Americas region customers decided to shift from an under glass presentation to an open sell presentation in the second quarter of 2007. This required us to take back and repackage some inventory and revise our product assortment. We anticipate re-supplying that customer in the second half of the year thus shifting some revenue between quarters. We believe that this new presentation will benefit us in the long term.

Excluding the favorable effects of foreign exchange, EMEA sales improved by 5.1%, due in part to growth in both retail and corporate gift divisions in the U.K.

Excluding foreign exchange, Asian markets sales improved 0.7% for the 2007 six month period compared to the first six months of 2006.

The revenue increase in the optical segment in the first six months of 2007 compared to the first six months of 2006 was the result of new product launches and expanded distribution.

Consolidated gross margin for the first six months of 2007 of 56.2% improved 240 basis points from the first six months of 2006 gross margin of 53.8%. WI&A segment gross margin in the first six months of 2007 was 55.3%, an increase of 270 basis points from the first six months of 2006 gross margin of 52.6%. This improvement was due largely to the lower manufacturing costs as a result of the transition of writing instrument manufacturing to China. Optical segment gross margin in the first six months of 2007 was 58.4%, a 60 basis points increase from the first six months of 2006. This was due primarily to higher new product margins.

SG&A expenses of $32.3 million in the first six months of 2007 were 14.9% higher than the first six months of 2006. WI&A SG&A was 8.1% higher in the first six months of 2007 compared to the first six months of 2006 largely due to higher planned sales and marketing expenses, administrative expenses associated with the new China facility and occupancy costs for the formerly owned Lincoln facility. Optical segment SG&A increased 46.8% in the first six months of 2007 due primarily to higher selling expenses related to the higher six months sales volume.

The Company recorded $0.3 million of pre-tax restructuring charges in the first six months of 2007 compared to $0.8 million in the first six months of 2006.

Interest and other expense was expense of $266,000 and $14,000 in the first six months of 2007 and 2006, respectively. Included in the first six months of 2007 is approximately $0.2 million of expense related to the mark-to-market of share units of Company stock held in a deferred compensation plan.

The effective tax rate was 36.5% in the first six months of 2007 compared to 36.9% in the first six months of 2006. Included in the first six month 2007 tax provision is approximately $97,000 of income tax expense related to the accrual of taxes, interest and penalties in accordance with FIN 48.

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

The Company's cash balance of $13.8 million at June 30, 2007 increased $2.5 million from December 30, 2006, a result of many factors, the most significant of which are described in this section.

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

Accounts receivable decreased since the end of fiscal 2006 by approximately $7.9 million to $24.1 million. WI&A accounts receivable decreased $10.8 million and the optical segment accounts receivable increased $2.9 million. The decline in WI&A accounts receivable was due to the lower sales volume in the second quarter of 2007 compared to the fourth quarter of 2006. The fourth quarter is typically the peak selling period for the WI&A segment. The increase in optical segment accounts receivable was due primarily to the seasonally higher optical segment sales volume in the second quarter of 2007.

Inventory was $33.4 million at June 30, 2007, an increase of $8.4 million since December 30, 2006. WI&A inventory increased $8.4 million while Costa Del Mar sunglass inventory levels remained flat with year end 2006. The increase in WI&A segment inventory was due largely to the longer supply chain resulting from manufacturing in China and the increased stock levels to support the planned sales growth by the WI&A segment in the second half of 2007.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $16.5 million at June 30, 2007. In the first six months of 2007, the Company paid approximately $3.6 million on its secured line of credit agreement.

In the first six months of 2007 approximately $0.3 million was paid as a result of the corporate restructuring program initiated in July 2003. This program was essentially complete at June 30, 2007. The Company incurred $7.9 million in restructuring charges over the life of this program. The amount paid since the inception of this program through June 30, 2007 was approximately $7.8 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies.

The Company expects to contribute $1.3 million to its defined benefit pension plan, $1.2 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2007.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its next twelve months operating and capital requirements, contributions to the retirement plans and stock repurchases. The Company has not repurchased any stock since fiscal 2005. Should operating cash flows in 2007 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development and capital projects.

At June 30, 2007, cash available for domestic operations was approximately $8.6 million, while cash held offshore was approximately $5.2 million.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; the availability of necessary raw materials and manufacturing technologies; diversification of the business beyond writing instruments; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2006 Annual Report on Form 10-K.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the second quarter 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 26, 2007 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors was approved by the vote of 10,844,554 Class A common shares in favor, 973,669 against, 4,546 abstaining, and by the vote of 1,804,800 Class B common shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	9,597,883	2,224,886
	Andrew J. Parsons	10,931,891	890,878
	James C. Tappan	10,950,920	871,849
The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

Bradford R. Boss
Russell A. Boss
David G. Whalen
Bernard V. Buonanno, Jr.
Terrence Murray
Edward J. Cooney

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31 Certification

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 14, 2007	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 14, 2007	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer