Form 10-Q
period 2007-09-29
CROSS A T CO
filed 2007-11-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007 or
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

requirements for the past 90 days.					X	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer				__		Accelerated filer		__	Non-accelerated filer	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 27, 2007:
		Class A common stock - Class B common stock -					13,715,324 shares 1,804,800 shares

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(THOUSANDS OF DOLLARS AND SHARES)	SEPTEMBER 29, 2007	DECEMBER 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 7,273	$ 11,307
Accounts receivable, net	25,889	31,990
Inventories
Finished goods	24,233	13,807
Work in process	7,062	4,008
Raw materials	7,680	7,107
	38,975	24,922
Deferred income taxes	5,107	5,103
Other current assets	7,828	5,153
Total Current Assets	85,072	78,475

Property, Plant and Equipment	107,256	125,842
Less accumulated depreciation	91,181	103,306
Net Property, Plant and Equipment	16,075	22,536
Goodwill	7,288	7,288
Intangibles, Net	4,284	4,501
Deferred Income Taxes	8,980	6,083
Other Assets	1,695	563
Total Assets	$ 123,394	$ 119,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 18,616	$ 20,888
Accrued compensation and related taxes	5,145	5,012
Retirement plan obligations	2,269	2,397
Restructuring liabilities	0	636
Income taxes payable	0	1,363
Total Current Liabilities	26,030	30,296
Retirement Plan Obligations	6,744	7,779
Deferred Gain on Sale of Real Estate	4,432	0
Long-Term Debt	3,262	7,100
Other Long-Term Liabilities	2,742	0
Accrued Warranty Costs	1,308	1,308
Commitments and Contingencies (Note M)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,115 shares issued and 13,715
	shares outstanding at September 29, 2007, and 16,799 shares
issued and 13,399 shares outstanding at December 30, 2006	17,115	16,799
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at September 29, 2007 and December 30, 2006	1,805	1,805
Additional paid-in capital	19,875	17,345
Retained earnings	69,142	66,363
Accumulated other comprehensive loss	(2,747)	(3,035)
	105,190	99,277
Treasury stock, at cost	(26,314)	(26,314)
Total Shareholders' Equity	78,876	72,963
Total Liabilities and Shareholders' Equity	$ 123,394	$ 119,446
See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006

Net sales	$ 35,114	$ 31,919	$ 104,162	$ 93,990
Cost of goods sold	15,199	14,866	45,421	43,524
Gross Profit	19,915	17,053	58,741	50,466

Selling, general and administrative expenses	15,501	14,627	47,842	42,775
Service and distribution costs	1,526	1,295	4,315	4,111
Research and development expenses	660	563	1,895	1,694
Restructuring charges	(10)	352	285	1,169
Operating Income	2,238	216	4,404	717

Interest income	71	66	331	197
Interest expense	(103)	(148)	(383)	(366)
Other income (expense):	65	(61)	(181)	13
Interest and Other Income (Expense)	33	(143)	(233)	(156)

Income Before Income Taxes	2,271	73	4,171	561

Income tax (benefit) provision	(93)	(247)	694	(39)

Net Income	$ 2,364	$ 320	$ 3,477	$ 600

Net Income Per Share:
Basic	$0.16	$0.02	$0.23	$0.04
Diluted	$0.15	$0.02	$0.22	$0.04

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	15,044	14,707	14,905	14,697
Effect of dilutive securities	655	164	609	141
Denominator for Diluted Net Income Per Share	15,699	14,871	15,514	14,838

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006

Net Income	$ 2,364	$ 320	$ 3,477	$ 600
Other Comprehensive Income, Net of Tax:
Minimum pension liability adjustment, net
of related tax	(68)	11	(98)	(76)
Foreign currency translation adjustments	195	33	386	381
Comprehensive Income	$ 2,491	$ 364	$ 3,765	$ 905
See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
(THOUSANDS OF DOLLARS)	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net Income	$ 3,477	$ 600
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	3,926	5,287
Restructuring charges	285	1,169
Restructuring charges paid	(921)	(1,091)
Amortization of deferred gain	(304)	0
Provision for bad debts	101	202
Deferred income taxes	(247)	(315)
Provision for accrued warranty costs	343	579
Warranty costs paid	(343)	(546)
Excess tax benefit from stock-based awards	(330)	0
Stock-based compensation	494	352
Foreign currency transaction gain	(180)	(72)

Changes in operating assets and liabilities:
Accounts receivable	6,526	8,701
Inventories	(13,593)	(13,854)
Receivable from Chinese contract manufacturer	0	4,637
Other assets - net	(2,654)	178
Accounts payable and other liabilities - net	(7,422)	(55)
Net Cash (Used in) Provided by Operating Activities	(10,842)	5,772

Investing Activities:
Net proceeds from sale of real estate	15,329	0
Additions to property, plant and equipment	(6,997)	(3,741)
Additions to trademarks and patents	(180)	(305)
Net Cash Provided by (Used in) Investing Activities	8,152	(4,046)

Financing Activities:
Excess tax benefit from stock-based awards	330	0
Repayment of long-term debt	(9,138)	(6,856)
Borrowing on long-term debt agreement	5,300	2,000
Proceeds from sale of Class A common stock	2,022	40
Net Cash Used in Financing Activities	(1,486)	(4,816)

Effect of exchange rate changes on cash and cash equivalents	142	41

Decrease in Cash and Cash Equivalents	(4,034)	(3,049)

Cash and cash equivalents at beginning of period	11,307	11,074

Cash and Cash Equivalents at End of Period	$ 7,273	$ 8,025

Income taxes paid, net	$5,488	$293
Interest paid	$355	$261
See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2007

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 29, 2007. The Company has historically recorded its highest sales in the fourth quarter. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. The following prior year amounts have been reclassified in order to conform to the current year presentation. In the three and nine month periods ending September 30, 2006, $0.3 million and $0.9 million, respectively, was reclassified from selling, general and administrative expenses to service and distribution costs as these expenses were determined to be related to the distribution of product. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

NOTE B - Sale of Real Estate
On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross entered into an operating lease for approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, Rhode Island where it continues to house its corporate headquarters. Net proceeds related to the sale were $15.3 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense.

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

Effective December 31, 2006, the Company has adopted the provisions of FIN 48. The Company recorded a charge to retained earnings of $0.7 million as a result of the adoption of this standard.

As of December 31, 2006, the Company has provided a liability of $2.1 million for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $1.3 million would impact the Company's effective tax rate, if recognized. The liability as of September 29, 2007 is $2.1 million. Of this amount, $0.7 million would impact the Company's effective tax rate, if recognized. The change in the amount that would impact the rate was primarily related to the recognition of $0.5 million of foreign tax credits that are now available to offset uncertain tax benefits in the open tax years as listed below. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service and some foreign jurisdictions for the calendar years ended 2004, 2005 and 2006. In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2004; this varies depending on the jurisdiction. The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

As of December 31, 2006 and September 29, 2007, the Company had accrued $0.4 million of interest and $0.2 million of penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of FIN 48, including tax, interest and penalty, are included in other long-term liabilities on the Company's condensed consolidated balance sheet.

NOTE D - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its Cross accessory division segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of September 29, 2007, approximately 181 manufacturing positions in Lincoln, Rhode Island had been eliminated as a result of this program. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. This restructuring program was complete as of September 29, 2007. The Company incurred $7.9 million in restructuring charges over the life of this program. Of this, approximately $5.2 million was for severance and related expenses and $2.7 million was for professional fees and other.

The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 30, 2006	$ 636	$ 0	$ 636
Restructuring charges incurred	0	152	152
Cash payments	(417)	(152)	(569)
Balances at March 31, 2007	219	0	219
Restructuring charges incurred	0	143	143
Cash payments	(119)	(143)	(262)
Balances at June 30, 2007	100	0	100
Restructuring charges incurred	(10)	0	(10)
Cash payments	(90)	0	(90)
Balances at September 29, 2007	$ 0	$ 0	$ 0

NOTE E - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD"), formerly referred to as the Writing Instruments and Accessories ("WI&A") segment, and the Cross Optical Group ("COG"). The Company evaluates segment performance based upon profit or loss before income taxes. Following is the segment information for the Company for the three and nine month periods ended September 29, 2007 and September 30, 2006:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006
Revenues from External Customers:
CAD	$ 26,289	$ 25,310	$ 74,888	$ 72,526
COG	8,825	6,609	29,274	21,464
Total	$ 35,114	$ 31,919	$104,162	$ 93,990
Depreciation and Amortization:
CAD	$ 1,332	$ 1,690	$ 3,615	$ 5,072
COG	104	82	311	215
Total	$ 1,436	$ 1,772	$ 3,926	$ 5,287
Segment (Loss) Profit:
CAD	$ 789	$ (478)	$ (1,158)	$ (2,928)
COG	1,482	551	5,329	3,489
Total	$ 2,271	$ 73	$ 4,171	$ 561
Restructuring Charges:
CAD	$ (10)	$ 352	$ 285	$ 1,169
COG	0	0	0	0
Total	$ (10)	$ 352	$ 285	$ 1,169

	SEPTEMBER 29, 2007		DECEMBER 30, 2006
Segment Assets:
CAD	$ 103,854		$ 99,967
COG	19,540		19,479
Total	$ 123,394		$ 119,446
Goodwill:
CAD	$ 3,944		$ 3,944
COG	3,344		3,344
Total	$ 7,288		$ 7,288

NOTE F - Warranty Costs
The Company's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Accessories are sold with a one-year warranty against mechanical failure and defects in workmanship, and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.4 million at September 29, 2007 and December 30, 2006, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006
Accrued Warranty Costs - beginning of period	$1,736	$ 1,941	$1,736	$ 1,919
Warranty costs paid	(149)	(220)	(343)	(546)
Warranty costs accrued	149	231	343	579
Accrued Warranty Costs - end of period	$1,736	$ 1,952	$1,736	$ 1,952

NOTE G - Stock-Based Compensation

Omnibus Incentive Plan (the "OI Plan")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the fair market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the shares; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At September 29, 2007, there were 1,731,368 shares reserved and 380,118 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

Stock Options

Stock Option activity during the nine month period ended September 29, 2007 was as follows:

Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE PER SHARE
Outstanding at December 30, 2006	1,659,724	$ 6.17
Restricted Stock Grants	-	-
Director Retainers	-	-
Exercised	(283,744)	7.06
Cancelled	(21,250)	9.76
Outstanding at September 29, 2007	1,354,730	$ 5.92

No stock options were granted in the nine month periods ended September 29, 2007 and September 30, 2006. At September 29, 2007, the intrinsic value of the Stock Options outstanding and exercisable was approximately $6.9 million and $6.8 million, respectively, based upon a stock price of $11.02. Compensation expense recognized for Stock Options under the OI Plan amounted to $10,000 and $15,000 for three month periods ended September 29, 2007 and September 30, 2006, respectively and $30,000 and $44,000 for the nine month periods ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007, $17,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over a weighted-average 5 months. The following chart contains summary information about the Stock Options outstanding at September 29, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	22,087	3.81	$ 4.39	18,753	$ 4.37
$ 4.56 - $ 4.56	500,000	2.13	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.23	174,550	4.36	$ 5.12	154,550	$ 5.10
$ 5.26 - $ 6.06	146,157	2.85	$ 5.79	146,157	$ 5.79
$ 6.16 - $ 6.20	36,500	5.37	$ 6.17	36,500	$ 6.17
$ 6.94 - $ 6.94	5,940	1.01	$ 6.94	5,940	$ 6.94
$ 7.11 - $ 7.11	224,700	4.82	$ 7.11	224,700	$ 7.11
$ 7.63 - $ 7.63	170,300	3.82	$ 7.63	170,300	$ 7.63
$ 9.69 - $ 9.69	3,480	0.01	$ 9.69	3,480	$ 9.69
$ 9.97 - $ 9.97	71,016	0.20	$ 9.97	71,016	$ 9.97
$ 4.34 - $ 9.97	1,354,730	3.16	$ 5.92	1,331,396	$ 5.94

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

Non-Vested Equity Shares

At September 29, 2007, there were 473,000 shares of Non-Vested Equity Shares outstanding under the OI Plan. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $0.1 million and $0.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $0.4 million and $0.3 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. In the first nine months of 2007, 25,000 Non-Vested Equity Shares were issued. The weighted average fair value per share of Non-Vested Equity Shares granted during nine months ended September 29, 2007 was $8.98. As of September 29, 2007, $1.3 million of total unrecognized compensation cost related to Non-Vested Equity Shares is expected to be recognized over a weighted-average 13 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 89,384 and 91,144 at September 29, 2007 and September 30, 2006, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $1,760 and $1,925 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

NOTE H - Line of Credit
The Company has a secured revolving line of credit with Bank of America, N.A. Under this line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $20 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $15 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $3 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid without penalty and reborrowed by the Company. This credit facility matures and amounts outstanding must be paid on December 31, 2008.

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

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain of the domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and certain of its domestic subsidiaries. The Company is in compliance with all loan covenants.

At September 29, 2007, the outstanding balance of the Company's line of credit was $3.3 million, bearing an interest rate of approximately 7.75%, and the unused and available portion, according to the terms of the amended agreement, was $16.7 million. At December 30, 2006, the outstanding balance of the Company's line of credit was $7.1 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $12.9 million.

NOTE I - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit at 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other (expense) income in the consolidated statements of operations. At September 29, 2007, the notional value of the interest rate swap was $3.3 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $26,000 and $78,000 at September 29, 2007 and December 30, 2006, respectively, and was reported in other current assets.

NOTE J - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006
Service cost	$ 17	$ 112	$ 50	$ 336
Interest cost	555	565	1,664	1,696
Expected return on plan assets	(599)	(560)	(1,797)	(1,682)
Amortization of unrecognized loss	-	26	-	77
Amortization of prior service cost	2	2	8	7
Net Periodic Benefit Cost	(25)	145	(75)	434
Curtailment gain	-	-	-	(283)
Total Expense	$ (25)	$ 145	$ (75)	$ 151

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

(THOUSANDS OF DOLLARS)
	SEPTEMBER 29, 2007			DECEMBER 30, 2006
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 7,979	$ 7,375	$ 604	$ 8,378	$ 7,667	$ 711
Patents	3,015	2,735	280	2,985	2,595	390
	$ 10,994	$ 10,110	884	$ 11,363	$ 10,262	1,101
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles, Net			$4,284			$ 4,501

The estimated future amortization expense for other intangibles remaining as of September 29, 2007 was as follows:

(THOUSANDS OF DOLLARS)	2007	2008	2009	2010	2011
	$ 116	$ 370	$ 242	$ 120	$ 36

NOTE L - Recent Accounting Pronouncements
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

NOTE M - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At September 29, 2007, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A.T. Cross Company is a designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses. The Company has two reportable business segments: the Cross Accessory Division ("CAD") and the Cross Optical Group ("COG").

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

In the third quarter of 2007, the Company reported net income of $2.4 million, or $0.16 per basic share and $0.15 per diluted share, compared to net income of $0.3 million, or $0.02 per share basic and diluted, in the third quarter of 2006. In the nine months ended September 29, 2007, the Company reported net income of $3.5 million, or $0.23 per share basic and $0.22 diluted, compared to net income of $0.6 million, or $0.04 per share basic and diluted, in the nine months ended September 30, 2006. The improved results in the third quarter and first nine months of 2007 were due to higher sales and improved gross margins in both segments.

Results of Operations Third Quarter 2007 Compared to Third Quarter 2006

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	CHANGE
Cross Accessory Division:
Americas	$ 11,823	$ 12,810	7.7%
Europe, Middle East and Africa	9,303	7,876	18.1%
Asia	4,692	3,986	17.7%
Other	471	638	(26.2)%
Sub-total	26,289	25,310	3.9%
Cross Optical Group	8,825	6,609	33.5%
Consolidated Net Sales	$ 35,114	$ 31,919	10.0%

The effect of foreign exchange was favorable to consolidated third quarter 2007 sales results by approximately $0.6 million, or 2.3 percentage points.

The Americas revenue declined 7.7% in the quarter. This was the result of declines in two of our major US wholesale distribution channels Carriage Trade and Business Gift. The Carriage Trade was impacted by the reduction in purchases from a large account as it transitions to a private label strategy. The Business Gift channel was affected by organizational changes as we upgraded the sales team, which resulted in three territories being open for most of the third quarter. Two are now filled and we expect the Business Gift channel to return to normal growth rates. Somewhat offsetting this were increases in Latin America of 3.0% and Direct to Consumer of 35%.

Foreign exchange was favorable to the Europe, Middle East and Africa ("EMEA") sales results by approximately $0.6 million, or 7.5 percentage points compared to last year's third quarter.

Foreign exchange had a minimal impact on third quarter sales in Asia compared to the third quarter last year.

The COG segment sales increase in the third quarter of 2007 compared to the third quarter of 2006 was due to the effect of a number of new product launches and expanded distribution.

Consolidated third quarter 2007 gross margin of 56.7% improved 330 basis points from the third quarter 2006 gross margin of 53.4%. CAD segment gross margin in the third quarter of 2007 was 56.7%, an increase of 400 basis points from the 52.7% third quarter 2006 gross margin. This improvement was due largely to the lower manufacturing costs as a result of the transition of writing instrument manufacturing to China. COG segment gross margin in the third quarter of 2007 was 56.7%, a 40 basis point increase from the third quarter of 2006. This was due primarily to higher new product margins.

Selling, general and administrative ("SG&A") expenses were $15.5 million, or 44.1% of sales, in the third quarter of 2007: 6.0% higher than the $14.6 million , or 45.8% of sales in the third quarter of 2006. Foreign exchange comprised approximately $0.3 million, or 1.7%, of the increase. CAD segment SG&A was 4.8% higher in the third quarter of 2007 compared to 2006 largely due to higher planned sales and marketing expenses, administrative expenses associated with the new China facility and occupancy costs for the formerly owned Lincoln facility. COG segment SG&A increased 11.2% in the third quarter of 2007 due in part to higher planned marketing expenses.

The tax rate on earnings in the third quarter of 2007 was 31.3% versus 55.4% in the third quarter of 2006. The third quarter 2007 rate reflected a reduction in the full year estimated tax rate from 36.5% at the end of June 2007 to 33.7% at the end of September 2007. The third quarter 2006 rate reflected an increase in the full year estimated tax rate from 36.9% at the end of June 2006 to 39.3% at the end of September 2006. The Company reduced its tax provision in the third quarter of 2007 to recognize foreign tax credits now available to offset uncertain tax benefits. In addition, the tax provisions for both the third quarter of 2007 and 2006 reflected favorable adjustments to record the differences between the prior years' provision versus the actual tax returns. These adjustments favorably impacted results by $0.06 per share in the first nine months of 2007, $0.04 of which is attributable to the foreign tax credits, and $0.02 per share in the first nine months of 2006.

Results of Operations Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006	CHANGE
Cross Accessory Division:
Americas	$ 32,235	$ 34,004	(5.2)%
Europe, Middle East and Africa	26,317	23,027	14.3%
Asia	14,264	13,648	4.5%
Other	2,072	1,847	12.2%
Sub-total	74,888	72,526	3.3%
Cross Optical Group	29,274	21,464	36.4%
Consolidated Net Sales	$ 104,162	$ 93,990	10.8%

The effect of foreign exchange was favorable to consolidated year-to-date 2007 sales results by approximately $1.5 million, or 1.6 percentage points.

The Americas region revenue declined 5.2% from the prior year period as both domestic Retail and Business Gift division's sales were lower by 9.0% from the prior year nine month period. Somewhat offsetting this were increases in Canada, 43.1%, and Latin America, 4.4%.

Excluding the favorable effects of foreign exchange, EMEA sales improved by 7.0%, due in part to growth in both retail and corporate gift divisions in the U.K.

Excluding foreign exchange, Asian markets sales improved 5.8% for the 2007 nine month period compared to the first nine months of 2006.

The revenue increase in the COG segment in the first nine months of 2007 compared to the first nine months of 2006 was the result of new product launches and expanded distribution.

Consolidated gross margin for the first nine months of 2007 of 56.4% improved 270 basis points from the first nine months of 2006 gross margin of 53.7%. CAD segment gross margin in the first nine months of 2007 was 55.8%, an increase of 320 basis points from the first nine months of 2006 gross margin of 52.6%. This improvement was due largely to the lower manufacturing costs as a result of the transition of writing instrument manufacturing to China. COG segment gross margin in the first nine months of 2007 was 57.9%, a 60 basis points increase from the first nine months of 2006. This was due primarily to higher new product margins.

SG&A expenses of $47.8 million in the first nine months of 2007 were 11.8% higher than the first nine months of 2006. CAD SG&A was 7.0% higher in the first nine months of 2007 compared to the first nine months of 2006 largely due to higher sales and marketing expenses, administrative expenses associated with the new China facility and occupancy costs for the formerly owned Lincoln facility. COG segment SG&A increased 34.1% in the first nine months of 2007 due primarily to higher selling and marketing expenses related to the higher nine months sales volume.

The Company recorded $0.3 million of pre-tax restructuring charges in the first nine months of 2007 compared to $1.2 million in the first nine months of 2006.

Interest and other expense was expense of $0.2 million and $0.2 million in the first nine months of 2007 and 2006, respectively. Included in the first nine months of 2007 is approximately $0.2 million of expense related to the mark-to-market of share units of Company stock held in a deferred compensation plan.

The tax rate on earnings in the first nine months of 2007 was 33.7% compared to 39.3% in the first nine months of 2006. In addition, in the first nine months of 2007 the Company reduced its tax provision primarily to recognize foreign tax credits now available to offset uncertain tax benefits. The tax provisions for both 2007 and 2006 reflected favorable adjustments to record the differences between the prior years' provision versus the actual tax returns filed. These favorable tax benefits impacted results by $0.05 per share in the first nine months of 2007 and. $0.02 per share in the first nine months of 2006.

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

The Company's cash balance of $7.3 million at September 29, 2007 decreased $4.0 million from December 30, 2006, a result of many factors, the most significant of which are described in this section.

On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross agreed to lease back approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, Rhode Island where it will continue to house its corporate headquarters. Gross proceeds related to the sale were $15.8 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense.

Accounts receivable decreased since the end of fiscal 2006 by approximately $6.1 million to $25.9 million. CAD accounts receivable decreased $6.1 million while the COG segment accounts receivable were even with year end 2006.

Inventory was $39.0 million at September 29, 2007, an increase of $14.1 million since December 30, 2006. CAD inventory increased $13.9 million while COG sunglass inventory levels increased $0.2 million from year end 2006. The increase in CAD segment inventory was due largely to the longer supply chain resulting from manufacturing in China, increased stock levels to support the fourth quarter holiday program sales and the increase associated with the Cross brand line extensions.

The Company maintains a $20 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $16.7 million at September 29, 2007. In the first nine months of 2007, the Company borrowed approximately $5.3 million and repaid approximately $9.1 million on its secured line of credit agreement.

In the first nine months of 2007 approximately $0.3 million was paid as a result of the corporate restructuring program initiated in July 2003. This program was complete at September 29, 2007. The Company incurred $7.9 million in restructuring charges over the life of this program. The amount paid since the inception of this program through September 29, 2007 was approximately $7.9 million. As a result of the restructuring program, the Company realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies.

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

At September 29, 2007, cash available for domestic operations was approximately $3.0 million, while cash held offshore was approximately $4.3 million.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated performance of the business gift channel in the United States; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2006 Annual Report on Form 10-K.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of September 29, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the third quarter 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A. T. CROSS COMPANY

Date: November 13, 2007	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 13, 2007	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer