Form 10-K
period 2007-12-29
CROSS A T CO
filed 2008-03-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.
		Large accelerated filer				___	Accelerated filer	_X_
		Non-accelerated filer				___	Smaller reporting company	___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
___	Yes	_X_	No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter was $81.0 million.

The number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2008 was:
Class A common stock -							14,139,554	Shares
Class B common stock -							1,804,800	Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this report.

INDEX
	Part I	Page

Item 1	Business -----------------------------------------------------------------------------------------------------------------------	1 - 4

Item 1A	Risk Factors ------------------------------------------------------------------------------------------------------------------	4 - 6

Item 1B	Unresolved Staff Comments -------------------------------------------------------------------------------------------	6

Item 2	Properties ---------------------------------------------------------------------------------------------------------------------	6

Item 3	Legal Proceedings ---------------------------------------------------------------------------------------------------------	6

Item 4	Submission of Matters to a Vote of Security Holders ---------------------------------------------------------	6

	Part II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities ------------------------------------------------------------------------	7 - 8

Item 6	Selected Financial Data --------------------------------------------------------------------------------------------------	8

Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations -----------------------------------------------------------------------------------------------------	8 - 15

Item 7A	Quantitative and Qualitative Disclosures about Market Risk -----------------------------------------------	16

Item 8	Financial Statements and Supplementary Data -----------------------------------------------------------------	16 - 36

Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure -------------------------------------------------------------------------------------------------------	37

Item 9A	Controls and Procedures ------------------------------------------------------------------------------------------------	37

Item 9B	Other Information -----------------------------------------------------------------------------------------------------------	37

	Part III

Item 10	Directors, Executive Officers and Corporate Governance --------------------------------------------------	39

Item 11	Executive Compensation ------------------------------------------------------------------------------------------------	39

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters ------------------------------------------------------------------------------------	39

Item 13	Certain Relationships and Related Transactions, and Director Independence ---------------------	39

Item 14	Principal Accounting Fees and Services --------------------------------------------------------------------------	39

	Part IV

Item 15	Exhibits and Financial Statement Schedules ---------------------------------------------------------------------	40 - 41

	Signatures --------------------------------------------------------------------------------------------------------------------	42

	Exhibits

Exhibit 21	A. T. Cross Company Subsidiaries, Branches and Divisions -----------------------------------------------	43

Exhibit 23	Consent of Independent Registered Public Accounting Firm ----------------------------------------------	44

Exhibit 31.1	Form of 302 Certification ------------------------------------------------------------------------------------------------	45
	.
Exhibit 31.2	Form of 302 Certification ------------------------------------------------------------------------------------------------	46

Exhibit 32	Form of 906 Certification ------------------------------------------------------------------------------------------------	47

PART I

Item 1	BUSINESS

The A.T. Cross Company has two reportable segments: Cross Accessory Division ("CAD"), and Cross Optical Group ("COG"). For certain financial information with respect to these segments, see Note K to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Cross Accessory Division

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ball-point pens, fountain pens, selectip® rolling ball pens and mechanical pencils. We also manufacture and market a variety of refills for most of our product types. In addition to Cross branded writing instruments, we design and market writing instruments sold under the Penatia® brand and under the licensed name of Bill Blass®. The Company is an original equipment manufacturer ("OEM") of writing instruments. In addition to writing instruments, we also design and market a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, business totes, cufflinks, and stationery. The Company launches new pen products and other personal accessories on a bi-annual basis.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of writing instrument sales occur at suggested retail price points between approximately $20 and $50. We believe we are a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Autocross®, Calais, Aventura®, Cross Driver, Tech3 and selected Century II and ATX® writing instruments. The Cross Townsend®, Verve®, Apogee® and Century II lines as well as selected Classic Century writing instruments provide the Company a presence in the $55 to $300 price range. Certain Classic Century, and Cross Townsend writing instruments are priced over $300. The Helios and Parasol writing instrument product lines are sold to the Company's office superstore customers. The Penatia brand provides the Company a presence in the under $10 suggested retail price range for a ball-point pen.

Cross leather goods range in price from $20 to $175, reading glasses are priced at $25 and $30, watches range between $90 and $285, desk sets are priced between $100 and $235, business totes are priced between $150 to $225, cufflinks at $50 and stationery between $6 and $20.

The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure. Our watches are sold with a limited two-year warranty, and leather goods are sold with a limited one-year warranty.

CAD products are sold throughout the United States by our direct sales force and manufacturers' agents or representatives to approximately 4,200 retail and wholesale accounts, and directly to consumers via the Company's website: www.cross.com, and the Cross retail stores. Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, and United States military post exchanges. Our wholesale accounts distribute Cross Accessory Division products to retail outlets that purchase in smaller quantities. Advertising specialty representatives market to business accounts CAD products that typically are engraved or display a name or emblem and are used for gifts, sales promotions, incentives or advertising.

Sales of Cross Accessory Division products outside the United States during 2007 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Cross Optical Group

The Company, through its COG segment and wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., designs, manufactures and markets premium, high-quality, polarized eyewear under the brand name Costa Del Mar®. Offered in more than 50 styles and 19 lens options at suggested retail price points between approximately $120 and $290, our eyewear is sold by employee representatives and manufacturer's agents to approximately 3,000 retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

Raw Materials

The Company obtains raw materials for use in writing instruments from both domestic and foreign suppliers. Items such as certain fountain pen front sections, refills, coated caps and barrels, and some lacquer coatings are obtained from Germany, Switzerland and France. Complete pencil mechanisms, certain refill components, leads, resin caps and barrels, some fountain pen front sections, cap components and certain coated shells are obtained from Japan. Some rings, screw machine parts, pen mechanisms, molded components, and cap and barrel components and assemblies are obtained from China. Some brass caps and barrels are obtained from suppliers in the United States.

The majority of component materials for the COG segment are imported from specialized manufacturers located in Europe and Asia.

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

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS" and the trademark "COSTA DEL MAR." The principal trademark "CROSS" is of fundamental importance to our business in general and the trademark "COSTA DEL MAR" is of fundamental importance to the COG segment. The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, Cross Townsend, Ion and Verve as well as the Company's ball-point pen mechanism. While we pursue a practice of seeking patent protection for novel inventions or designs, our business is not dependent upon obtaining and maintaining patents.

Seasonal Business

Retail demand for our writing instrument and accessory products is highest prior to Christmas and other gift-giving occasions. The Company historically has generated approximately one third of its annual sales in its fourth fiscal quarter. However, seasonal fluctuations have not materially affected continuous production of writing instrument products.

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

Competition

The global non-disposable writing instrument market is estimated to be approximately $900 million at wholesale. It is competitive, in particular with respect to product quality, brand recognition and price. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the United States and abroad. Many of these manufacturers produce lower priced writing instruments than those produced by the Company. Although the Company is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $20 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All of the Company's Cross branded writing instruments carry a full warranty of unlimited duration against mechanical failure.

The sunglass market in the United States is estimated to be $2.4 billion at wholesale. The Company's COG segment under the brand name Costa Del Mar competes in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be $1.5 billion at wholesale. Many other sunglass companies also compete in the premium segment. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

See also the "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $2.5 million, $2.4 million and $1.8 million in 2007, 2006 and 2005, respectively. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 900 employees worldwide at December 29, 2007, none of which were subject to collective bargaining agreements.

International Operations and Export Sales

Approximately 48% of the Company's sales in 2007 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of the Company's products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of United States dollar exchange, exchange control and other restrictive regulations. As a result of the Company's manufacturing initiative, we now manufacture approximately 90% of our core writing instruments in our new facility in Asia. Undistributed earnings of our foreign subsidiaries generally are not subject to current United States Federal and state income taxes as such earnings are considered permanently reinvested in the growth of business outside the United States. See Note J and Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

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

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 1, 2008 and their principal positions:
NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	50	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	48	Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	56	Corporate Controller, Chief Accounting Officer	1997
Charles S. Mellen	(4)	44	President, Cross Accessory Division	2007
Tina C. Benik	(5)	48	Vice President, Legal and Human Resources Corporate Secretary	2000
Joseph V. Bassi	(6)	55	Finance Director	1997
Charles R. MacDonald	(7)	54	President, Cross Optical Group and Costa Del Mar Sunglasses, Inc.	2007

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
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
(4)

Prior to becoming President, Cross Accessory Division in 2007, Charles S. Mellen was Senior Vice President, Global Marketing and Sales from 2006 to 2007 and Vice President, Global Marketing from 2005 to 2006. From 1996 to 2004, Mr. Mellen was Vice President of Marketing at Tumi, Inc.

(5)	Prior to becoming Vice President, Legal and Human Resources; Corporate Secretary in 2000, Tina C. Benik was Vice President, Legal, General Counsel and Corporate Secretary from 1993 to 2000.
(6)	Prior to becoming Finance Director in 1997, Joseph V. Bassi was Manager, Financial Planning from 1996 to 1997 and Manager, Budgeting and Financial Planning from 1987 to 1996.
(7)

Prior to becoming President, Cross Optical Group and Costa Del Mar Sunglasses, Inc. in 2007, Charles R. MacDonald was Vice President, A.T. Cross Optical Division and President, Costa Del Mar Sunglasses, Inc. from 2003 to 2007. From 1996 to 2002 Mr. MacDonald was President of Outlook Eyewear Company, a division of the Luxottica Group S.p.A.

Item 1A	RISK FACTORS

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

We depend on the success of new products. Our ability to sustain profitability and growth in sales depends largely on consumer acceptance of numerous new products recently introduced and planned for introduction. Further, consumer preferences are continuously changing. The markets in which we sell are highly competitive, and there is no assurance that consumer acceptance will be realized to the degree necessary to generate continued growth in our sales and earnings.

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations. We have sales offices and certain operations in eight countries and distributors worldwide. In 2007, approximately 48% of our revenue came from sales to locations outside the United States. Most of our products are now manufactured overseas. Operating internationally exposes us to changes in export controls and other laws or regulations, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business and results of operations in such countries.

Incorrect forecasts of consumer demand could adversely affect our results of operations. The Company manufactures product based on forecasts of consumers' demands. These forecasts are based on multiple assumptions. If we inaccurately forecast consumer demand by over or underestimating that demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

Our success depends on our ability to retain and recruit a sufficient number of qualified employees in a competitive environment. Our success depends in part on our retention and recruitment of skilled personnel, including technical, distribution, sourcing, marketing, sales, management and staff personnel. There can be no assurance that we will be able to successfully retain and recruit the key personnel that we need.

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

Overseas manufacturing makes us dependent upon the performance of our overseas partners. As a result of our manufacturing initiative, we manufacture most of our finished products in China. Our manufacturing operations in China are supported by a local manufacturing partner from whom Cross rents, under an Occupancy Agreement of indefinite duration, a building housing Cross' physical plant. It is expected that such Occupancy Agreement will be replaced by a long-term lease agreement upon our local manufacturing partner's resolution of certain local zoning issues. Should that partner not perform as expected or should the zoning issues not be favorably resolved there could be a material adverse effect on our operations.

We depend on certain accounts for a significant percentage of our sales. The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc.. The loss of one or more of these customers could have a material adverse effect on the Company. Further, there is no assurance that these accounts will maintain their current inventory levels.

Unfavorable resolution of pending or future litigation matters could prove costly to us. We are involved from time to time in litigation matters. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. There can be no assurance that we will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current and future litigation, governmental proceedings or environmental matters could lead to increased costs or interruptions of our normal business operations.

Extension of the Cross brand beyond writing instruments may not produce the expected level of revenue forecast. Because of the maturity of the fine writing instrument industry, our ability to achieve growth is dependent, in part, on our ability to extend the Cross brand beyond writing instruments. There is no assurance that consumers will embrace extensions at the level necessary to generate sustainable growth for us with these products, or that consumers will accept the design and price of these products. Because we have less institutional experience with product lines outside of writing instruments, and because the complementary product lines that we enter into, such as business accessories and watches, may be extremely competitive already, these brand extensions may not prove to be successful, adversely affecting future sales growth.

The diversification of our business may not be successful. In order to generate growth outside of writing instruments, one of our strategic initiatives has been to diversify outside of our core Cross branded product. Costa Del Mar was our first foray into this area of diversification. There can be no assurance that Costa Del Mar will continue to grow at its current levels or that we will find additional suitable targets for acquisition. If we do find a suitable acquisition target, we cannot ensure that we will be able to consummate a deal on terms satisfactory to us or that we will be able to successfully integrate those operations into the Company.

Item 1B	UNRESOLVED STAFF COMMENTS

Not applicable.
Item 2	PROPERTIES

On March 2, 2007, the Company sold its facility at One Albion Road, Lincoln, Rhode Island to Albion Crossing LLC. The Company is leasing back approximately 154,000 square feet of space in this facility for at least 10 years and intends to keep its corporate headquarters, as well as certain manufacturing, warehouse and retail space at this location. For additional information see Note N to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

In addition, the Company leases administrative facilities and/or manufacturing and warehouse space for its CAD segment operations in France, the United Kingdom, Germany, Japan, Taiwan, Hong Kong, Singapore and China. The CAD segment also leases retail facilities in Massachusetts, Illinois, Nevada and the United Kingdom.

The Company's COG segment leases an administrative and warehouse facility in Daytona Beach, Florida.
Item 3	LEGAL PROCEEDINGS

The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At December 29, 2007, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Class A common stock is traded on the American Stock Exchange (symbol: ATX). There is no established trading market for the Company's Class B common stock. At December 29, 2007, there were approximately 1,200 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 14,945,692 and 14,702,827 during 2007 and 2006, respectively.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

High and low sales prices of Class A common stock for the last two years were:
2007			2006
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$ 9.45	$7.34	First	$5.75	$4.09
Second	$11.70	$7.90	Second	$5.85	$4.36
Third	$12.82	$9.00	Third	$6.59	$4.92
Fourth	$11.63	$7.86	Fourth	$8.34	$6.31

The Company has not paid dividends to its stockholders since 1998 and does not plan to pay cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of the Company.

Performance Graph

The following graph compares the performance of the Company's Class A common stock over the Company's last five years to the American Stock Exchange Market Value Index and to the Russell Group 2000 (as the Company's peer group index), over the Company's last five years. The graph assumes that the value of the investment in the Company's Class A common stock and each index was $100 at January 1, 2003 and that all dividends were reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG A.T. CROSS COMPANY,
AMEX MARKET INDEX AND RUSSELL 2000 INDEX
COMPANY/INDEX/MARKET	2002	2003	2004	2005	2006	2007
A.T. Cross Company	100.00	124.67	92.52	75.70	142.06	186.54
Russell 2000 Index	100.00	145.37	170.81	176.48	206.61	196.40
AMEX Market Index	100.00	136.11	155.86	171.89	192.45	216.06

The Company has chosen the Russell Group 2000 as a meaningful peer group against which to compare its performance. The Russell Group 2000 represents a broad based group of small capitalization stocks and is generally believed to be indicative of market performance for small capitalization companies.

Issuer Purchases of Equity Securities

On October 23, 2002, the Company's Board of Directors authorized a plan to purchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 29, 2007, the Company had purchased 1,173,700 shares under this plan for approximately $6.3 million at an average price per share of $5.41. No purchases were made in 2007.
Item 6	SELECTED FINANCIAL DATA
Five-Year Summary		2007	2006	2005	2004	2003*
OPERATIONS: (THOUSANDS OF DOLLARS)
Net Sales		$151,885	$139,336	$129,115	$129,480	$126,365
Operating Income (Loss)		9,535	4,799	960	(1,649)	2,283
Net Income (Loss)		6,727	3,287	384	(855)	1,777

PER SHARE DATA: (DOLLARS)
Net Income (Loss) Per Share	Basic	0.45	0.22	0.03	(0.06)	0.12
Diluted		0.43	0.22	0.03	(0.06)	0.12

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Total Assets		129,037	119,446	112,893	113,351	118,146
Long-Term Retirement Plan Obligations		5,067	7,779	10,505	8,310	5,214
Long-Term Debt, Less Current Maturities		-	7,100	10,456	5,513	6,863
Other Long-Term Liabilities		4,106	1,308	1,457	1,603	1,936
Shareholders' Equity		83,215	72,963	67,177	70,002	73,415

* Sales from the COG segment, established in April of 2003 with the acquisition of Costa Del Mar Sunglasses, Inc., were $8.9 million in 2003. Operating income in 2003 includes gain on sale of assets held for sale of approximately $0.9 million.
Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, watches, precision reading glasses, personal and business accessories and sunglasses.

The Company has been operating in a difficult economic environment in mature as well as competitive categories. The Company has challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and forward-looking company poised for sustainable growth and long-term profit. Such attributes include a strong brand name, 160-year heritage, reputation for quality and craftsmanship, global distribution network and strong balance sheet. The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification and streamlining its CAD operating structure. Details on how the Company's two business segments are achieving these initiatives are presented below. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

Cross Accessory Division ("CAD")

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, business totes, cufflinks, and stationery. CAD offers a lower priced line of writing instruments and after-market refills under the brand name Penatia. We also offer writing instruments under the licensed brand Bill Blass.

CAD is competing vigorously to build its position as the category leader in terms of product innovation, marketing and merchandising. To this end, a number of initiatives, many of which are described below, have been implemented. We are benefiting from these initiatives and in 2007 posted our second consecutive year of sales and profitability growth.

In 2007 approximately 12% of CAD revenue was derived from products launched into the marketplace in 2007. In 2007, CAD launched two new writing instrument product lines - Cross Compact and Cross Driver. Three new finishes were added to the ATX line as well as a Breast Cancer Awareness pen, which is adorned with a pink ribbon. Two new finishes were added to the Townsend line, one new fashion color was added to the Autocross line, one new fashion color was added to the Classic Century Colors collection. Century Signet, a premium precious metals collection, and Century Sport, were two new additions to the Century line. Century II Starlight, a female-targeted silhouette, was added to the Century II line along with seasonal prints - three in the Spring, the Botanica collection, and three in the Fall, the Quasar collection. The Company also launched Athens, Dubai, Manhattan, Havana, and Miami lines as well as new licensed Bill Blass designs, for its office superstore customers for the 2007 holiday season.

In 2007, all leather goods, reading glasses, watches, desk sets, business totes, cufflinks and stationery represented almost 7% of CAD sales, up two percentage points from 2006. We expanded our line of leather accessories by introducing new fashionable colors in select styles. We introduced a new line of premium leather accessories which features smooth cowhide leather with contrasting debossed leather insets. The Company's watch collection, expanded in 2007 with the addition of our Cross Country line, was styled to bring the Cross brand to a wide array of consumers by offering sub-collections targeted to both men and women in the classic, contemporary and fashion segments. The Cross Town Computer Bag Collection™ was introduced for the business woman. New lines of stationery were introduced to complement the seasonal Century II Botanica and Quasar writing instruments. Additionally, the Company introduced a collection of cufflinks inspired by favorite Cross pens.

In addition to bringing new products to the market in 2007, a number of marketing and merchandising programs were launched globally to help communicate the new Cross brand positioning at point of sale. The Company installed 20 Shop-in-Shops in the stores of existing major retail accounts and new display fixtures were installed in over 1,000 key doors globally. The Company also continued its US direct to consumer mail catalog in 2007.

The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style. The strong awareness of our name and the positive attributes associated with our brand support the extension of the Cross brand into related personal accessory categories. CAD has moved into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network. A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments. We have developed a foothold in these categories and look forward to further strengthening our presence in 2008.

Cross Optical Group ("COG")

The Company's COG segment consists of its wholly-owned subsidiary Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality, high-performance polarized sunglasses. Founded in Florida in 1983, the Costa Del Mar brand has developed a superior reputation for its advanced polarized lens technology and fashionable, yet functional, frame design. Costa Del Mar upholds the Company's commitment to delivering exceptional product, innovation and quality to consumers.

The acquisition of Costa Del Mar has proven to be very successful. As a result of the Costa Del Mar acquisition in April 2003, the Company has benefited from revenue diversification and a substantial contribution to the bottom line. Costa Del Mar has expanded its marketing efforts in order to reach consumers beyond its core market, the saltwater fishing enthusiast in the southeastern United States. The brand is developing consumer awareness in other fishing and water sports categories and is designing and marketing products specifically for female and young consumer groups. Costa Del Mar is also expanding geographically in both domestic and international markets.

In 2007, Costa Del Mar grew its business 34% through new product introductions and expanded distribution and contributed $5.8 million of the Company's $9.4 million consolidated income before income taxes.

Comparison of Fiscal 2007 with Fiscal 2006

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2007	FISCAL 2006	PERCENTAGE CHANGE
Cross Accessory Division ("CAD"):
Americas	$ 49,921	$ 52,065	(4.1)%
Europe, Middle East and Africa	43,420	38,809	11.9%
Asia	19,448	18,485	5.2%
Other	2,524	2,583	(2.3)%
Sub-total	115,313	111,942	3.0%
Cross Optical Group ("COG")	36,572	27,394	33.5%
Consolidated Net Sales	$151,885	$139,336	9.0%

CAD revenue in the Americas declined $2.1 million, or 4.1%, in 2007 compared to 2006. Retail sales in both the U.S. national account and U.S. carriage trade channels were down. U.S. national account sales were down due to weaker than expected holiday sales while U.S. carriage trade sales were down due to a customer's move to a private label brand. This was somewhat offset by increases in both direct-to-consumer ("DTC") and international Americas sales.

Sales in the Europe, Middle East and Africa region ("EMEA") increased 11.9% compared to 2006. Foreign exchange was favorable to EMEA sales results by approximately 7.8 percentage points and sales volume increased approximately 4.1% for the full year.

Asia revenue of $19.4 million increased 5.2% compared to fiscal 2006. Foreign exchange was unfavorable to Asia sales results by approximately 0.3 percentage points and sales volume increased approximately 5.5% for the full year.

The COG segment increased revenue by 33.5% in 2007 compared to 2006. This increase was due largely to the introduction of new products, improved sell through at key accounts, expanded sales through the Company's website, sales to consumers with new demographics and expanded geographic distribution.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2007	FISCAL 2006	PERCENTAGE POINT CHANGE
Cross Accessory Division	55.7%	51.7%	4.0
Cross Optical Group	57.6%	56.8%	0.8
Consolidated	56.1%	52.7%	3.4

Consolidated gross margins improved 340 basis points in 2007 compared to 2006. The improvement was due largely to the favorable effect of foreign exchange on sales and the lower manufacturing costs resulting from our transition of writing instrument manufacturing to China. COG segment gross margin improved by 0.8 percentage points from 2006, due to the positive effects of higher new product margins, productivity improvements and a shift to higher margin direct-to-consumer sales.

Consolidated selling, general and administrative ("SG&A") expenses were approximately $66.9 million, 13.1% higher than 2006. SG&A expenses were 44.1% of sales in 2007 and 42.5% of sales in 2006. SG&A expenses for the CAD segment were approximately $53.6 million, or 46.5% of sales, compared to $49.4 million, or 44.1% of sales, in 2006. CAD segment selling and marketing segment expenses increased by 7.7% in support of the Cheshire Oaks store in the UK, Middle East market development and reorganization of the Benelux subsidiary. In addition, CAD administrative expenses increased primarily due to costs associated with becoming Sarbanes-Oxley compliant, higher employee compensation expense and the unfavorable effect of foreign exchange. COG segment SG&A expenses of $13.3 million were 36.4% higher than 2006. The majority of this increase was the result of higher marketing and brand building expenditures and sales volume related items such as sales compensation and commissions.

Service and distribution ("S&D") expenses were approximately $6.0 million in 2007. S&D expenses were 3.9% of sales in both 2007 and 2006.

Research and development ("R&D") expenses were approximately $2.5 million in 2007. R&D expenses were 1.7% of sales in both 2007 and 2006.

Restructuring charges of $0.3 million were recorded in the Company's CAD segment in fiscal 2007 compared to $1.7 million in fiscal 2006. These charges were related to the corporate restructuring program announced in July 2003. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest and other (expense) income was $0.2 million of expense in fiscal 2007 compared to $0.3 million of expense in fiscal 2006. The following chart details the major components of interest and other (expense) income:
(THOUSANDS OF DOLLARS)	FISCAL 2007	FISCAL 2006	CHANGE
Interest Income	$ 338	$ 379	$ (41)
Interest expense	(511)	(653)	142
Other	3	(51)	54
Interest and Other (Expense) Income	$(170)	$(325)	$ 155

In 2007, the Company's effective tax rate was 28.2% compared to 26.5% in 2006. This change was due to a shift in the mix of domestic and foreign sourced income, adjustments to deferred tax balances and the effect of an accrual to actual tax benefit upon filing the Company's 2006 Federal income tax return in the third quarter of 2007. The income tax provision for the year was also favorably impacted by the recognition of tax benefits, the realization of which were previously considered uncertain. These tax benefits favorable impacted results by $.03 per share, basic and diluted, for the full year 2007. For an analysis of income taxes, see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, consolidated net income in fiscal 2007 was $6.7 million ($0.45 basic net income per share and $0.43 diluted net income per share) compared to fiscal 2006 net income of $3.3 million ($0.22 net income per share, basic and diluted).

Comparison of Fiscal 2006 with Fiscal 2005

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2006	FISCAL 2005	PERCENTAGE CHANGE
Cross Accessory Division:
Americas	$ 52,065	$ 52,656	(1.1)%
Europe, Middle East and Africa	38,809	36,406	6.6%
Asia	18,485	18,274	1.2%
Other	2,583	2,218	16.5%
Sub-total	111,942	109,554	2.2%
Cross Optical Group	27,394	19,561	40.0%
Consolidated Net Sales	$139,336	$129,115	7.9%

CAD revenue in the Americas declined $0.6 million, or 1.1%. Sales to the national account and business gift channels declined from 2005. This was somewhat offset by an increase in direct-to-consumer sales in 2006 compared to 2005.

Sales in EMEA increased 6.6% compared to 2005. Foreign exchange was favorable to EMEA sales results by approximately 2.1 percentage points as sales volume increased approximately 4.5% for the full year.

Asia revenue of $18.5 million increased 1.2% compared to fiscal 2005. Foreign exchange was unfavorable to Asia sales results by approximately 2.7 percentage points as sales volume increased approximately 3.8% for the full year.

The COG segment increased revenue by 40% in 2006 compared to 2005. This increase was due largely to the introduction of new products, improved sell through at key accounts and, to a lesser extent, expanded geographic distribution.

The following chart details gross profit margins for both the Cross Accessory Division segment as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2006	FISCAL 2005	PERCENTAGE POINT CHANGE
Cross Accessory Division	51.7%	47.6%	4.1
Consolidated	52.7%	48.7%	4.0

Consolidated gross margins improved 400 basis points in 2006 compared to 2005. The improvement was due, in part, to the lower manufacturing costs resulting from our CAD segment transition to manufacturing in China. CAD segment cost of goods sold in 2006 decreased by approximately $1.5 million due to the impact of a liquidation of LIFO layers and increased by approximately $0.4 million for the inflationary impact on ending inventories accounted for on a LIFO basis. In addition, lower inventory obsolescence provisions of approximately $2.0 million favorably affected margins in 2006 compared to 2005. COG segment gross margin improved by 1.8 percentage points from 2005, primarily due to the positive effect of higher new product margins.

Consolidated selling, general and administrative ("SG&A") expenses were approximately $59.2 million, 6.6% higher than 2005. SG&A expenses were 42.5% and 43.0% of sales in 2006 and 2005, respectively. SG&A expenses for the CAD segment were approximately $49.5 million, or 44.1% of sales, compared to $48.1 million, or 43.9% of sales, in 2005. Selling and marketing expenses for the CAD segment increased by 4.1% in support of new product introductions and the expanded direct to consumer initiatives in 2006. In addition, CAD segment administrative expenses increased, in part, to support the commencing of operations in China. COG segment SG&A expenses of $9.7 million were 31.7% higher than 2005. The majority of this increase was in selling expenses for sales volume related items such as sales compensation and commissions and point of sale displays and promotional spending.

Service and distribution ("S&D") expenses were approximately $5.4 million, or 3.9% of sales, in 2006 compared to $3.5 million, or 2.7% of sales in 2005. This increase was largely attributable to increased costs of servicing warranty returns in the optical segment due to the unit volume increase of the last two years.

Research and development ("R&D") expenses were approximately $2.4 million in 2006 compared to $1.8 million in 2005. This increase was due to new product development expenditures in both the CAD and COG segments. The CAD and COG segment R&D expenditures increased 26% and 135%, respectively.

Restructuring charges of $1.7 million were recorded in the Company's CAD segment in fiscal 2006 compared to $1.2 million in fiscal 2005. These charges were related to the corporate restructuring program announced in July 2003. For an analysis of the corporate restructuring program, see Note C to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2008 will be met by these historical sources of liquidity and capital.

The Company's cash balance of $13.6 million at December 29, 2007 increased $2.3 million from December 30, 2006. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable decreased approximately $0.6 million from the prior year. CAD segment accounts receivable of $26.6 million decreased approximately $1.4 million from the prior year while COG segment accounts receivable of approximately $4.8 million increased approximately $0.8 million from the prior year. CAD domestic accounts receivable decreased by $1.8 million and CAD foreign writing instruments accounts receivable increased by $0.4 million. CAD offers a dating program, primarily to its domestic retail writing instrument customers, whereby they may earn a greater discount if payment is made earlier.

Total inventory was $31.8 million at December 29, 2007, an increase of $6.9 million since December 30, 2006. CAD inventory increased $7.3 million while COG inventory levels decreased by $0.4 million. The primary reason for the increase in CAD inventory from 2006 to 2007 was due to the expansion of the supply chain now that the Company manufactures most of its writing instrument products in China. The Company anticipates sourcing a greater percentage of its material needs from Asian suppliers. This should favorably impact inventory levels as the supply chain is contracted.

In fiscal 2007, approximately $0.9 million was paid as a result of a corporate restructuring program initiated in 2003. The Company has incurred and paid $7.9 million in restructuring charges over the life of this program.

As a result of the restructuring program, the Company has realized gross margin improvement. Additionally, the Company has realized general and administrative savings, most of which have been reinvested in developing and launching new products and implementing our direct-to-consumer strategies.

The Company's working capital was $58.0 million at the end of fiscal 2007, an increase of $9.8 million from fiscal 2006, and its current ratio at the end of fiscal 2007 and 2006 was 2.8:1 and 2.6:1, respectively. Net cash used in operating activities was $2.4 million in fiscal 2007 compared to operating cash flow of $9.4 million in fiscal 2006.

Additions to property, plant and equipment were approximately $9.1 million in fiscal 2007 and $6.3 million in 2006. In fiscal 2008, the Company expects capital expenditures to be approximately $7 million. Depreciation expense in 2008 is expected to be approximately $4.5 million.

On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross entered into an operating lease for approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, Rhode Island where it continues to house its corporate headquarters. Net proceeds related to the sale were $15.3 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense. The deferred gain on sale of real estate at December 29, 2007 was $4.8 million, $0.5 million of which was included in accrued expenses and other current liabilities.

On October 23, 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase in total approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At December 29, 2007, the Company had repurchased approximately 1.2 million shares under this plan for approximately $6.3 million at an average price per share of $5.41. The Company did not repurchase any shares in 2007.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The plan covered substantially all of the Company's domestic employees. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company is providing enhanced transitional benefits for a period of three years to employees close to normal retirement age. The Company made cash contributions in 2007 of approximately $1.3 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan. The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008.

The Company has a $20 million secured line of credit with Bank of America, N.A.. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The Company is currently in compliance with or has received a waiver for these covenants. At December 29, 2007, the Company had $2.9 million outstanding on this line of credit, bearing interest at a rate of 7.25% and the unused and available portion was $17.1 million. In 2007, the Company reduced the outstanding balance on this secured line of credit balance by $4.2 million.

The Company expects fiscal 2008 research and development expenses to be approximately $2.6 million.

In 2007, largely due to the exercise of stock options, the Company generated $2.1 million from the sale of Class A common stock.

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plans and contributions to the retirement plans. Should operating cash flows in 2008 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2007, cash available for domestic operations amounted to approximately $5.9 million, and cash held offshore for international operations amounted to approximately $7.7 million.

Contractual Obligations and Commercial Commitments

An interest rate swap agreement effectively fixes the rate on a portion of the Company's line of credit at 4.15%.

The Company leases manufacturing, office and warehouse space and certain equipment under non-cancelable operating leases that expire through 2026. Future minimum lease payments under all non-cancelable leases and other contractual obligations at December 29, 2007 were approximately:

(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating Leases	$27,306	$3,281	$ 7,891	$5,131	$11,003
Line of Credit, Including Interest *	3,137	3,137	-	-	-
Uncertain Tax Liabilities **	2,791	-	871	-	657
Pension Plan Obligations	1,200	1,200	-	-	-
Capital Lease Obligations	60	60	-	-	-
Purchase Obligations	14	14	-	-	-
Total	$34,508	$7,692	$8,762	$5,131	$11,660

* Interest on the line of credit was calculated using the interest rate as of December 29, 2007 over the remaining life of the note.
** The timing of the resolution of approximately $1.3 million of the $2.8 million uncertain tax liabilities is not currently estimable.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements.

New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company and the status of the Company's implementation thereof, see the "New Accounting Pronouncements" section of Note A to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. None are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Impact of Inflation and Changing Prices

The Company's two operating segments are subject to the effects of general inflation as well as fluctuations in foreign currencies. Policies and programs are in place to manage the potential risks in these areas. The Company has generally been successful in controlling cost increases due to general inflation. The Company continues to review its suppliers in order to obtain lower costs and higher quality on many of its raw materials and purchased components.

The Company normally enters into foreign currency exchange contracts to economically hedge that portion of its net financial position exposed to foreign currency fluctuations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition, results of operations and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to tax contingencies, inventory adjustments, warranty reserves, retirement obligations, impairment of assets and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Tax Contingencies. We are subject to a variety of income and other non-income based taxes in numerous jurisdictions around the world. We are also periodically reviewed by tax authorities and positions we have taken with respect to the tax returns are subject to interpretation and negotiation. We provide for estimated non-income tax contingencies that we believe are both probable and estimable. Our assessments are based on our understanding of the appropriate tax law, the estimated exposure and probability of a successful assessment by the taxing authorities. In 2007, net income increased by approximately $0.2 million due to the reversal on non-income based tax reserves provided in prior years which were no longer deemed necessary due to the passing of statutes of limitation or as a result of updating our estimates.

Inventory Methods and Realizable Value. Our global inventories are carried at the lower of cost or market, which requires us to estimate adjustments for both obsolescence and the market value we can expect to receive for our on hand inventory. Domestic CAD segment inventories accounted for on a LIFO basis represent approximately 11% of total inventories. As a result, domestic CAD finished goods inventories are carried significantly below their current cost and they can typically be realized at selling prices above their carrying value. Because we are required to produce our product with sufficient lead time to satisfy global distribution and expected demand during seasonal peak periods, we are subject to the risks of consumer acceptance of the products we have produced. We assess our need for obsolescence adjustments based on a variety of factors including historical demand, future marketing plans and alternative uses for raw material and work-in-process.

Warranty Reserves. CAD's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship. In establishing the accrual for warranty costs, management analyzes trends, measured over a period of several years, of several factors that impact the Company's cost to service the warranties. The most significant factors include: the operating costs of the service department, unit sales, the number of units that are returned for warranty repair and the cost of product repairs. The estimates affecting the warranty reserve are updated annually.

Retirement Obligations. The Company's pension benefits are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standard ("SFAS") No. 87, "Employer's Accounting for Pensions." Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 6.4% in 2007 from 5.9% in 2006 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.125% in 2007 and 8.25% in 2006.

Impairment Analysis. The Company tests goodwill and the Costa Del Mar trade name for impairment at least annually. The Company completed its impairment testing as of November 26, 2007 and determined that goodwill and the Costa Del Mar trade name were not impaired. Management's estimates of fair values, projections of future cash flows and other factors are significant factors in testing goodwill for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge.

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

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the introduction of new writing instrument products; the direct to consumer initiatives; the performance of Cross branded non writing instrument products; the Company's plans to identify acquisition targets; the availability of necessary raw materials and manufacturing technologies; the expected contraction of the CAD supply chain; the planned geographic and demographic expansion of Costa Del Mar; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of those risks, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There was $2.9 million and $7.1 million outstanding under the Company's line of credit at December 29, 2007 and December 30, 2006, respectively.

The Company entered into an interest rate swap agreement that effectively fixes the interest rate on a portion of its line of credit at 4.15% per annum. At December 29, 2007, the notional value of the interest rate swap was $2.9 million.

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

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
PAGE

Report of Independent Registered Public Accounting Firm ------------------------------------------------------	17
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006 -------------	18
Consolidated Statements of Income for the Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005 -------------------------------	19
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005 -------------------------------	19
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005 ------------------------------	20
Consolidated Statements of Cash Flows for the Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005 -------------------------------	21
Notes to Consolidated Financial Statements --------------------------------------------------------------------	22 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the Consolidated Financial Statements, in 2007 the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." As discussed in Note P to the Consolidated Financial Statements, in 2006 the Company adopted the provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 13, 2008

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES)	DECEMBER 29, 2007	DECEMBER 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$ 13,572	$ 11,307
Accounts receivable, less allowance for doubtful accounts of
$879 in 2007 and $797 in 2006	31,382	31,990
Inventories	31,804	24,922
Deferred income taxes	5,237	5,103
Other current assets	8,330	5,153
Total Current Assets	90,325	78,475

Property, Plant and Equipment, Net	17,248	22,536
Goodwill	7,288	7,288
Intangibles, Net	4,257	4,501
Deferred Income Taxes	8,217	6,083
Other Assets	1,702	563
Total Assets	$129,037	$119,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 7,519	$ 8,893
Accrued compensation and related taxes	6,688	5,012
Accrued expenses and other liabilities	12,862	11,995
Line of credit	2,925	-
Retirement plan obligations	2,353	2,397
Restructuring liabilities	-	636
Income taxes payable	-	1,363
Total Current Liabilities	32,347	30,296

Retirement Plan Obligations	5,067	7,779
Deferred Gain on Sale of Real Estate	4,302	-
Long-Term Debt	-	7,100
Other Long-Term Liabilities	2,791	-
Accrued Warranty Costs	1,315	1,308
Commitments and Contingencies (Note L)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000 shares, 17,135 shares issued and
13,735 shares outstanding at December 29, 2007, and
16,799 shares issued and 13,399 shares outstanding at
December 30, 2006	17,135	16,799
Class B-authorized 4,000 shares, 1,805 shares issued and
outstanding at December 29, 2007 and December 30, 2006	1,805	1,805
Additional paid-in capital	20,202	17,345
Retained earnings	72,392	66,363
Accumulated other comprehensive loss	(2,005)	(3,035)
	109,529	99,277
Treasury stock, at cost, 3,400 shares in 2007 and 2006	(26,314)	(26,314)
Total Shareholders' Equity	83,215	72,963
Total Liabilities and Shareholders' Equity	$129,037	$119,446
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES,	YEARS ENDED
EXCEPT PER SHARE AMOUNTS)	DECEMBER 29, 2007	DECEMBER 30, 2006	DECEMBER 31, 2005

Net sales	$151,885	$139,336	$129,115
Cost of goods sold	66,610	65,873	66,205
Gross Profit	85,275	73,463	62,910

Selling, general and administrative expenses	66,933	59,155	55,499
Service and distribution costs	5,993	5,407	3,510
Research and development expenses	2,529	2,407	1,790
Restructuring charges	285	1,695	1,151
Operating Income	9,535	4,799	960
Interest income	338	379	279
Other expense	(508)	(704)	(666)
Income Before Income Taxes	9,365	4,474	573
Income tax provision	2,638	1,187	189
Net Income	$ 6,727	$ 3,287	$ 384

Net Income Per Share:
Basic	$0.45	$0.22	$0.03
Diluted	$0.43	$0.22	$0.03

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,946	14,703	14,719
Effect of Dilutive Securities:
Common stock equivalents	605	197	63
Denominator for Diluted Net Income Per Share	15,551	14,900	14,782

There is no anti-dilutive effect of securities for the three years presented above.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	YEARS ENDED
	DECEMBER 29, 2007	DECEMBER 30, 2006	DECEMBER 31, 2005

Net Income	$ 6,727	$ 3,287	$ 384
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments	264	537	(938)
Unrealized loss on interest rate swap, net of tax
benefit of $5	-	-	(10)
Post-retirement liability adjustment, net of tax provision
(benefit) of $411, $424 and ($1,029) (restated Note P)	766	918	(1,816)
Comprehensive Income (Loss)	$ 7,757	$ 4,742	$ (2,380)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES)	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY
Balances at January 1, 2005	$16,347	$1,805	$17,142	$ (792)	$62,692	$(2,039)	3,173	$(25,153)	$70,002
Purchase of treasury stock							187	(995)	(995)
Grant of restricted stock for future services	50		211	(261)					-
Stock option activity	40		136						176
Stock purchase plan	4		15						19
Non-cash stock-based directors' fees	14		57						71
Amortization of unearned stock-based compensation				284					284
Foreign currency translation adjustments						(938)			(938)
Unrealized loss on interest rate swap						(10)			(10)
Minimum pension liability adjustment						(1,816)			(1,816)
Net income					384				384
Balances at December 31, 2005	$16,455	$1,805	$17,561	$ (769)	$63,076	$(4,803)	3,360	$(26,148)	$67,177
Reclassification of unearned stock-based compensation			(769)	769					-
Cancellation of restricted stock			166				40	(166)	-
Grant of restricted stock for future services	290		(290)						-
Stock option activity	37		174						211
Tax benefit of stock options exercised			29						29
Stock purchase plan	4		15						19
Non-cash stock-based directors' fees	13		57						70
Amortization of stock-based compensation			347						347
Stock option expense			55						55
Foreign currency translation adjustments						537			537
Minimum pension liability adjustment						918			918
SFAS No. 158 transition adjustment						313			313
Net income					3,287				3,287
Balances at December 30, 2006	$16,799	$1,805	$17,345	$ -	$66,363	$(3,035)	3,400	$(26,314)	$72,963
FIN 48 transition adjustment					(698)				(698)
Grant of restricted stock for future services	25		(25)						-
Stock option activity	302		1,824						2,126
Tax benefit of stock options exercised			400						400
Stock purchase plan	2		16						18
Non-cash stock-based directors' fees	7		63						70
Amortization of stock-based compensation			539						539
Stock option expense			40						40
Foreign currency translation adjustments						264			264
Post-retirement liability adjustment						766			766
Net income					6,727				6,727
Balances at December 29, 2007	$17,135	$1,805	$20,202	$ -	$72,392	$(2,005)	3,400	$(26,314)	$83,215
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	YEARS ENDED
CASH PROVIDED BY (USED IN)	DECEMBER 29, 2007	DECEMBER 30, 2006	DECEMBER 31, 2005
Operating Activities:
Net income from operations	$ 6,727	$ 3,287	$ 384
Adjustments to reconcile net income from operations
to net cash (used in) provided by operating activities:
Depreciation and amortization	4,954	6,304	6,977
Restructuring charges	285	1,695	1,151
Restructuring charges paid	(921)	(1,332)	(1,163)
Amortization of deferred gain	(435)	-	-
Provision for bad debts	282	164	264
Deferred income taxes	(2,287)	(406)	(230)
Provision for accrued warranty costs	528	490	240
Warranty costs paid	(534)	(673)	(459)
Stock-based directors' fees	70	70	71
Amortization of stock-based compensation	539	347	284
Excess tax benefit from stock-based awards	(400)	-	-
Unrealized gains on trading securities	-	-	(28)
Reversal of payroll and non-income based tax reserves	(5)	(550)	(832)
Unrealized foreign currency transaction (gain) loss	(328)	(193)	220
Changes in operating assets and liabilities:
Accounts receivable	655	2,163	(3,143)
Inventories	(6,481)	(9,003)	138
Receivable from Chinese contract manufacturer	-	4,637	(3,370)
Other assets, net	(3,158)	(272)	(255)
Accounts payable	(1,157)	3,010	403
Other liabilities, net	(685)	(322)	(219)
Net Cash (Used in) Provided by Operating Activities	(2,351)	9,416	433

Investing Activities:
Net proceeds from sale of real estate	15,329	-	-
Additions to property, plant and equipment	(9,103)	(6,259)	(4,288)
Additions to patents and trademarks	(285)	(415)	-
Sales or maturities of short-term investments	-	-	5,096
Net Cash Provided by (Used in) Investing Activities	5,941	(6,674)	808

Financing Activities:
Excess tax benefit from stock-based awards	400	-	-
Repayment of long-term debt	(12,075)	(6,856)	(6,862)
Borrowing on long-term debt agreement	7,900	3,500	10,456
Line of credit proceeds and repayments, net	-	-	(3,000)
Proceeds from sale of Class A common stock	2,144	230	195
Purchase of treasury stock	-	-	(995)
Net Cash Used in Financing Activities	(1,631)	(3,126)	(206)

Effect of exchange rate changes on cash and cash equivalents	306	617	(395)
Increase in Cash and Cash Equivalents	2,265	233	640
Cash and cash equivalents at beginning of year	11,307	11,074	10,434
Cash and Cash Equivalents at End of Year	$13,572	$11,307	$11,074

SUPPLEMENTAL INFORMATION:
Income taxes paid	$ 7,263	$ 461	$ 719
Interest paid	444	480	586
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
DECEMBER 29, 2007

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations: The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the "Company"). Upon consolidation, all material intercompany accounts and transactions are eliminated.

The Company has two reportable segments: Cross Accessory Division ("CAD"), and Cross Optical Group ("COG").

The Company's CAD segment designs, manufactures and markets writing instruments, business accessories and watches throughout the world and is an OEM of writing instruments. Writing instrument products are sold under the Cross brand as well as the Penatia and Omni by Cross brands and under the licensed name Bill Blass. They include ball-point pens, fountain pens, selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets. In addition to writing instrument accessories, the Company offers personal accessory products including watches, precision reading glasses and leather goods.

The Company's COG segment designs, manufactures and markets sunglasses throughout the United States under the Costa Del Mar brand.

The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

The following prior year amounts have been reclassified in order to conform to the current year presentation. In fiscal 2006 and 2005, $1.3 million and $0.5 million, respectively, were reclassified from selling, general and administrative expenses to service and distribution costs. These expenses were determined to be related to the distribution of product. Interest income in 2006 and 2005 of $0.4 million and $0.3 million, respectively, has been shown gross to conform to the current year presentation.

The accounting policies of the Company's segments are described in this summary of significant accounting policies. The Company evaluates segment performance based upon the profit or loss before income taxes. The Company's reportable segments are strategic business units that offer different product lines. They are managed separately, as each unit requires different technologies and marketing strategies. The Company has historically recorded its highest sales in the fourth quarter.

Accounting for Estimates: The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), requires the Company to make assumptions that affect the estimates reported in these consolidated financial statements. Actual results may differ from these estimates. The significant estimates in the Company's consolidated financial statements include sales returns and allowances, allowance for doubtful accounts receivable, realizable value of inventory, impairment of long-lived assets and goodwill, warranty, retirement obligations and income taxes.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 29, 2007 and December 30, 2006, approximately 35% and 55%, respectively, of the Company's cash and cash equivalents were on deposit with one financial institution.

Allowance for Doubtful Accounts: The following is a summary of the allowance for doubtful accounts for the three years ended December 29, 2007:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2007	DECEMBER 30, 2006	DECEMBER 31, 2005
Allowance for Doubtful Accounts - Beginning of Year	$797	$1,007	$1,179
Charged to costs and expenses	282	164	264
Deductions	(200)	(374)	(436)
Allowance for Doubtful Accounts - End of Year	$879	$ 797	$1,007

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

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and Building Additions	39	Years
Building & Land Improvements, and Furniture & Fixtures	5 to 10	Years

Machinery & Equipment	5 to 10	Years
Leasehold Improvements	3 to 20	Years
Vehicles, Tooling and Desktop PCs	3 to 10	Years

The components of Property, Plant and Equipment are as follows:
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2007	DECEMBER 30, 2006
Land and land improvements	$ -	$ 1,202
Buildings and leasehold improvements	2,020	17,929
Machinery and equipment	105,496	106,711
	107,516	125,842
Less accumulated depreciation	90,268	103,306
Net Property, Plant and Equipment	$ 17,248	$ 22,536

Depreciation expense was $4.4 million, $5.6 million and $6.2 million in fiscal 2007, 2006 and 2005, respectively.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the cost to sell.

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying amount. The Costa Del Mar trade name is also tested for impairment annually. The Company has identified two reporting units, the fair value of which were determined using present value cash flow models. Patents and trademarks are amortized on a straight-line basis over five years and are evaluated for impairment using the methodology described in SFAS No. 142. The required annual impairment tests for all segments were performed on November 26, 2007 and November 27, 2006. The Company concluded for all periods that goodwill and the Costa Del Mar trade name were not impaired. The Company also reviewed its indefinite lived intangible assets and concluded that under SFAS No. 142, they were unimpaired.

Warranty Costs: CAD's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure, accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.4 million at December 29, 2007 and December 30, 2006, respectively, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:
	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2007	DECEMBER 30, 2006	DECEMBER 31, 2005
Accrued Warranty Costs - Beginning of Year	$1,736	$1,919	$2,138
Warranty costs paid	(534)	(673)	(459)
Warranty costs accrued	413	406	454
Impact of changes in estimates and assumptions	115	84	(214)
Accrued Warranty Costs - End of Year	$1,730	$1,736	$1,919

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

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $12.0, $11.2 million and $11.1 million for fiscal 2007, 2006 and 2005, respectively. Accrued marketing support expenses were approximately $2.2 million at December 29, 2007 and December 30, 2006 and are included in accrued expenses and other liabilities.

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

Realized and unrealized gains and losses on contracts intended to hedge specific forecasted transactions or commitments, if any, that are designated and qualify for hedge accounting are deferred and recorded as a component of accumulated other comprehensive income (loss) and accounted for as part of the transaction. Contracts are recorded at fair value on the balance sheet as a component of other current assets or accrued expenses and other liabilities.

Stock-Based Compensation: On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" and its related implementation guidance, to account for all share-based payment transactions in which the Company acquires goods or services by issuing shares, options or other equity instruments, or incurs a liability for which the amount, at least in part, is determined based on the value of or is settled in the Company's shares or other equity instruments. Accordingly, the Company recognizes stock-based employment compensation arrangements based on the estimated fair value of stock-based awards exchanged for employee services received and recognizes compensation cost based on the fair value of the award on the date of grant, recognized ratably over the requisite service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) using the modified prospective transition approach and, consequently, the Company's consolidated financial statements for prior periods have not been restated. Under this transition method, the Company's reported stock compensation expense in 2007 and 2006 included: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted or modified subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As a result of the adoption of SFAS No. 123(R), the Company's results for the years ended December 29, 2007 and December 30, 2006 include incremental share-based compensation expense of $40,000 and $55,000, respectively, which has been included in the Consolidated Statement of Operations within selling, general and administrative expenses.

Prior to January 1, 2006, the Company applied the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, no employee stock-based compensation cost was reflected in net income related to options granted under those plans for which the exercise or purchase price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation was recorded on the date of grant if the exercise or purchase price of the stock award was less than the market value of the underlying common stock on the date of grant. Deferred compensation was expensed on a straight-line basis over the vesting period of the stock award, generally three years. The following table reflects pro forma net income and net income per share had the Company elected to record expense for employee stock options under SFAS No. 123 for the year ended December 31, 2005:
YEAR ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	DECEMBER 31, 2005
Net income, as reported	$ 384
Less stock-based compensation expense recognized, net of tax	187
Stock-based compensation expense determined under SFAS No. 123, net of tax	(326)
Pro Forma Net Income	$ 245
Net Income Per Share:
Basic and diluted - as reported	$0.03
Basic and diluted - pro forma	$0.02

Income Taxes: Provisions for Federal, state and non-U.S. income taxes are calculated on reported Income Before Income Taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions.

Through December 30, 2006, the Company accounted for all uncertain tax based liabilities in accordance with SFAS 5, which requires recognition of a contingent liability when such liability is both probable and estimable. Beginning on December 31, 2006, the first day of the Company's 2007 fiscal year, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48") to account for uncertain income tax positions. Under FIN 48, the Company records a liability associated with an uncertain income tax benefit, for a position taken or intended to be taken, if we determine that such benefit is not more likely than not of being sustained upon review of the taxing authority. The Company also records a tax position as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes that all estimates for income based contingent tax liabilities are in accordance with the principles contained in FIN 48 and all estimates are reasonable.

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted net income per share is computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and restricted stock based on the treasury stock method.

New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. SFAS 157 applies under other accounting pronouncements that currently require or permit fair value measurements. SFAS 157 is effective for the Company beginning December 30, 2007, and the Company applied the provisions of SFAS 157 prospectively as of that date. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115," ("SFAS 159") which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). This Statement replaces FASB Statement No. 141 "Business Combinations" and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is designed to improve, simplify and converge internationally the accounting for business combinations. The effect of SFAS 141R on the Company's consolidated financial statements, results of operations or cash flows, if any, is not determinable at this time.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $3.7 million and $3.8 million at December 29, 2007 and December 30, 2006, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $6.3 million and $7.2 million higher than reported at December 29, 2007 and December 30, 2006, respectively. During fiscal 2007, domestic writing instrument inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation was to increase net income by approximately $0.6 million, or $0.04 per share, basic and diluted. The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	DECEMBER 29, 2007	DECEMBER 30, 2006
Finished goods	$17,875	$13,807
Work in process	4,707	4,008
Raw materials	9,222	7,107
	$31,804	$24,922

NOTE C - RESTRUCTURING CHARGES

In 2003, the Company announced a corporate restructuring program of its writing instrument and accessory segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. As part of this program, a number of writing instrument manufacturing departments have been and continue to be moved offshore. As of December 29, 2007, approximately 181 manufacturing positions in Lincoln, Rhode Island had been eliminated as a result of this program. In addition, approximately 80 global non-manufacturing positions were eliminated through 2004 as part of the program to consolidate and reduce administrative expenses. This restructuring program was complete as of December 29, 2007. The Company incurred $7.9 million in restructuring charges over the life of this program. Of this, approximately $5.2 million was for severance and related expenses and $2.7 million was for professional fees and other.

The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 1, 2005	$ 267	$ 22	$ 289
Restructuring charges incurred	415	736	1,151
Cash payments	(429)	(734)	(1,163)
Foreign exchange effects	(4)	-	(4)
Balances at December 31, 2005	$ 249	$ 24	$ 273
Restructuring charges incurred	1,152	543	1,695
Cash payments	(765)	(567)	(1,332)
Balances at December 30, 2006	$ 636	$ 0	$ 636
Restructuring charges incurred	(10)	295	285
Cash payments	(626)	(295)	(921)
Balances at December 29, 2007	$ 0	$ 0	$ 0

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

At December 29, 2007 and December 30, 2006, the carrying value of goodwill was approximately $7.3 million. Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2007			DECEMBER 30, 2006
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,629	$ 8,019	$ 610	$ 8,378	$ 7,667	$ 711
Patents	3,018	2,771	247	2,985	2,595	390
	$11,647	$10,790	857	$11,363	$10,262	1,101
Not Amortized:
Trade name			3,400			3,400
Total Other Intangibles, Net			$4,257			$4,501

The Company amortizes patents and trademarks over an average five-year life. Amortization expense was approximately $528,000, $723,000 and $733,000 for fiscal years 2007, 2006 and 2005, respectively. The estimated future amortization expense for other intangibles remaining as of December 29, 2007 is as follows:
(THOUSANDS OF DOLLARS)	2008	2009	2010	2011
	$ 390	$ 263	$ 141	$ 63

NOTE E - LINE OF CREDIT

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

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain of the domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and certain of its domestic subsidiaries. The Company is in compliance with or has received a waiver for all loan covenants.

At December 29, 2007, the outstanding balance of the Company's line of credit was $2.9 million, bearing an interest rate of 7.25%, and the unused and available portion, according to the terms of the amended agreement, was $17.1 million. At December 30, 2006, the outstanding balance of the Company's line of credit was $7.1 million, bearing an interest rate of approximately 8.25%, and the unused and available portion, according to the terms of the amended agreement, was $12.9 million.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ITEMS
(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	POSTRETIREMENT LIABILITY ADJUSTMENT	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at December 30, 2006	$(347)	$(2,688)	$(3,035)
Current period change	264	766	1,030
Balances at December 29, 2007	$ (83)	$(1,922)	$(2,005)

NOTE G - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at December 29, 2007 and December 30, 2006, along with maturity dates and any unrealized gain. The net unrealized gain is recorded in SG&A in the consolidated statements of income, since the Company did not apply hedge accounting to these contracts.
(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
December 29, 2007
Euro	$ 7,767	2008	$ 1
Sterling	4,988	2008	(9)
Japanese Yen	3,559	2008	8
Hong Kong Dollar	2,951	2008	4
Taiwan Dollar	2,691	2008	6
Total	$21,956		$10

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
December 30, 2006
Euro	$ 7,504	2007	$ (4)
Sterling	2,178	2007	(12)
Japanese Yen	3,583	2007	12
Hong Kong Dollar	3,864	2007	7
Taiwan Dollar	1,379	2007	(2)
Total	$18,508		$ 1

Foreign currency exchange gains (losses) that are included in SG&A expenses approximated $0.1 million, $0.2 million and $(0.4) million in fiscal 2007, 2006 and 2005, respectively.

In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. This swap fixes the interest rate on a portion of the Company's line of credit at 4.15%. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other income (expense) in the consolidated statements of income. At December 29, 2007, the notional value of the interest rate swap was $2.9 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was $11,000 and $78,000 at December 29, 2007 and December 30, 2006, respectively, and was reported in other current assets.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan and a defined contribution retirement plan (consisting of a savings plan and a non-contributory profit sharing plan), which cover substantially all domestic employees.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's non-contributory defined benefit pension plan effective May 20, 2006. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company is providing enhanced transitional benefits for a period of three years to employees close to normal retirement age.

The Company's matching contributions to the savings plan are made all in cash. In fiscal 2007, 2006 and 2005 expenses related to this plan were approximately $937,000, $1,254,000 and $541,000, respectively. There were no profit sharing plan contributions during this three-year period. The Company also maintains a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

The Company's measurement date for these benefits is the Company's fiscal year end.

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

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2007	2006
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 48,104	$ 55,526
Service cost	81	497
Interest cost	2,812	2,791
Plan changes	-	137
Curtailment gain	-	(6,412)
Actuarial (gain) loss	(3,699)	(2,189)
Benefits paid	(1,955)	(2,092)
Other	(93)	(154)
Benefit Obligation at End of Year	$ 45,250	$ 48,104

(THOUSANDS OF DOLLARS)	2007	2006	2005
Change in Plan Assets
Fair value of plan assets at end of prior year	$ 38,493	$ 36,595
Actual return on plan assets	574	3,101
Employer contributions	1,535	1,043
Benefits paid	(1,955)	(2,092)
Administrative expenses paid	(93)	(154)
Fair Value of Plan Assets at End of Year	$ 38,554	$ 38,493
Funded Status
Deficiency of plan assets over projected benefit obligation	$(6,696)	$(9,611)
Unrecognized net transition obligation	54	55
Unrecognized prior service cost	21	91
Unrecognized net actuarial loss	2,787	3,931
Accrued Pension Cost (Included in Retirement Plan Obligations)	$ (3,834)	$ (5,534)
Amounts Recognized in the Statement of Position Consist of
Prepaid benefit cost	$ -	$ -
Accrued benefit cost - current	(1,629)	(1,832)
Accrued benefit cost - long-term	(5,067)	(7,779)
Accumulated other comprehensive loss	2,862	4,077
Net Recognized Amount	$ (3,834)	$ (5,534)

Accumulated Benefit Obligation	$ 45,250	$ 48,020

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$ 45,250	$ 48,104
Accumulated Benefit Obligation	$ 45,250	$ 48,020
Fair Value of Plan Assets	$ 38,554	$ 38,493

Components of Net Periodic Benefit Cost
Service cost	$ 81	$ 497	$ 1,515
Interest cost	2,812	2,791	2,815
Expected return on plan assets	(2,874)	(2,792)	(2,793)
Amortization of transition asset	7	7	6
Amortization of prior service cost	110	75	63
Recognized net actuarial gain	-	108	77
Net Periodic Benefit Cost	$ 136	$ 686	$ 1,683

Assumptions:

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate	6.40%	5.90%	5.60%
Rate of compensation increase	N/A	N/A	3.50%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.90%	5.60%	5.85%
Expected return on plan assets	8.125%	8.25%	8.25%
Rate of compensation increase	N/A	3.50%	3.50%

In establishing the long-term rate of return on assets assumption of 8.125%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns for those asset categories. That weighted-average return approximates 8.125%. The Company monitors investment results of its pension plan managers against benchmarks such as the Standard & Poor's 500 Index and the Russell 2000 Growth Index for the equity portion of the portfolio and the Lehman Brothers Aggregate Bond Index for fixed income investments. Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 8.125% assumption.

Plan Asset Information: Asset Category	TARGET ALLOCATION FYE 2008	ALLOCATION PERCENTAGE FYE 2007	ALLOCATION PERCENTAGE FYE 2006
Equity securities	60%-70%	63.59%	67.42%
Debt securities	30%-40%	35.90%	32.32%
Real estate	0%	0%	0.00%
Other	0%	0.51%	0.26%
	100%	100%	100%

The investment objective of the Plan is to exceed the actuarial long-term rate of return on assets assumption of 8.125%. To that end, it is the Plan's practice to invest the assets in accordance with the minimum and maximum ranges established for each asset category. These targeted asset allocation ranges have been established in accordance with the overall risk and return objectives of the portfolio. The Plan employs other risk management practices that stress diversification and liquidity. For equity investments, no more than 10% of the equity portfolio can be invested in one issuer and typically no more than 20% of equity assets can be invested in one industry. Shares must be listed on major stock exchanges to assure liquidity. Debt securities are similarly governed by risk management rules. No more than 5% of the total portfolio may be invested in one issuer (except the United States government), and no one issuer can exceed 5% of the outstanding shares of that issuer. There are also quality ratings associated with debt securities that the Plan managers must adhere to. Certain assets or transactions are prohibited in the management of Plan assets, such as commodities, real estate (except mutual funds or REITS), venture capital, private placements, purchasing securities on margin and short selling.

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(THOUSANDS OF DOLLARS)	2008	2009	2010	2011	2012	2013 - 2017
	$1,765	$1,887	$2,014	$2,152	$2,302	$13,825

NOTE I - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The Company obtains shares on the open market to satisfy grants under this plan. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at not less than the full market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; shares of Restricted Stock, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the Restricted Stock; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock).

The fair value of each stock option granted under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted in fiscal years 2007 and 2006. The weighted average fair value per share of stock options granted during fiscal 2005 was $1.74. The key assumptions used to value the options granted in 2005 were a 4.34% weighted-average risk-free rate, an average expected life of 5 years, 29.44% volatility and a 0% dividend yield. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. At December 29, 2007 the intrinsic value of the Stock Options outstanding and exercisable was approximately $3.7 million and $3.6 million, respectively, based upon a stock price of $8.60. The total intrinsic value of options exercised in 2007, 2006 and 2005 was $0.8 million, $0.1 million and $14,000, respectively. In 2007, largely due to the exercise of stock options, the Company generated $2.1 million from the sale of Class A common stock. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

Stock option activity during the three years ended December 29, 2007 was as follows:
Stock Option Plan:	OPTIONS	WEIGHTED AVERAGE PRICE OR FAIR VALUE PER SHARE	SHARES RESERVED
Outstanding at January 1, 2005	1,933,146	$ 6.43	2,500,784
Restricted Stock Grants	-	$ 5.23	(50,000)
Director Retainers	-	-	(14,354)
Exercised	(40,000)	$ 5.09	(40,000)
Granted	70,000	$ 5.12	-
Canceled	(144,803)	$ 8.20	-
Outstanding at December 31, 2005	1,818,343	$ 6.27	2,396,430
Restricted Stock Grants	-	$ 4.37	(290,000)
Director Retainers	-	-	(12,783)
Exercised	(37,300)	$ 5.64	(37,300)
Canceled	(121,319)	$ 7.81	(1,000)
Outstanding at December 30, 2006	1,659,724	$ 6.17	2,055,347
Restricted Stock Grants	-	$ 8.98	(25,000)
Restricted Stock Cancelled		$ 7.06	129,981
Director Retainers	-	-	(7,026)
Exercised	(301,744)	$ 7.05	(301,744)
Canceled	(95,746)	$ 9.91	(9,750)
Outstanding at December 29, 2007	1,262,234	$ 5.67	1,841,808

The following chart contains summary information about the stock options outstanding at December 29, 2007:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AND EXPECTED TO VEST	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	22,087	3.56	$ 4.39	18,753	$ 4.37
$ 4.56 - $ 4.56	500,000	1.88	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.23	170,450	4.15	$ 5.12	150,450	$ 5.10
$ 5.26 - $ 6.01	90,907	3.61	$ 5.63	90,907	$ 5.63
$ 6.06 - $ 6.06	55,250	0.95	$ 6.06	55,250	$ 6.06
$ 6.16 - $ 6.16	24,000	4.76	$ 6.16	24,000	$ 6.16
$ 6.20 - $ 6.20	12,500	5.82	$ 6.20	12,500	$ 6.20
$ 6.94 - $ 6.94	5,940	0.76	$ 6.94	5,940	$ 6.94
$ 7.11 - $ 7.11	215,200	4.57	$ 7.11	215,200	$ 7.11
$ 7.63 - $ 7.63	165,900	3.57	$ 7.63	165,900	$ 7.63
$ 4.34 - $ 7.63	1,262,234	3.07	$ 5.67	1,238,900	$ 5.68

At December 29, 2007, there were 464,666 shares of Restricted Stock outstanding under the OI Plan with a weighted average fair value of $4.98 per share. At January 1, 2005, there were 182,900 shares of Restricted Stock outstanding with a weighted average fair value of $5.36 per share. Compensation expense recognized for Restricted Stock under the OI Plan amounted to $0.5 million, $0.3 million and $0.3 million for fiscal 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, 20,334 shares, 10,000 shares and 10,000 shares, respectively became vested with a weighted average fair value per share of $10.06, $5.58 and $5.33, respectively. The total fair value of Restricted Stock that vested in 2007 was $0.2 million. At December 29, 2007, the total unrecognized cost for Restricted Stock under the OI Plan was approximately $0.4 million with a weighted-average life of 1.3 years. The related tax benefit on compensation expense recognized under the OI Plan was $0.4 million, $29,000 and $0 in fiscal, 2007, 2006 and 2005, respectively. At December 29, 2007, there were 1,841,808 shares reserved and 579,574 shares available to be issued under the OI Plan.

Director Retainers are shares of Company stock issued to Directors for services performed for the Company. The expense related to Director Retainer shares for 2007, 2006 and 2005 were $0.1 million each year.

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 89,384, 91,144 and 95,045 at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

NOTE J - INCOME TAXES

The components of income before income taxes were:
(THOUSANDS OF DOLLARS)	2007	2006	2005

U.S.	$6,315	$ 66	$(1,243)
Non-U.S.	3,050	4,408	1,816
	$9,365	$4,474	$ 573

The provision for income taxes consists of the following:
(THOUSANDS OF DOLLARS)	2007	2006	2005
Currently Payable (Receivable):
Federal	$3,968	$ (103)	$ 68
State	334	280	141
Foreign	559	1,302	83
	4,861	1,479	292
Deferred:
Federal	(2,382)	(408)	(160)
State	(5)	6	-
Foreign	164	110	57
	(2,223)	(292)	(103)
Total	$2,638	$1,187	$ 189

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from operations is as follows:
(THOUSANDS OF DOLLARS)	2007	2006	2005
Statutory Federal income tax provision	$ 3,278	$ 1,521	$ 195
State income tax expense, less Federal tax benefit	243	139	84
Foreign operations	(345)	(85)	(223)
Net tax on Section 965 dividend	-	-	861
Adjustment related to uncertain tax benefits	(503)	-	-
Revisions to estimates	-	(293)	(370)
Benefit of export sales	-	(76)	(229)
Miscellaneous	(35)	(19)	(129)
Income Tax Provision	$ 2,638	$ 1,187	$ 189

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2007 and December 30, 2006 are as follows:
(THOUSANDS OF DOLLARS)	2007	2006
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes and in-
ventory adjustments not deductible for tax purposes	$ 2,438	$ 1,556
Excess benefit plan	782	826
Accrued pension costs	1,271	1,701
Other	1,455	1,724
	5,946	5,807
Less valuation allowance	(625)	(569)
Current Deferred Tax Assets	5,321	5,238
Liabilities:
Current Deferred Tax Liabilities	84	135
Net Current Deferred Tax Asset	$ 5,237	$ 5,103

(THOUSANDS OF DOLLARS)	2007	2006
Long-Term Deferred Tax Assets:
Intangible assets	$ 2,335	$ 2,172
Accrued warranty costs	675	677
Foreign tax credit carryforward	805	922
Net operating loss carryforward	2,684	2,355
Accrued pension costs	1,180	1,540
Deferred gain on sale of real estate	1,688	-
Property, plant and equipment, principally due to
differences in depreciation	1,140	608
Other	827	241
	11,334	8,515
Less valuation allowance	(3,117)	(2,432)
Long-Term Deferred Tax Asset	$ 8,217	$ 6,083
Net Deferred Tax Asset	$13,454	$11,186

At December 29, 2007 and December 30, 2006, undistributed earnings of foreign subsidiaries amounted to approximately $19.4 million and $22.0 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends, if foreign earnings are lent to the Company or a United States affiliate or if the Company should sell its stock in the subsidiaries. The amount of additional taxes that might be payable on the undistributed foreign earnings of $19.4 million approximates $7.2 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

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

At December 29, 2007, the Company had state net operating loss carryforwards of approximately $22.1 million, which expire in fiscal years from 2008 to 2026. Net operating loss carryforwards for certain foreign subsidiaries were approximately $5.0 million for tax purposes. A portion of these losses will expire in fiscal years from 2008 to 2021 and a portion do not expire. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The increase of $0.7 million in the valuation allowance in fiscal 2007 primarily related to changes in the state deferred tax assets.

The Company recorded a charge to retained earnings of $0.7 million in fiscal 2007 as a result of the adoption of FIN 48. As of December 31 2006, the Company had provided a liability of $2.1 million for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $1.3 million of the unrecognized tax benefit would have impacted the Company's tax rate, if recognized. As of December 29, 2007, the liability is $2.1 million and $0.7 million of the unrecognized tax benefit would impact the Company's effective tax rate, if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The following is a tabular reconciliation of beginning and ending balances of unrecognized tax benefits.
(THOUSANDS OF DOLLARS)
Balances at December 31, 2006	$2,114
Gross increases - tax positions in prior period	5
Gross decreases - tax positions in prior period	(23)
Gross increases - current period tax positions	44
Lapse of statute of limitations	(77)
Balances at December 29, 2007	$2,063

The Company is currently subject to audit by the Internal Revenue Service and some foreign jurisdictions for the calendar years ended 2004, 2005, 2006 and 2007. An IRS audit is currently underway for the 2005 tax year. In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2004; this varies depending on the jurisdiction. The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005, 2006 and 2007.

As of December 31, 2006, the Company had accrued $0.4 million of interest and $0.2 million of penalties related to uncertain tax positions. As of December 29, 2007, the total amount of accrued interest is $0.5 million and the total amount of accrued penalties is $0.2 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of FIN 48, including tax, interest and penalty, are included in other long-term liabilities on the Company's consolidated balance sheet.

We are subject to income taxes in many jurisdictions around the world. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates for uncertain tax positions are reasonable and recorded in accordance with the provisions of FIN 48, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which the determination is made. Changes in estimates made in fiscal 2007 and 2006 were the result of better information, current actions by taxing authorities and the passing of statutes of limitation in certain jurisdictions.

NOTE K - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended December 29, 2007:
(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2007:
Revenues from external customers	$115,313	$36,572	$151,885
Depreciation and amortization	4,528	426	4,954
Segment profit	3,542	5,823	9,365
Restructuring charges	285	-	285
Interest expense	511	-	511
Deferred tax assets	13,018	436	13,454
Segment assets	107,930	21,107	129,037
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	8,543	908	9,451
2006:
Revenues from external customers	$111,942	$27,394	$139,336
Depreciation and amortization	5,982	322	6,304
Segment profit	301	4,173	4,474
Restructuring charges	1,695	-	1,695
Interest expense	653	-	653
Deferred tax assets	10,969	217	11,186
Segment assets	99,967	19,479	119,446
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	5,573	1,101	6,674
2005:
Revenues from external customers	$109,554	$19,561	$129,115
Depreciation and amortization	6,763	214	6,977
Segment (loss) profit	(1,991)	2,564	573
Restructuring charges	1,151	-	1,151
Interest expense	586	-	586
Deferred tax assets	11,109	222	11,331
Segment assets	96,556	16,337	112,893
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	4,492	403	4,895

Geographic Information
(THOUSANDS OF DOLLARS)	2007	2006	2005
NET SALES:
United States	$ 79,038	$ 73,857	$ 67,554
Europe, Middle East and Africa	43,534	38,850	36,440
Asia Pacific	19,463	18,489	18,274
International Americas	9,850	8,140	6,847
Total Consolidated Net Sales	$151,885	$139,336	$129,115
Revenues are attributed to countries based on the location of customers.
LONG-LIVED ASSETS:
United States	$ 19,391	$ 28,648	$ 32,854
Foreign countries	9,402	5,677	936
Total Consolidated Long-Lived Assets	$ 28,793	$ 34,325	$ 33,790

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases administrative facilities and/or manufacturing and warehouse space for its CAD segment operations in France, the United Kingdom, Germany, Japan, Taiwan, Hong Kong, Singapore and China. The CAD segment also leases retail facilities in Massachusetts, Illinois, Nevada and the United Kingdom. The Company's COG segment leases an administrative and warehouse facility in Daytona Beach, Florida. Future minimum lease payments under all non-cancelable leases at December 29, 2007 were approximately:
(THOUSANDS OF DOLLARS)	2008	2009	2010	2011	2012	Thereafter	Total
	$ 3,281	$ 2,753	$ 2,618	$ 2,520	$ 2,553	$ 13,581	$ 27,306

The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At December 29, 2007, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

NOTE N - SALE OF REAL ESTATE

On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross entered into an operating lease for approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, Rhode Island where it continues to house its corporate headquarters. Net proceeds related to the sale were $15.3 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense. The deferred gain on sale of real estate at December 29, 2007 was $4.8 million, $0.5 million of which was included in accrued expenses and other current liabilities.

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 29, 2007 and December 30, 2006:
(THOUSANDS, EXCEPT PER SHARE DATA)
2007:	MARCH 31	JUNE 30	SEPTEMBER 29	DECEMBER 29
Net sales	$32,572	$36,476	$35,114	$47,723

Gross profit	18,372	20,454	19,915	26,534

Net Income	$ 123	$ 990	$ 2,364	$ 3,250

Net Income Per Share:
Basic	$0.01	$0.07	$0.16	$0.22
Diluted	$0.01	$0.06	$0.15	$0.21

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,778	14,940	15,044	15,090
Effect of Dilutive Securities:
Common stock equivalents	525	592	655	586
Denominator for Diluted Net Income Per Share	15,303	15,532	15,699	15,676

2006:	APRIL 1	JULY 1	SEPTEMBER 30	DECEMBER 30
Net sales	$29,562	$32,509	$31,919	$45,346

Gross profit	15,681	17,732	17,053	22,997

Net (Loss) Income	$ (129)	$ 409	$ 320	$ 2,687

Basic and Diluted Net (Loss) Income Per Share	$(0.01)	$0.03	$0.02	$0.18

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,684	14,699	14,707	14,712
Effect of Dilutive Securities:
Common stock equivalents	-	(A)	84	164	357
Denominator for Diluted Net (Loss) Income Per Share	14,684	14,783	14,871	15,069

(A)	67 incremental shares related to options or restricted stocks granted were not included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.
NOTE P -	CORRECTION OF REPORTED COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 30, 2006 AND CORRECTION OF REPORTED BORROWINGS AND REPAYMENTS OF DEBT IN 2006 AND 2005

The Company incorrectly included a transition adjustment of $0.3 million related to the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in Comprehensive Income within our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 30, 2006 as reported in the Company's annual report on Form 10-K for the year then ended. This has been corrected in this 2007 annual report on Form 10-K, decreasing the previously reported comprehensive income within our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 30, 2006 from the previously reported $5.0 million to $4.7 million, as restated.

The Company incorrectly presented financing cash flows related to borrowings and repayments of long-term debt net in our 2006 and 2005 Consolidated Statement of Cash Flows; these amounts should have been recorded gross in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows."  This has been corrected in this 2007 annual report on Form 10-K: increasing the previously reported repayment of long-term debt to $6.9 million in 2006 and 2005; increasing the previously reported borrowing on long-term debt to $3.5 million and $10.5 million in 2006 and 2005 respectively; and separately displaying the line of credit proceeds and repayments, net of $3 million.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
Item 9A	CONTROLS AND PROCEDURES
A	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 29, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

B	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission. Based on this evaluation under the framework in Internal control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Our internal control over financial reporting as of December 29, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
C	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the internal control over financial reporting of A.T. Cross Company and subsidiaries (the "Company") as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of the Company as of and for the year ended December 29, 2007 and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109."

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 13, 2008

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2008 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Annual Report on Form 10-K.

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
Item 11	EXECUTIVE COMPENSATION

See "Executive Compensation" in the registrant's definitive proxy statement for the 2008 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2008 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of December 29, 2007:
	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	1,262,234	$5.67	579,574
Equity compensation plans not
approved by security holders	-	-	-
Total	1,262,234	$5.67	579,574
Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See "Election of Directors" in the registrant's definitive proxy statement for the 2008 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2008 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

Consolidated Statements of Income for the Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Cash Flows for the Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005

Notes to Consolidated Financial Statements

(3) Listing of Exhibits

EXHIBIT
	NUMBER	DESCRIPTION

	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)

	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)

	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)

	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)

	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *

	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the Registrant's report on Form 10-K for the year ended December 31, 1997) *

	(10.3)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by Reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.4)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.5)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended July 3, 2004) *

	(10.7)	Executive Employment Contract - Charles S. Mellen dated November 21, 2004 (incorporated by reference to Exhibit (10.9) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.8)	Executive Employment Contract - Kevin F. Mahoney dated January 11, 2005 (incorporated by reference to Exhibit (10.10) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.9)	A.T. Cross Company Long Term Incentive Plan and Severance Program for senior management
(incorporated by reference to the registrant's report on Form 8-K filed October 25, 2005) *

	(10.10)	A.T. Cross Company Incentive Compensation Plan - 2008 *

	(10.11)	Credit Agreement with Bank of America, N.A., (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended April 1, 2006)

	(10.12)	First Amendment to Credit Agreement with Bank of America, N.A., (incorporated by reference to
Exhibit (10) to the registrant's report on Form 8-K filed October 26, 2006)

	(11)	Statement Re: Computation of Net (Loss) Income per Share - (incorporated by reference to the
"Consolidated Statements of Income" financial statement in Item 8 of this Annual Report on
Form 10-K)

	(21)	A.T. Cross Company Subsidiaries, Branches and Divisions

	(23)	Consent of Independent Registered Public Accounting Firm

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
Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS__________ (Russell A. Boss)	Chairman & Director	March 13, 2008

/s/BRADFORD R. BOSS________ (Bradford R. Boss)	Chairman Emeritus & Director	March 13, 2008

/s/DAVID G. WHALEN__________ (David G. Whalen)	President & Director (Chief Executive Officer)	March 13, 2008

/s/KEVIN F. MAHONEY_________ (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 13, 2008

/s/GARY S. SIMPSON__________ (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 13, 2008

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 13, 2008

/s/EDWARD J. COONEY_______ (Edward J. Cooney)	Director	March 13, 2008

/s/GALAL P. DOSS____________ (Galal P. Doss)	Director	March 13, 2008

/s/TERRENCE MURRAY________ (Terrence Murray)	Director	March 13, 2008

/s/ANDREW J. PARSONS______ (Andrew J. Parsons)	Director	March 13, 2008

/s/JAMES C. TAPPAN__________ (James C. Tappan)	Director	March 13, 2008