Form 10-Q
period 2008-03-29
CROSS A T CO
filed 2008-05-08
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008 or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 26, 2008:
Class A common stock - Class B common stock -	14,092,558 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	MARCH 29, 2008	DECEMBER 29, 2007
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 15,501	$ 13,572
Accounts receivable, net	28,762	31,382
Inventories	33,931	31,804
Deferred income taxes	5,254	5,237
Other current assets	6,960	8,330
Total Current Assets	90,408	90,325

Property, Plant and Equipment, Net	17,438	17,248
Goodwill	17,124	7,288
Intangibles, Net	11,694	4,257
Deferred Income Taxes	8,301	8,217
Other Assets	2,310	1,702
Total Assets	$ 147,275	$ 129,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 20,077	$ 20,381
Accrued compensation and related taxes	5,160	6,688
Line of credit	-	2,925
Retirement plan obligations	2,182	2,353
Total Current Liabilities	27,419	32,347
Retirement Plan Obligations	4,981	5,067
Deferred Gain on Sale of Real Estate	4,171	4,302
Long-Term Debt	21,721	-
Other Long-Term Liabilities	3,314	2,791
Accrued Warranty Costs	1,342	1,315
Commitments and Contingencies (Note O)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,586 shares issued and
14,140 shares outstanding at March 29, 2008, and 17,135 shares
issued and 13,735 shares outstanding at December 29, 2007	17,586	17,135
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at March 29, 2008 and December 29, 2007	1,805	1,805
Additional paid-in capital	20,374	20,202
Retained earnings	72,994	72,392
Accumulated other comprehensive loss	(1,926)	(2,005)
	110,833	109,529
Treasury stock, at cost	(26,506)	(26,314)
Total Shareholders' Equity	84,327	83,215
Total Liabilities and Shareholders' Equity	$ 147,275	$ 129,037

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	MARCH 29, 2008	MARCH 31, 2007

Net sales	$ 36,257	$ 32,572
Cost of goods sold	16,286	14,200
Gross Profit	19,971	18,372

Selling, general and administrative expenses	16,734	15,879
Service and distribution costs	1,651	1,454
Research and development expenses	573	599
Restructuring charges	-	152
Operating Income	1,013	288

Interest and other expense	47	40

Income Before Income Taxes	966	248

Income tax provision	364	125

Net Income	$ 602	$ 123

Basic and Diluted Net Income Per Share:
Net Income Per Share	$ 0.04	$ 0.01

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	15,070	14,778
Effect of dilutive securities	353	525
Denominator for Diluted Net Income Per Share	15,423	15,303

There is no anti-dilutive effect of securities for the periods presented above.

Total Comprehensive Income	$ 681	$ 181

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	MARCH 29, 2008	MARCH 31, 2007
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net Income	$ 602	$ 123
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,293	1,312
Restructuring charges	-	152
Restructuring charges paid	-	(569)
Amortization of deferred gain	(130)	-
Provision for (recovery of) bad debts	(79)	8
Provision for accrued warranty costs	131	97
Warranty costs paid	(131)	(97)
Stock-based compensation	419	163
Foreign currency transaction (gain) loss	(396)	4
Changes in operating assets and liabilities:
Accounts receivable	3,975	7,439
Inventories	442	(3,572)
Other assets	1,501	(141)
Accounts payable and other liabilities	(4,650)	(7,298)
Net Cash Provided by (Used in) Operating Activities	2,977	(2,379)

Investing Activities:
Acquisition of Native, net of cash acquired	(18,045)	-
Net proceeds from sale of real estate	-	15,329
Additions to property, plant and equipment	(929)	(1,710)
Additions to trademarks and patents	(64)	(50)
Net Cash (Used in) Provided by Investing Activities	(19,038)	13,569

Financing Activities:
Proceeds from bank borrowings	18,796	-
Repayment of bank borrowings	(985)	(3,100)
Proceeds from sale of Class A common stock	12	570
Net Cash Provided by (Used in) Financing Activities	17,823	(2,530)

Effect of exchange rate changes on cash and cash equivalents	167	57

Increase in Cash and Cash Equivalents	1,929	8,717

Cash and cash equivalents at beginning of period	13,572	11,307

Cash and Cash Equivalents at End of Period	$ 15,501	$ 20,024

Income taxes (refunded) paid, net	(160)	1,016
Interest paid	85	130

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the twelve months ending January 3, 2009. The Company has historically recorded its highest sales in the fourth quarter. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 is a 53 week year; the 4th quarter of 2008 will be a 14 week quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

NOTE B - Acquisition of Native Eyewear, Inc. ("Native")
On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. Native was a privately held company founded in Pennsylvania in 1998. We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" (SFAS No. 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $9.8 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized for book purposes. The results of operations of Native since March 24, 2008 are included in the consolidated statements of operations of the Company and were not material. As of March 29, 2008 we were in the process of finalizing a valuation of Native Eyewear, Inc.'s property and equipment, intangible assets and certain other assets and liabilities. The values of certain assets and liabilities are based on preliminary valuations that are subject to adjustment as additional information on management's estimates and assumptions are obtained and the valuation is finalized. The Company is evaluating potential operating efficiencies within the Cross Optical Group segment and may adjust the preliminary purchase accounting in future quarters. Native will be reported in the Company's Cross Optical Group segment.

The following is the preliminary allocation of the purchase price of Native:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition Costs	450
Cash Acquired	(266)
Total Purchase Price	$ 19,030

Preliminary Allocation:
Assets Acquired
Accounts receivable	978
Inventories	2,233
Property, plant and equipment	404
Goodwill	9,836
Intangible assets	7,502
Other	692
Liabilities Assumed
Accounts payable and accrued expenses	(2,311)
Accrued payroll and related benefits	(304)
Net Assets Acquired	$ 19,030

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Native assuming that the acquisition had taken place on December 30, 2006. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Native.

(THOUSANDS OF DOLLARS, EXCEPT	THREE MONTHS ENDED
PER SHARE DATA)	MARCH 29, 2008	MARCH 31, 2007

Net Sales	$ 38,312	$ 35,424

Net Income	$ 280	$ 410

Basic and Diluted Earnings per Share	$ 0.02	$ 0.03

NOTE C - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	MARCH 29, 2008	DECEMBER 29, 2007
Finished goods	$ 22,464	$ 17,875
Work in process	4,130	4,707
Raw materials	7,337	9,222
	$ 33,931	$ 31,804

NOTE D - Income Taxes
Through December 30, 2006, the Company accounted for all uncertain tax based liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," which requires recognition of a contingent liability when such liability is both probable and estimable. Beginning on December 31, 2006, the first day of the Company's 2007 fiscal year, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48") to account for uncertain income tax positions. Under FIN 48, the Company records a liability associated with an uncertain income tax benefit, for a position taken or intended to be taken, if we determine that such benefit is not more likely than not of being sustained upon review of the taxing authority. The Company also records a tax position as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes that all estimates for income based contingent tax liabilities are in accordance with the principles contained in FIN 48 and all estimates are reasonable.

As of December 29, 2007 and March 29, 2008, the Company had provided a liability of $2.1 million for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $0.7 million would impact the Company's effective tax rate, if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of December 29, 2007, the Company had accrued $0.5 million of interest and $0.2 million of penalties related to uncertain tax positions. As of March 29, 2008, the Company had accrued $0.6 million of interest and $0.2 million of penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of FIN 48, including tax, interest and penalty, are included in other long-term liabilities on the Company's condensed consolidated balance sheet.

The Company is currently subject to audit by the Internal Revenue Service ("IRS") and some foreign jurisdictions for the calendar years ended 2004, 2005, 2006, 2007 and 2008. An IRS audit is currently underway for the 2005 tax year. In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2004; this varies depending on the jurisdiction. The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005, 2006, 2007 and 2008.

NOTE E - Restructuring Charges
In 2003, the Company announced a corporate restructuring program of its Cross Accessory Division segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. This restructuring program was completed in fiscal 2007.

NOTE F - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. Following is the segment information for the Company for the three month periods ended March 29, 2008 and March 31, 2007:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Revenues from External Customers:
CAD	$ 26,529	$ 24,693
COG	9,728	7,879
Total	$ 36,257	$ 32,572
Depreciation and Amortization:
CAD	$ 1,144	$ 1,211
COG	149	101
Total	$ 1,293	$ 1,312
Segment Operating Profit (Loss):
CAD	$ (17)	$ (367)
COG	1,030	655
Total	$ 1,013	$ 288
Restructuring Charges:
CAD	$ -	$ 152
COG	-	-
Total	$ -	$ 152
	MARCH 29, 2008	DECEMBER 29, 2007
Segment Assets:
CAD	$ 101,783	$ 107,930
COG	45,492	21,107
Total	$ 147,275	$ 129,037
Goodwill:
CAD	$ 3,944	$ 3,944
COG	13,180	3,344
Total	$ 17,124	$ 7,288
Deferred Tax Assets:
CAD	$ 13,119	$ 13,018
COG	436	436
Total	$ 13,555	$ 13,454

NOTE G - Warranty Costs
The Cross Accessory Division's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted to the original owner to be free from defects in material and workmanship for a period of ten years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.4 million at March 29, 2008 and December 29, 2007, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Accrued Warranty Costs - beginning of period	$ 1,730	$ 1,736
Warranty liabilities assumed	26	0
Warranty costs paid	(131)	(97)
Warranty costs accrued	131	97
Accrued Warranty Costs - end of period	$ 1,756	$ 1,736

NOTE H - Stock-Based Compensation

Omnibus Incentive Plan (the "OI Plan")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the fair market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the shares; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At March 29, 2008, there were 1,435,501 shares reserved and 176,267 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

OI Plan activity during the three month period ended March 29, 2008 was as follows:

	OPTIONS	WEIGHTED AVERAGE PRICE OR FAIR VALUE PER SHARE	SHARES RESERVED
Outstanding at December 29, 2007	1,262,234	$ 5.67	1,841,808
Restricted Stock Grants	-	9.88	(446,000)
Director Retainers	-	8.08	(3,557)
Restricted Stock Cancelled	-	4.15	46,250
Outstanding at March 29, 2008	1,262,234	$ 5.67	1,438,501

Stock Options

No stock options were granted in the three month periods ended March 29, 2008 and March 31, 2007. At March 29, 2008, the intrinsic value of the Stock Options outstanding and exercisable was approximately $1.7 million, based upon a stock price of $6.85. No stock options were exercised in the first quarter of 2008. The total intrinsic value of stock options exercised in the first quarter of 2007 was $0.2 million. Compensation expense recognized for Stock Options under the OI Plan amounted to $4,000 and $10,000 for three month periods ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, $2,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over the next 6 months. The following chart contains summary information about the Stock Options outstanding at March 29, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	22,087	3.31	$ 4.39	18,753	$ 4.37
$ 4.56 - $ 4.56	500,000	1.64	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.23	170,450	3.90	$ 5.12	170,450	$ 5.12
$ 5.26 - $ 6.01	90,907	3.37	$ 5.63	90,907	$ 5.63
$ 6.06 - $ 6.06	55,250	0.70	$ 6.06	55,250	$ 6.06
$ 6.16 - $ 6.16	24,000	4.51	$ 6.16	24,000	$ 6.16
$ 6.20 - $ 6.20	12,500	5.57	$ 6.20	12,500	$ 6.20
$ 6.94 - $ 6.94	5,940	0.51	$ 6.94	5,940	$ 6.94
$ 7.11 - $ 7.11	215,200	4.32	$ 7.11	215,200	$ 7.11
$ 7.63 - $ 7.63	165,900	3.33	$ 7.63	165,900	$ 7.63
$ 4.34 - $ 7.63	1,262,234	2.83	$ 5.67	1,258,900	$ 5.68

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

Non-Vested Equity Shares

At March 29, 2008, there were 836,415 shares of Non-Vested Equity Shares outstanding under the OI Plan. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $0.4 million and $0.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively. In the first three months of 2008, 446,000 Non-Vested Equity Shares were issued. The weighted average fair value per share of Non-Vested Equity Shares granted during three months ended March 29, 2008 was $9.88. As of March 29, 2008, $5.0 million of total unrecognized compensation cost related to Non-Vested Equity Shares is expected to be recognized over a weighted-average 17 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 88,002 and 90,122 at March 29, 2008 and March 31, 2007, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $1,161 and $889 for the three months ended March 29, 2008 and March 31, 2007, respectively.

NOTE I - Line of Credit

In March 2008, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35 million, including up to $5 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

The interest rate for the Committed Loans will be, at the Company's option, either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the bank's prime rate, plus an applicable margin. The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin. The applicable margin for LIBOR and Eurocurrency loans will be an amount between 1.75% and 2.50% and the applicable margin for federal funds or the bank's prime rate will be an amount between 0.50% and 0.75%, which amounts will vary from time to time based upon the Company's consolidated leverage ratio.

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and certain of its domestic subsidiaries. The Company is in compliance with all loan covenants.

At March 29, 2008, the outstanding balance of the Company's amended line of credit was $21.7 million, bearing an interest rate of approximately 6.0%, and the unused and available portion, according to the terms of the amended agreement, was $13.3 million. At December 29, 2007, the outstanding balance of the Company's line of credit was $2.9 million, bearing an interest rate of approximately 7.25%, and the unused and available portion, according to the terms of the agreement, was $17.1 million.

NOTE J - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9 million and a term of five years. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other expense in the consolidated statements of income. At March 29, 2008, the notional value of the interest rate swap was $2.5 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the swap agreement, based upon quoted market prices, was ($3,000) and $11,000 at March 29, 2008 and December 29, 2007, respectively, and was reported in other current assets.

NOTE K - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Service cost	$ 16	$ 16
Interest cost	572	555
Expected return on plan assets	(626)	(599)
Amortization of prior service cost	3	3
Net Periodic Benefit Cost	$ (35)	$ (25)

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008.

NOTE L- Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying amount. Trade names are also tested for impairment annually. The Company has identified two reporting units, the fair value of which were determined using present value cash flow models. Amortized intangibles are amortized on a straight-line basis between four and seven years and are evaluated for impairment using the methodology described in SFAS No. 142. The required annual impairment test for all segments was performed on November 26, 2007. The Company concluded that goodwill and the Costa Del Mar trade name were not impaired.

At March 29, 2008 and December 29, 2007, the carrying value of goodwill was approximately $17.1 million and $7.3 million, respectively. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	MARCH 29, 2008			DECEMBER 29, 2007
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$ 8,687	$ 8,098	$ 589	$ 8,629	$ 8,019	$ 610
Patents	3,057	2,822	235	3,018	2,771	247
Customer Relationships	3,170	-	3,170	-	-	-
Non-Compete Agreements	800	-	800	-	-	-
	$ 15,714	$ 10,920	4,794	$ 11,647	$ 10,790	857
Not Amortized:
Trade name			6,900			3,400
Total Other Intangibles, Net			$ 11,694			$ 4,257

The estimated future amortization expense for other intangibles remaining as of March 29, 2008 is as follows:

(THOUSANDS OF DOLLARS)	2008	2009	2010	2011	2012	Thereafter
	$ 933	$ 935	$ 813	$ 735	$ 472	$ 906

NOTE M - Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 30, 2007. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115," ("SFAS 159") which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this statement as of December 30, 2007, and has elected not to apply the fair value option to any of its financial instruments.

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

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of SFAS No. 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

NOTE N - Fair Value of Financial Instruments

For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS 157, the Company uses a market value approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. These contracts are valued using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note L above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company does not have material assets and liabilities measured at fair value. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-2.

NOTE O - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At March 29, 2008, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable or probable.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cross Optical Group ("COG")

The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc, a designer, manufacturer and marketer of high-quality polarized sunglasses. On March 24, 2008, the Company acquired Native Eyewear, Inc.

In the first quarter of 2008, the Company reported net income of $0.6 million, or four cents per share, compared to a net income of $0.1 million, or one cent per share, in the first quarter of 2007. The improved result in 2008 was due to higher sales in both segments.

Results of Operations First Quarter 2008 Compared to First Quarter 2007

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	MARCH 29, 2008	MARCH 31, 2007	CHANGE
Cross Accessory Division:
Americas	$ 10,551	$ 10,135	4.1%
Europe, Middle East and Africa	9,483	8,507	11.5%
Asia	5,706	5,120	11.4%
Other	789	931	(15.3)%
Sub-total	26,529	24,693	7.4%
Cross Optical Group	9,728	7,879	23.5%
Consolidated Net Sales	$ 36,257	$ 32,572	11.3%

Consolidated net sales were $36.3 million in the first quarter of 2008 compared to $32.6 million in the first quarter of 2007. Sales of Native Eyewear, part of the Cross Optical Group, from the date of acquisition through March 29, 2008 were $0.3 million. Net sales for the Cross Accessory Division ("CAD") were $26.5 million in the first quarter of 2008 compared to $24.7 million in the first quarter of 2007. Net sales for the Cross Optical Group ("COG") were $9.7 million in the first quarter of 2008 compared to $7.9 million in the first quarter of 2007. The effect of foreign exchange was favorable to consolidated first quarter 2008 sales results by approximately $1.1 million, or 3.3 percentage points. The effect of foreign exchange was favorable to CAD first quarter 2008 sales results by approximately $1.1 million, or 4.3 percentage points.

CAD revenue in the Americas region increased 4.1% to $10.6 million in the first quarter of 2008 compared to the first quarter of 2007.

CAD revenue in the Europe, Middle East and Africa ("EMEA") region of $9.5 million increased 11.5% compared to last year's first quarter. Foreign exchange was favorable to EMEA sales results by approximately 6.8 percentage points.

Sales of $5.7 million in the CAD Asian markets were 11.4% higher in the first quarter of 2008 compared to the first quarter of 2007. Foreign exchange was favorable to Asian sales results by approximately 9.1 percentage points.

COG segment sales of $9.7 million in the first quarter of 2008 increased 23.5% compared to the first quarter of 2007. The sales increase was due to the effect of a number of new product launches, aimed to appeal to women and college students and expanded distribution. Sales of Native Eyewear from the date of acquisition through March 29, 2008 were $0.3 million.

Consolidated first quarter 2008 gross margin of 55.1% declined 130 basis points from first quarter of 2007. CAD segment gross margin of 54.0% in the first quarter declined 190 basis points from last year, and COG segment gross margin of 58.0% was equal to last year's first quarter gross margin. CAD segment gross margin declined due to promotional markdowns offered to the office superstore accounts in the first quarter of 2008 to promote sell through of inventory from the Company's 2007 holiday programs. In addition, there was a higher percentage of low margin discontinued product sold in the first quarter of 2008 compared to the first quarter of 2007.

Consolidated selling, general and administrative ("SG&A") expenses in the first quarter of 2008 were $16.7 million or 46.1% of sales compared to $15.9 million, or 48.8% of sales in the first quarter of 2007. CAD segment SG&A expenses were 3.4% higher than last year's first quarter due to expenditures for professional fees related to an inventory and distribution management project, and foreign exchange which comprised 1.9 percentage points of the increase. COG segment SG&A expenses increased 12.3% in the first quarter of 2008 due to expenses related to an abandoned acquisition, certain compensation costs and the inclusion of Native Eyewear's SG&A since the date of acquisition.

Service and distribution costs in the first quarter of 2008 were $1.7 million, or approximately 4.6% of sales compared to $1.5 million, or 4.5% of sales, in the first quarter of 2007.

The Company did not record restructuring charges in the first quarter of 2008 as the restructuring program was completed in 2007. There were $0.2 million pre-tax restructuring charges incurred in the first quarter of 2007, primarily professional fees and other charges related to the transition of the Company's manufacturing operations to China.

In the first quarter of 2008, the effective tax rate was 37.7%, which included approximately $29,000 of income tax expense related to the accrual of tax, interest and penalties in accordance with FIN 48. In the first quarter of 2007, the effective tax rate was 50.4%, which included approximately $46,000 of income tax expense related to the accrual of interest and penalties in accordance with FIN 48. The tax rate, excluding expense related to the accrual of tax, interest and penalties in accordance with FIN 48, was 34.7% in the first quarter of 2008 compared to 33.5% in the first quarter of 2007.

Liquidity and Sources of Capital

The Company's sources of liquidity and capital resources are its cash and cash equivalents ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, contributions to retirement plans and debt service. The Company expects its future cash needs in 2008 will be met by these sources of liquidity and capital.

The Company's cash balance of $15.5 million at March 29, 2008 increased $1.9 million from December 29, 2007 principally due to the following.

Accounts receivable decreased since the end of fiscal 2007 by approximately $2.6 million to $28.8 million. CAD accounts receivable decreased $5.9 million and COG accounts receivable increased $3.3 million. The decline in CAD accounts receivable was primarily due to the lower sales volume in February and March of 2008 compared to November and December of 2007. The increase in optical segment accounts receivable was due primarily to the higher optical segment sales volume in the first quarter of 2008 compared to the fourth quarter of 2007. In addition, $1.2 million of the COG accounts receivable increase was due to the acquisition of Native.

Inventory was $33.9 million at March 29, 2008, an increase of $2.1 million since December 29, 2007. CAD inventory decreased $1.2 million and COG inventory levels increased by $3.3 million from year end 2007. The decrease in CAD segment inventory was due to efforts to better manage the supply chain on products manufactured in China. Of the increase in COG inventory, $2.1 million was due to the acquisition of Native and the remainder was due largely to the increase in stock levels to support product launches and anticipated higher sales volumes, as COG typically records its highest sales in the second quarter.

The Company has a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $13.3 million at March 29, 2008. In the first quarter of 2008, the Company borrowed approximately $18.8 million on its secured line of credit agreement in order to finance the acquisition of Native Eyewear, Inc.

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the remaining requirements of its stock repurchase plan and contributions to the retirement plans. Should operating cash flows in 2008 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development and capital projects.

At March 29, 2008, cash available for domestic operations was approximately $6.7 million, while cash held offshore was approximately $8.8 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Form 10-K for the fiscal year ended December 29, 2007, except as follows:

Purchase Price Allocation: We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" (SFAS No. 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. In the case of Native Eyewear, Inc.'s assets acquired, we allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired and the estimated transaction costs is recorded as residual goodwill. We completed our purchase of Native Eyewear, Inc. on March 24, 2008 for a total preliminary purchase price of approximately $19 million including assumed debt of approximately $1 million. As of March 29, 2008 we were in the process of finalizing a third-party valuation of Native Eyewear, Inc.'s property and equipment, intangible assets and certain other assets and liabilities. The values of certain assets and liabilities are based on preliminary valuations that are subject to adjustment as additional information on management's estimates and assumptions are obtained and the third-party valuation is finalized.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2007 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 29, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended December 29, 2007 for a complete discussion of the Company's legal proceedings. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1a. Risk Factors.

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended December 29, 2007 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.
Exhibit 10	Amended and Restated Credit Agreement with Bank of America
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. T. CROSS COMPANY

Date: May 8, 2008	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 8, 2008	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer