Form 10-Q
period 2008-06-28
CROSS A T CO
filed 2008-08-06
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008 or
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
Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 26, 2008:
Class A common stock - Class B common stock -	14,072,058 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	JUNE 28, 2008	DECEMBER 29, 2007
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 14,424	$ 13,572
Accounts receivable, net	30,260	31,382
Inventories	31,077	31,804
Deferred income taxes	5,245	5,237
Other current assets	8,147	8,330
Total Current Assets	89,153	90,325

Property, Plant and Equipment, Net	17,349	17,248
Goodwill	17,209	7,288
Intangibles, Net	11,418	4,257
Deferred Income Taxes	8,444	8,217
Other Assets	2,245	1,702
Total Assets	$ 145,818	$ 129,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 16,809	$ 20,381
Accrued compensation and related taxes	5,739	6,688
Line of credit	-	2,925
Retirement plan obligations	2,297	2,353
Total Current Liabilities	24,845	32,347
Retirement Plan Obligations	4,551	5,067
Deferred Gain on Sale of Real Estate	4,041	4,302
Long-Term Debt	21,721	-
Other Long-Term Liabilities	3,340	2,791
Accrued Warranty Costs	1,343	1,315
Commitments and Contingencies (Note O)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,592 shares issued and
14,072 shares outstanding at June 28, 2008, and 17,135 shares
issued and 13,735 shares outstanding at December 29, 2007	17,592	17,135
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at June 28, 2008 and December 29, 2007	1,805	1,805
Additional paid-in capital	20,767	20,202
Retained earnings	74,867	72,392
Accumulated other comprehensive loss	(1,975)	(2,005)
	113,056	109,529
Treasury stock, at cost	(27,079)	(26,314)
Total Shareholders' Equity	85,977	83,215
Total Liabilities and Shareholders' Equity	$ 145,818	$ 129,037

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007

Net sales	$ 43,208	$ 36,476	$ 79,465	$ 69,048
Cost of goods sold	18,835	16,022	35,121	30,222
Gross Profit	24,373	20,454	44,344	38,826

Selling, general and administrative expenses	18,664	16,462	35,398	32,341
Service and distribution costs	1,867	1,335	3,518	2,789
Research and development expenses	639	636	1,212	1,235
Restructuring charges	-	143	-	295
Operating Income	3,203	1,878	4,216	2,166

Interest income	33	166	92	260
Interest expense	(400)	(146)	(509)	(280)
Other income (expense):	45	(246)	48	(246)
Interest and Other Expense	(322)	(226)	(369)	(266)

Income Before Income Taxes	2,881	1,652	3,847	1,900

Income tax provision	1,008	662	1,372	787

Net Income	$ 1,873	$ 990	$ 2,475	$ 1,113

Net Income Per Share:
Basic	$0.12	$0.07	$0.16	$ 0.07
Diluted	$0.12	$0.06	$0.16	$ 0.07

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,987	14,940	15,043	14,848
Effect of dilutive securities	396	592	383	561
Denominator for Diluted Net Income Per Share	15,383	15,532	15,426	15,409

There is no anti-dilutive effect of securities for the periods presented above.

Total Comprehensive Income	$ 1,824	$ 1,093	$ 2,505	$ 1,274

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JUNE 28, 2008	JUNE 30, 2007
CASH PROVIDED BY (USED IN):
Operating Activities:
Net Income	$ 2,475	$ 1,113
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,743	2,490
Restructuring charges	-	295
Restructuring charges paid	-	(831)
Amortization of deferred gain	(261)	(174)
Provision for bad debts	-	94
Provision for accrued warranty costs	331	194
Warranty costs paid	(329)	(194)
Excess tax benefit from stock-based awards	-	(255)
Stock-based compensation	739	329
Foreign currency transaction loss (gain)	(65)	17

Changes in operating assets and liabilities:
Accounts receivable	2,088	8,017
Inventories	3,130	(8,402)
Other assets	269	(119)
Accounts payable and other liabilities	(7,544)	(9,303)
Net Cash Provided by (Used in) Operating Activities	3,576	(6,729)

Investing Activities:
Acquisition of Native, net of cash acquired	(18,045)	-
Net proceeds from sale of real estate	-	15,329
Additions to property, plant and equipment	(1,989)	(4,168)
Additions to trademarks and patents	(82)	(124)
Net Cash (Used in) Provided by Investing Activities	(20,116)	11,037

Financing Activities:
Borrowing on long-term debt agreement	18,796	3,000
Repayment of long-term debt	(985)	(6,613)
Proceeds from sale of Class A common stock	12	1,485
Purchase of treasury shares	(494)	-
Excess tax benefit from stock based awards	-	255
Net Cash Provided by (Used in) Financing Activities	17,329	(1,873)

Effect of exchange rate changes on cash and cash equivalents	63	66

Increase in Cash and Cash Equivalents	852	2,501

Cash and cash equivalents at beginning of period	13,572	11,307

Cash and Cash Equivalents at End of Period	$ 14,424	$ 13,808

Income taxes paid, net	$ 1,154	$ 3,657
Interest paid	$ 316	$ 235

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2008
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the twelve months ending January 3, 2009. The Company has historically recorded its highest sales in the fourth quarter. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 is a 53 week year; the 4th quarter of 2008 will be a 14 week quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

NOTE B - Acquisition of Native Eyewear, Inc. ("Native")
On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. Native was a privately held company founded in Pennsylvania in 1998. We account for our acquisitions under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" (SFAS 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $9.9 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized for book purposes. The results of operations of Native since March 24, 2008 are included in the consolidated statements of operations of the Company. As of June 28, 2008 we were in the process of finalizing a valuation of Native Eyewear, Inc.'s property and equipment, intangible assets and certain other assets and liabilities. The values of certain assets and liabilities are based on preliminary valuations that are subject to adjustment as additional information on management's estimates and assumptions are obtained and the valuation is finalized. The Company is in the process of finalizing its integration plans, including evaluating redundant activities, and expects to complete the integration within the next six months. Native will be reported in the Company's Cross Optical Group segment.

The following is the preliminary allocation of the purchase price of Native:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition Costs	450
Cash Acquired	(266)
Total Purchase Price	$ 19,030
Preliminary Allocation:
Assets Acquired
Accounts receivable	978
Inventories	2,221
Property, plant and equipment	404
Goodwill	9,921
Intangible assets	7,502
Other	692
Liabilities Assumed
Accounts payable and accrued expenses	(2,337)
Accrued payroll and related benefits	(351)
Net Assets Acquired	$ 19,030

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Native assuming that the acquisition had taken place on December 30, 2006. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Native.

(THOUSANDS OF DOLLARS, EXCEPT	THREE MONTHS ENDED		SIX MONTHS ENDED
PER SHARE DATA)	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007

Net Sales	$ 43,208	$ 40,391	$ 81,520	$ 75,815

Net Income	$ 1,873	$ 1,664	$ 2,099	$ 2,074

Basic and Diluted Earnings per Share	$ 0.12	$ 0.11	$ 0.14	$ 0.14

NOTE C - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	JUNE 28, 2008	DECEMBER 29, 2007
Finished goods	$ 17,006	$ 17,875
Work in process	3,812	4,707
Raw materials	10,259	9,222
	$ 31,077	$ 31,804

NOTE D - Income Taxes
In the first six months of 2008, the effective tax rate was 35.7%, which included approximately $58,000 of income tax expense related to the accrual of tax, interest and penalties in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). In the same period of 2007, the effective tax rate was 41.4%, which included approximately $93,000 of income tax expense related to the accrual of interest and penalties in accordance with FIN 48. The tax rate, excluding expense related to the accrual of tax, interest and penalties in accordance with FIN 48, was 34.2% in the first six months of 2008 compared to 36.5% in the same period of 2007.

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

NOTE F - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. The Company has changed the performance indicator from profit or (loss) before taxes to operating profit or (loss). The prior period amounts have been changed to conform to the current presentation. Following is the segment information for the Company for the three and six month periods ended June 28, 2008 and June 30, 2007:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007
Revenues from External Customers:
CAD	$ 25,895	$ 23,906	$ 52,424	$ 48,599
COG	17,313	12,570	27,041	20,449
Total	$ 43,208	$ 36,476	$ 79,465	$ 69,048
Depreciation and Amortization:
CAD	$ 1,119	$ 1,072	$ 2,263	$ 2,283
COG	331	106	480	207
Total	$ 1,450	$ 1,178	$ 2,743	$ 2,490
Segment (Loss) Profit:
CAD	$ (1,289)	$ (1,343)	$ (1,306)	$ (1,710)
COG	4,492	3,221	5,522	3,876
Total	$ 3,203	$ 1,878	$ 4,216	$ 2,166
Restructuring Charges:
CAD	$ 0	$ 143	$ 0	$ 295
COG	0	0	0	0
Total	$ 0	$ 143	$ 0	$ 295

	JUNE 28, 2008		DECEMBER 29, 2007
Segment Assets:
CAD	$ 96,417		$ 107,930
COG	49,401		21,107
Total	$ 145,818		$ 129,037
Goodwill:
CAD	$ 3,944		$ 3,944
COG	13,265		3,344
Total	$ 17,209		$ 7,288
Deferred Tax Assets:
CAD	$ 13,356		$ 13,018
COG	333		436
Total	$ 13,689		$ 13,454

NOTE G - Warranty Costs
The Cross Accessory Division's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.4 million at June 28, 2008 and December 29, 2007, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007
Accrued Warranty Costs - beginning of period	$ 1,756	$ 1,736	$ 1,730	$ 1,736
Warranty liabilities assumed	0	0	26	0
Warranty costs paid	(198)	(97)	(329)	(194)
Warranty costs accrued	200	97	331	194
Accrued Warranty Costs - end of period	$ 1,758	$ 1,736	$ 1,758	$ 1,736

NOTE H - Stock-Based Compensation

Omnibus Incentive Plan (the "OI Plan")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the fair market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the shares; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At June 28, 2008, there were 1,440,497 shares reserved and 178,263 shares available to be issued under the OI Plan. The Company has made no share-based payments other than those authorized by the OI Plan.

OI Plan activity during the six month period ended June 28, 2008 was as follows:

	OPTIONS	WEIGHTED AVERAGE PRICE OR FAIR VALUE PER SHARE	SHARES RESERVED
Outstanding at December 29, 2007	1,262,234	$ 5.67	1,841,808
Restricted Stock Grants	-	9.88	(446,000)
Director Retainers	-	7.81	(9,561)
Restricted Stock Cancelled	-	5.01	54,250
Outstanding at June 28, 2008	1,262,234	$ 5.68	1,440,497

Stock Options

No stock options were granted in the six month periods ended June 28, 2008 and June 30, 2007. At June 28, 2008, the intrinsic value of the Stock Options outstanding and exercisable was approximately $3.1 million, based upon a stock price of $8.17. No stock options were exercised in the first six months of 2008. The total intrinsic value of stock options exercised in the three and six month period ended June 30, 2007 was $0.3 million and $0.5 million, respectively. Compensation expense recognized for Stock Options under the OI Plan amounted to $2,000 and $10,000 for three month periods ended June 28, 2008 and June 30, 2007, respectively and $6,000 and $20,000 for six month periods ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008, $2,000 of total unrecognized compensation cost related to Stock Options is expected to be recognized over the next three months. The following chart contains summary information about the Stock Options outstanding at June 28, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	22,087	2.89	$ 4.39	18,753	$ 4.37
$ 4.56 - $ 4.56	500,000	1.39	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.23	170,450	3.65	$ 5.12	170,450	$ 5.12
$ 5.26 - $ 6.01	90,907	2.67	$ 5.63	90,907	$ 5.63
$ 6.06 - $ 6.06	55,250	0.45	$ 6.06	55,250	$ 6.06
$ 6.16 - $ 6.16	24,000	3.61	$ 6.16	24,000	$ 6.16
$ 6.20 - $ 6.20	12,500	5.32	$ 6.20	12,500	$ 6.20
$ 6.94 - $ 6.94	5,940	0.26	$ 6.94	5,940	$ 6.94
$ 7.11 - $ 7.11	215,200	4.05	$ 7.11	215,200	$ 7.11
$ 7.63 - $ 7.63	165,900	3.04	$ 7.63	165,900	$ 7.63
$ 4.34 - $ 7.63	1,262,234	2.52	$ 5.67	1,258,900	$ 5.68

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

Non-Vested Equity Shares

At June 28, 2008, there were 828,415 shares of Non-Vested Equity Shares outstanding under the OI Plan. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $0.2 million for the three months ended June 28, 2008 and June 30, 2007, and $0.6 million and $0.3 million for the six months ended June 28, 2008 and June 30, 2007, respectively. No Non-Vested Equity Shares were issued in the three month period ended June 28, 2008. In the six month period ended June 28, 2008, 446,000 Non-Vested Equity Shares were issued with a weighted average fair value per share of $9.88. As of June 28, 2008, $4.8 million of total unrecognized compensation cost related to Non-Vested Equity Shares is expected to be recognized over a weighted-average 15 months.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 88,002 and 90,122 at June 28, 2008 and June 30, 2007, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $1,161 and $889 for the six months ended June 28, 2008 and June 30, 2007, respectively.

NOTE I - Line of Credit
In March 2008, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

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

At June 28, 2008, the outstanding balance of the Company's amended line of credit was $21.7 million, bearing an interest rate of approximately 4.3%, and the unused and available portion, according to the terms of the amended agreement, was $13.3 million. At December 29, 2007, the outstanding balance of the Company's line of credit was $2.9 million, bearing an interest rate of approximately 7.25%, and the unused and available portion, according to the terms of the agreement, was $17.1 million.

NOTE J - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9.0 million and a term of five years. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in interest and other expense in the consolidated statements of income. This swap expired in May 2008.

In the second quarter of 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated as a cash flow hedge and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to June 28, 2008, the effect of the mark-to-market valuations, net of tax, was an unrealized gain of approximately $4,000. At June 28, 2008, the combined notional value of these three interest rate swaps was $15.0 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the interest rate swap agreements entered into in the second quarter of 2008, based upon quoted market prices, was $6,000 at June 28, 2008, and was reported in other current assets. The fair value of the expired 2003 interest rate swap agreement was $11,000 at December 29, 2007, and was reported in other current assets.

NOTE K - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007
Service cost	$ 17	$ 17	$ 33	$ 33
Interest cost	573	554	1,145	1,109
Expected return on plan assets	(627)	(599)	(1,253)	(1,198)
Amortization of prior service cost	2	3	5	6
Net Periodic Benefit Cost	$ (35)	$ (25)	$ (70)	$ (50)

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008.

NOTE L- Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying amount. Trade names are also tested for impairment annually. The Company has identified two reporting units, the fair values of which were determined using present value cash flow models. Amortized intangibles are amortized on a straight-line basis between four and seven years and are evaluated for impairment using the methodology described in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The required annual impairment test for all reporting units was performed on November 26, 2007. The Company concluded that goodwill and the Costa Del Mar trade name were not impaired.

At June 28, 2008 and December 29, 2007, the carrying value of goodwill was approximately $17.2 million and $7.3 million, respectively. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	JUNE 28, 2008			DECEMBER 29, 2007
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	INTANGIBLES, NET
Amortized:
Trademarks	$ 8,704	$ 8,177	$ 527	$ 8,629	$ 8,019	$ 610
Patents	3,068	2,884	184	3,018	2,771	247
Customer Relationships	3,170	113	3,057	-	-	-
Non-Compete Agreements	800	50	750	-	-	-
	$ 15,742	$ 11,224	4,518	$ 11,647	$ 10,790	857
Not Amortized:
Trade name			6,900			3,400
Intangibles, Net			$ 11,418			$ 4,257

The estimated future amortization expense for intangibles as of June 28, 2008 is as follows:

(THOUSANDS OF DOLLARS)	2008	2009	2010	2011	2012	Thereafter
	$ 643	$ 938	$ 817	$ 739	$ 475	$ 906

NOTE M - Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 30, 2007. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS 159") which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this statement as of December 30, 2007, and has elected not to apply the fair value option to any of its financial instruments.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

NOTE N - Fair Value of Financial Instruments
For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS 157, the Company uses a market value approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. These contracts are valued using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note M above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company does not have material assets and liabilities measured at fair value. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-2.

NOTE O - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7.0 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At June 28, 2008, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable or probable.

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

Cross Optical Group ("COG")

The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc, a designer, manufacturer and marketer of high-quality polarized sunglasses. This segment typically records its highest sales and operating income in the second quarter of the fiscal year. On March 24, 2008, the Company acquired Native Eyewear, Inc. As discussed below, this acquisition had a significant impact on the second quarter 2008 results.

Results of Operations Second Quarter 2008 Compared to Second Quarter 2007

In the second quarter of 2008, the Company reported net income of $1.9 million, or $0.12 per basic and diluted share, compared to net income of $1.0 million, or $0.07 per basic share and $0.06 per diluted share, in the second quarter of 2007.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JUNE 28, 2008	JUNE 30, 2007	CHANGE
Cross Accessory Division:
Americas	$ 10,956	$ 10,277	6.6%
Europe, Middle East and Africa	9,856	8,507	15.9%
Asia	4,767	4,452	7.1%
Other	316	670	(52.8)%
Sub-total	25,895	23,906	8.3%
Cross Optical Group	17,313	12,570	37.7%
Consolidated Net Sales	$ 43,208	$ 36,476	18.5%

Consolidated net sales were $43.2 million in the second quarter of 2008 compared to $36.5 million in the second quarter of 2007. Net sales for the Cross Accessory Division ("CAD") were $25.9 million in the second quarter of 2008 compared to $23.9 million in the second quarter of 2007. Net sales for the Cross Optical Group ("COG") were $17.3 million in the second quarter of 2008 compared to $12.6 million in the second quarter of 2007. Sales of Native Eyewear, acquired on March 24, 2008 and included in the Cross Optical Group, were $3.3 million in the second quarter.

The effect of foreign exchange was favorable to consolidated second quarter 2008 sales results by approximately $1.1 million, or 3.0 percentage points. The effect of foreign exchange was favorable to CAD second quarter 2008 sales results by approximately $1.1 million, or 4.4 percentage points.

CAD revenue in the Americas region increased 6.6% to $11.0 million in the second quarter of 2008 compared to the second quarter of 2007. US Retail sales were up 8.8%, largely due to actions taken in the second quarter of 2007 when one of the larger Americas region customers changed their retail presentation requiring the Company to take back some inventory. In addition, business gift sales were up by 5.9% compared to the second quarter of 2007.

CAD revenue in the Europe, Middle East and Africa ("EMEA") region of $9.9 million increased 15.9% compared to last year's second quarter. Foreign exchange was favorable to EMEA sales results by approximately 7.4 percentage points

Sales of $4.8 million in the CAD Asian markets were 7.1% higher in the second quarter of 2008 compared to the second quarter of 2007. Foreign exchange was favorable to Asian sales results by approximately 9.4 percentage points.

COG segment sales of $17.3 million in the second quarter of 2008 increased 37.7% compared to the same quarter of 2007. Sales of Native Eyewear in the quarter were $3.3 million and comprised 26.2 percentage points of the COG sales increase in the quarter. The remainder of the sales increase was due to the effect of a number of new product launches, aimed to appeal to women and college students, expanded distribution and an increase in repair revenue.

Consolidated second quarter 2008 gross margin of 56.4% improved 30 basis points from the second quarter 2007 gross margin of 56.1%. CAD segment gross margin in the second quarter of 2008 was 53.0%, a decrease of 170 basis points from the 54.7% second quarter 2007 gross margin. This decline was primarily due to the Company's sales of more discontinued products in the quarter. The reduction of discontinued product was a major driver of the decline in CAD inventory. Additionally, within the quarter, the mix of sales shifted to lower margin channels. COG segment gross margin in the second quarter of 2008 was 61.5%, a 280 basis point increase from the second quarter of 2007. This was due to the acquisition of Native Eyewear which generated gross margins in the quarter higher than that of Costa Del Mar.

Operating expenses for the second quarter were $21.2 million, or 49.0% of sales, as compared to $18.6 million, or 50.9% of sales, a year ago, an increase of 14.0%. The COG segment comprised 10.8 percentage points of this increase in the quarter, primarily due to the acquisition of Native Eyewear. The CAD segment was unfavorably impacted by the effect of exchange rates as operating expenses were approximately $0.3 million higher as foreign denominated expenses, primarily in Europe and Japan, translated into higher U.S. dollars.

Operating income for the second quarter was $3.2 million compared to $1.9 million in 2007, an increase of 70.6%. Exclusive of Native's operating income, the combined CAD and Costa Del Mar operating income was up 14.7% from the prior year. Native contributed approximately $1.0 million of operating income in the second quarter. As discussed above; the COG segment typically records its highest sales and operating income in the second quarter of the fiscal year.

In the second quarter of 2008, the effective tax rate was 35.0%, which included approximately $29,000 of income tax expense related to the accrual of tax, interest and penalties in accordance with FIN 48. In the second quarter of 2007, the effective tax rate was 40.0%, which included approximately $51,000 of income tax expense related to the accrual of interest and penalties in accordance with FIN 48. The tax rate, excluding expense related to the accrual of tax, interest and penalties in accordance with FIN 48, was 34.0% in the second quarter of 2008 compared to 37.0% in the second quarter of 2007.

Results of Operations Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

In the six months ended June 28, 2008, the Company reported net income of $2.5 million, or $0.16 per basic and diluted share, compared to net income of $1.1 million, or $0.07 per basic and diluted share, in the six months ended June 30, 2007.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JUNE 28, 2008	JUNE 30, 2007	CHANGE
Cross Accessory Division:
Americas	$ 21,507	$ 20,412	5.4%
Europe, Middle East and Africa	19,339	17,014	13.7%
Asia	10,473	9,572	9.4%
Other	1,105	1,601	(31.0)%
Sub-total	52,424	48,599	7.9%
Cross Optical Group	27,041	20,449	32.2%
Consolidated Net Sales	$ 79,465	$ 69,048	15.1%

The effect of foreign exchange was favorable to consolidated year-to-date 2008 sales results by approximately $2.1 million, or 3.1 percentage points. The effect of foreign exchange was favorable to CAD year-to-date 2008 sales results by approximately $2.1 million, or 4.4 percentage points.

The Americas region revenue increased 5.4% from the prior year period as both domestic Retail and Business Gift division's sales improved by 7.4% and 6.2%, respectively, from the prior year six month period.

Excluding the favorable effects of foreign exchange, EMEA sales improved by 6.6%, due in part to new product introductions and the success of Shop-in-Shops in Spain and the impact of the new Canary Wharf retail store in the U.K.

Excluding foreign exchange, Asian markets sales were about equal to the first six months of 2007.

The 32.2% revenue increase in the COG segment in the first six months of 2008 compared to the first six months of 2007 was the result of the acquisition of Native Eyewear, which comprised $3.6 million in revenue or 17.6 percentage points of the year-to-date sales increase. The remainder of the sales increase was due to new product introductions, expanded distribution outside of the core Southeast markets and increased repair revenue.

Consolidated gross margin for the first six months of 2008 of 55.8% declined 40 basis points from the first six months of 2007 gross margin of 56.2%. CAD segment gross margin in the first six months was 53.5%, a decrease of 180 basis points due largely to the increased level of discontinued products sold to manage inventory and the shift of sales to lower margined channels during this period. COG segment gross margin in the first six months of 2008 was 60.2%, a 180 basis points increase from the first six months of 2007. This was due primarily to the higher gross margins generated by Native Eyewear during this period.

Operating expenses were $40.1 million, or 50.5% of sales, in the first six months of 2008; 9.5% higher than $36.7 million, or 53.1% of sales, in first six months of 2007. CAD operating expenses were 2.7% higher in the first six months of 2008 compared to the same period of 2007, largely due to the unfavorable effects of foreign exchange on foreign denominated expenses in Europe and Japan. COG segment operating expenses increased 33.4% in the first six months of 2008 due to the expenses of Native Eyewear since the date of acquisition, expenses associated with an abandoned acquisition and certain compensation costs.

In the first six months of 2008, the effective tax rate was 35.7%, which included approximately $58,000 of income tax expense related to the accrual of tax, interest and penalties in accordance with FIN 48. In the same period of 2007, the effective tax rate was 41.4%, which included approximately $93,000 of income tax expense related to the accrual of interest and penalties in accordance with FIN 48. The tax rate, excluding expense related to the accrual of tax, interest and penalties in accordance with FIN 48, was 34.2% in the first six months of 2008 compared to 36.5% in the same period of 2007.

Liquidity and Sources of Capital

The Company's sources of liquidity and capital resources are its cash and cash equivalents ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, contributions to retirement plans, stock repurchase program and debt service. The Company expects its future cash needs in 2008 will be met by these sources of liquidity and capital.

The Company's cash balance of $14.4 million at June 28, 2008 increased $0.9 million from December 29, 2007, principally due to the following:

Accounts receivable decreased since the end of fiscal 2007 by approximately $1.1 million to $30.3 million. CAD accounts receivable decreased $7.4 million and COG accounts receivable increased $6.3 million. The decline in CAD accounts receivable was primarily due to the lower sales volume in May and June of 2008 compared to November and December of 2007. The increase in optical segment accounts receivable was due primarily to the higher Costa Del Mar sales volume in the second quarter of 2008 compared to the fourth quarter of 2007. In addition, $1.4 million of the COG accounts receivable increase was due to the acquisition of Native.

Inventory was $31.1 million at June 28, 2008, a decrease of $0.7 million since December 29, 2007. CAD inventory decreased $3.3 million and COG inventory levels increased by $2.6 million from year end 2007. The decrease in CAD segment inventory was due to efforts to better manage the supply chain on products manufactured in China and the increased sales of discontinued products. Of the increase in COG inventory, $1.8 million was due to the acquisition of Native and the remainder was due largely to the increase in stock levels to support product launches and anticipated higher sales volumes.

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through June 28, 2008, the Company had repurchased 1,239,200 shares under this plan for approximately $6.8 million at an average price per share of $5.52. In the second quarter of 2008, the Company repurchased 65,500 shares under this plan for approximately $0.5 million at an average price per share of $7.54. There were no repurchases under this plan in the first quarter of 2008.

The Company has a $35.0 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. At June 28, 2008, the Company was in compliance with all covenants. The unused and available portion of this line of credit was $13.3 million at June 28, 2008. In the first quarter of 2008, the Company borrowed approximately $18.8 million on its secured line of credit agreement in order to finance the acquisition of Native Eyewear, Inc.

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008. At June 28, 2008, approximately $0.4 million had been contributed to the defined benefit pension plan and approximately $0.5 million had been contributed to the defined contribution retirement plan.

The Company believes that existing cash and funds from operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, purchases under its stock repurchase plan and contributions to the retirement plans. Should operating cash flows in 2008 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development and capital projects.

At June 28, 2008, cash available for domestic operations was approximately $7.7 million, while cash held offshore was approximately $6.7 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 29, 2007, except as follows:

Purchase Price Allocation: We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" (SFAS 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. In the case of Native Eyewear, Inc.'s assets acquired, we allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired and the estimated transaction costs is recorded as residual goodwill. We completed our purchase of Native Eyewear, Inc. on March 24, 2008 for a total preliminary purchase price of approximately $19.0 million including assumed debt of approximately $1.0 million. As of June 28, 2008 we were in the process of finalizing a valuation of Native Eyewear, Inc.'s property and equipment, intangible assets and certain other assets and liabilities. The values of certain assets and liabilities are based on preliminary valuations that are subject to adjustment as additional information on management's estimates and assumptions are obtained and the valuation is finalized.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 28, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
March 30, 2008 - April 26, 2008	45,000	7.34	45,000	181,300
April 27, 2008 - May 24, 2008	16,100	7.96	16,100	165,200
May 25, 2008 - June 28, 2008	4,400	8.03	4,400	160,800
Total	65,500	7.54	65,500

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through June 28, 2008, the Company had repurchased 1,239,200 shares under this plan for approximately $6.8 million at an average price per share of $5.52.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 24, 2008 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors was approved by the vote of 11,733,749 Class A common shares in favor, 120,414 against, 14,356 abstaining, and by the vote of 1,804,800 Class B common shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	11,538,664	329,855
	Andrew J. Parsons	11,711,551	156,968
	James C. Tappan	11,592,154	276,365
The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

Bradford R. Boss
Russell A. Boss
David G. Whalen
Bernard V. Buonanno, Jr.
Harlan M. Kent
Edward J. Cooney

c.	Omnibus Incentive Plan

The proposition to amend the Omnibus Incentive Plan was approved by the vote of 5,989,578 Class A common shares in favor, 3,009,838 against, 93,716 abstaining, 2,775,387 non votes, and by the vote of 1,804,800 Class B common shares in favor and none against or abstaining.

Item 5. Other Information.

None

Item 6. Exhibits.
Exhibit 31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 6, 2008	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 6, 2008	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer