Form 10-Q
period 2008-09-27
CROSS A T CO
filed 2008-11-06
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008 or
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
Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 25, 2008:
Class A common stock - Class B common stock -	14,059,286 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	SEPTEMBER 27, 2008	DECEMBER 29, 2007
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 13,963	$ 13,572
Accounts receivable, net	28,303	31,382
Inventories	32,279	31,804
Deferred income taxes	5,302	5,237
Other current assets	8,745	8,330
Total Current Assets	88,592	90,325

Property, Plant and Equipment, Net	16,946	17,248
Goodwill	17,230	7,288
Intangibles, Net	11,232	4,257
Deferred Income Taxes	7,893	8,217
Other Assets	3,093	1,702
Total Assets	$ 144,986	$ 129,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 15,635	$ 20,381
Accrued compensation and related taxes	5,454	6,688
Line of credit	-	2,925
Retirement plan obligations	2,431	2,353
Total Current Liabilities	23,520	32,347
Long-Term Debt	21,721	-
Retirement Plan Obligations	3,977	5,067
Deferred Gain on Sale of Real Estate	3,911	4,302
Other Long-Term Liabilities	3,112	2,791
Accrued Warranty Costs	1,397	1,315
Commitments and Contingencies (Note O)	-	-
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,599 shares issued and
14,074 shares outstanding at September 27, 2008, and 17,135 shares
issued and 13,735 shares outstanding at December 29, 2007	17,599	17,135
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at September 27, 2008 and December 29, 2007	1,805	1,805
Additional paid-in capital	21,102	20,202
Retained earnings	76,627	72,392
Accumulated other comprehensive loss	(2,665)	(2,005)
	114,468	109,529
Treasury stock, at cost	(27,120)	(26,314)
Total Shareholders' Equity	87,348	83,215
Total Liabilities and Shareholders' Equity	$ 144,986	$ 129,037

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	SEPTEMBER 27,	SEPTEMBER 29,	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007	2008	2007

Net sales	$ 38,974	$ 35,114	$118,439	$104,162
Cost of goods sold	16,741	15,199	51,862	45,421
Gross Profit	22,233	19,915	66,577	58,741

Selling, general and administrative expenses	17,161	15,501	52,559	47,842
Service and distribution costs	1,783	1,526	5,301	4,315
Research and development expenses	605	660	1,817	1,895
Restructuring charges	219	(10)	219	285
Operating Income	2,465	2,238	6,681	4,404

Interest income	48	71	140	331
Interest expense	(315)	(103)	(824)	(383)
Other income (expense):	24	65	72	(181)
Interest and Other (Expense) Income	(243)	33	(612)	(233)

Income Before Income Taxes	2,222	2,271	6,069	4,171

Income tax provision (benefit)	462	(93)	1,834	694

Net Income	$ 1,760	$ 2,364	$ 4,235	$ 3,477

Net Income Per Share:
Basic	$0.12	$0.16	$0.28	$ 0.23
Diluted	$0.11	$0.15	$0.27	$ 0.22

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,999	15,044	15,023	14,905
Effect of dilutive securities	336	655	388	609
Denominator for Diluted Net Income Per Share	15,335	15,699	15,411	15,514

There is no anti-dilutive effect of securities for the periods presented above.

Total Comprehensive Income	$ 1,069	$ 2,491	$ 3,574	$ 3,765

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
CASH PROVIDED BY (USED IN):	SEPTEMBER 27, 2008	SEPTEMBER 29, 2007
Operating Activities:
Net Income	$ 4,235	$ 3,477
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	4,345	3,926
Restructuring charges	219	285
Restructuring charges paid	(2)	(921)
Amortization of deferred gain	(391)	(304)
Provision for bad debts	130	101
Deferred income taxes	264	(247)
Provision for accrued warranty costs	757	343
Warranty costs paid	(701)	(343)
Excess tax benefit from stock-based awards	-	(330)
Stock-based compensation	1,071	494
Foreign currency transaction loss (gain)	9	(180)

Changes in operating assets and liabilities:
Accounts receivable	3,095	6,526
Inventories	1,366	(13,593)
Other assets	(1,198)	(2,654)
Accounts payable and other liabilities	(8,555)	(7,422)
Net Cash Provided by (Used in) Operating Activities	4,644	(10,842)

Investing Activities:
Acquisition of Native, net of cash acquired	(18,045)	-
Net proceeds from sale of real estate	-	15,329
Additions to property, plant and equipment	(3,101)	(6,997)
Additions to trademarks and patents	(190)	(180)
Net Cash (Used in) Provided by Investing Activities	(21,336)	8,152

Financing Activities:
Borrowing on long-term debt agreement	19,546	5,300
Repayment of long-term debt	(1,735)	(9,138)
Proceeds from sale of Class A common stock	22	2,022
Purchase of treasury shares	(535)	-
Excess tax benefit from stock based awards	-	330
Net Cash Provided by (Used in) Financing Activities	17,298	(1,486)

Effect of exchange rate changes on cash and cash equivalents	(215)	142

Increase (Decrease) in Cash and Cash Equivalents	391	(4,034)

Cash and cash equivalents at beginning of period	13,572	11,307

Cash and Cash Equivalents at End of Period	$ 13,963	$ 7,273

Income taxes paid, net	$ 1,972	$ 5,488
Interest paid	$ 617	$ 355

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2008
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the twelve months ending January 3, 2009. A. T. Cross Company ("the Company") has historically recorded its highest sales in the fourth quarter. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 is a 53 week year; the 4th quarter of 2008 will be a 14 week quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

NOTE B - Acquisition of Native Eyewear, Inc. ("Native")
On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. Native was a privately held company founded in Pennsylvania in 1998. We account for our acquisitions under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141"), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $9.9 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized for book purposes. The results of operations of Native since March 24, 2008 are included in the condensed consolidated statements of operations of the Company. As of September 27, 2008 we were in the process of finalizing a valuation of Native Eyewear, Inc.'s intangible assets. The values of certain assets and liabilities are based on preliminary valuations that are subject to adjustment as additional information on management's estimates and assumptions are obtained and the valuation is finalized. The Company is in the process of implementing its integration plans, including consolidating redundant activities, and expects to complete the integration within the next three months. Native is reported in the Company's Cross Optical Group segment.

The following is the preliminary allocation of the purchase price of Native:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition Costs	450
Cash Acquired	(266)
Total Purchase Price	$ 19,030
Preliminary Allocation:
Assets Acquired
Accounts receivable	978
Inventories	2,221
Property, plant and equipment	404
Goodwill	9,942
Intangible assets	7,502
Other	692
Liabilities Assumed
Accounts payable and accrued expenses	(2,358)
Accrued payroll and related benefits	(351)
Net Assets Acquired	$ 19,030

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and Native assuming that the acquisition had taken place on December 30, 2006. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Native.

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	SEPTEMBER 27,	SEPTEMBER 29,	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007	2008	2007

Net Sales	$ 38,974	$ 37,715	$ 120,494	$ 113,530

Net Income	$ 1,760	$ 2,602	$ 3,845	$ 4,676

Basic Earnings per Share	$ 0.12	$ 0.17	$ 0.26	$ 0.31
Diluted Earnings per Share	$ 0.11	$ 0.17	$ 0.25	$ 0.30

NOTE C - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	SEPTEMBER 27, 2008	DECEMBER 29, 2007
Finished goods	$ 20,011	$ 17,875
Work in process	3,620	4,707
Raw materials	8,648	9,222
	$ 32,279	$ 31,804

NOTE D - Income Taxes
In the first nine months of 2008, the effective tax rate was 30.2%, which included approximately $160,000 of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). The effective tax rate also included approximately $38,000 of benefit to record the differences between the prior years' provision versus the actual tax returns. In the same period of 2007, the effective tax rate was 16.6%, which included approximately $525,000 of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48 and approximately $185,000 of benefit to record the difference between the prior years' provision versus the actual tax returns. The tax rate, excluding the effect related to the adjustment of the accrual of tax, interest and penalties in accordance with FIN 48 and the difference between the provision and actual tax returns, was 33.5% in the first nine months of 2008 compared to 33.7% in the same period of 2007.

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

In 2008, the Company announced a restructuring program of its remaining CAD Lincoln based manufacturing operations designed to increase its competitiveness in the global marketplace by further leveraging the investment in China Manufacturing operations thereby reducing manufacturing costs. This restructuring program will be substantially complete by end of the first quarter of 2009. This restructuring program effectively moves all remaining Lincoln manufacturing operations to our China facility. Approximately 50 manufacturing positions in Lincoln, Rhode Island will be affected as part of this plan. The Company expects to incur pre-tax restructuring charges of approximately $0.8 million that will be incurred over the life of the program, assuming full implementation. Of this $0.8 million, approximately $0.6 million will be for severance and related expenses and approximately $0.2 million for transition and other costs. Approximately $0.5 million is expected to be recognized in 2008.

The following is a tabular presentation of the restructuring liabilities related to the initial phase of this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE	TRANSITION
	& RELATED	& OTHER
	EXPENSES	COSTS	TOTAL
Balances at June 28, 2008	$ -	$ -	$ -
Restructuring charges incurred	219	-	219
Cash Payments	(2)	-	(2)
Balances at September 27, 2008	$ 217	$ -	$ 217

NOTE F - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. In the first quarter of 2008, the Company changed the performance indicator from profit or (loss) before taxes to operating profit or (loss). The prior period amounts have been changed to conform to the current presentation. Following is the segment information for the Company for the three and nine month periods ended September 27, 2008 and September 29, 2007:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 27,	SEPTEMBER 29,	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007	2008	2007
Revenues from External Customers:
CAD	$ 26,633	$ 26,289	$ 79,057	$ 74,888
COG	12,341	8,825	39,382	29,274
	$ 38,974	$ 35,114	$118,439	$104,162
Depreciation and Amortization:
CAD	$ 1,260	$ 1,332	$ 3,523	$ 3,615
COG	342	104	822	311
	$ 1,602	$ 1,436	$ 4,345	$ 3,926
Segment Operating Profit (Loss):
CAD	$ 621	$ 971	$ (685)	$ (739)
COG	1,844	1,267	7,366	5,143
	$ 2,465	$ 2,238	$ 6,681	$ 4,404

Total Interest and Other (Expense) Income:	$ (243)	$ 33	$ (612)	$ (233)

Total Income Before Income Taxes:	$ 2,222	$ 2,271	$ 6,069	$ 4,171

Restructuring Charges:
CAD	$ 219	$ (10)	$ 219	$ 285
COG	-	-	-	-
	$ 219	$ (10)	$ 219	$ 285

	SEPTEMBER 27, 2008		DECEMBER 29, 2007
Segment Assets:
CAD	$ 100,849		$ 107,930
COG	44,137		21,107
	$ 144,986		$ 129,037
Goodwill:
CAD	$ 3,944		$ 3,944
COG	13,286		3,344
	$ 17,230		$ 7,288
Deferred Tax Assets:
CAD	$ 12,921		$ 13,018
COG	274		436
	$ 13,195		$ 13,454

NOTE G - Warranty Costs
The Cross Accessory Division's Cross branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.4 million at September 27, 2008 and December 29, 2007, and were recorded in accounts payable, accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 27,	SEPTEMBER 29,	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007	2008	2007
Accrued Warranty Costs - beginning of period	$ 1,758	$ 1,736	$ 1,730	$ 1,736
Warranty liabilities assumed	-	-	26	-
Warranty costs paid	(372)	(149)	(701)	(343)
Warranty costs accrued	426	149	757	343
Accrued Warranty Costs - end of period	$ 1,812	$ 1,736	$ 1,812	$ 1,736

NOTE H - Stock-Based Compensation

Omnibus Incentive Plan (the "OI Plan")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to, Incentive Stock Options, at an exercise price not less than the fair market value on the date of grant (except in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant) and Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase in the fair market value, between the date of grant and the date of exercise, of the number of shares of common stock subject to the Stock Appreciation Right; Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to the shares; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time. Incentive Stock Options may not be granted for a term longer than ten years from the date of grant (five years in the case of a shareholder possessing more than 10% of the total combined voting power of all classes of Company stock). At September 27, 2008, there were 1,434,210 shares reserved and 173,476 shares available to be issued under the OI Plan. In April 2008, the shareholders of the Company approved an amendment to the OI Plan to increase the number of shares available by 800,000. Management intends to register these shares in the fourth quarter of 2008 and increase the number of shares available to be issued under the OI Plan accordingly. The Company has made no share-based payments other than those authorized by the OI Plan.

OI Plan activity during the nine month period ended September 27, 2008 was as follows:

	OPTIONS	WEIGHTED AVERAGE PRICE OR FAIR VALUE PER SHARE	SHARES RESERVED
Outstanding at December 29, 2007	1,262,234	$ 5.67	1,841,808
Restricted Stock Grants	-	9.88	(446,000)
Director Retainers	-	7.81	(15,848)
Restricted Stock Cancelled	-	5.01	54,250
Stock Options Cancelled	(1,500)	7.45	-
Outstanding at September 27, 2008	1,260,734	$ 5.67	1,434,210

Stock Options

No stock options were granted in the nine month periods ended September 27, 2008 and September 29, 2007. At September 27, 2008, the intrinsic value of the Stock Options outstanding and exercisable was approximately $1.3 million, based upon a stock price of $6.39. No stock options were exercised in the first nine months of 2008. The total intrinsic value of stock options exercised in the three and nine month period ended September 29, 2007 was $0.2 million and $0.7 million, respectively. Compensation expense recognized for Stock Options under the OI Plan amounted to $1,000 and $10,000 for three month periods ended September 27, 2008 and September 29, 2007, respectively and $7,000 and $30,000 for nine month periods ended September 27, 2008 and September 29, 2007, respectively. As of September 27, 2008, there was no unrecognized compensation cost related to Stock Options. The following chart contains summary information about the Stock Options outstanding at September 27, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.34 - $ 4.50	22,087	2.64	$ 4.39	22,087	$ 4.39
$ 4.56 - $ 4.56	500,000	1.14	$ 4.56	500,000	$ 4.56
$ 4.69 - $ 5.23	170,450	3.38	$ 5.12	170,450	$ 5.12
$ 5.26 - $ 6.01	90,907	2.42	$ 5.63	90,907	$ 5.63
$ 6.06 - $ 6.06	55,250	0.20	$ 6.06	55,250	$ 6.06
$ 6.16 - $ 6.16	24,000	3.36	$ 6.16	24,000	$ 6.16
$ 6.20 - $ 6.20	12,500	5.07	$ 6.20	12,500	$ 6.20
$ 6.94 - $ 6.94	5,940	0.01	$ 6.94	5,940	$ 6.94
$ 7.11 - $ 7.11	214,700	3.81	$ 7.11	214,700	$ 7.11
$ 7.63 - $ 7.63	164,900	2.80	$ 7.63	164,900	$ 7.63
$ 4.34 - $ 7.63	1,260,734	2.27	$ 5.67	1,260,734	$ 5.67

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

Non-Vested Equity Shares

At September 27, 2008, there were 828,415 shares of Non-Vested Equity Shares outstanding under the OI Plan. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $0.3 million and $0.1 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $0.9 million and $0.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. No Non-Vested Equity Shares were issued in the three month period ended September 27, 2008. In the nine month period ended September 27, 2008, 446,000 Non-Vested Equity Shares were issued with a weighted average fair value per share of $9.88.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 86,729 and 89,384 at September 27, 2008 and September 29, 2007, respectively. Compensation expense recognized for the ESP Plan under the OI Plan amounted to $2,274 and $1,760 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

The interest rate for the Committed Loans will be, at the Company's option, either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the bank's prime rate plus an applicable margin. The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin. The applicable margin for LIBOR and Eurocurrency loans will be an amount between 1.75% and 2.50% and the applicable margin for federal funds or the bank's prime rate will be an amount between 0.50% and 0.75%, which will vary from time to time based upon the Company's consolidated leverage ratio.

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries.

At September 27, 2008, the outstanding balance of the Company's amended line of credit was $21.7 million, bearing an interest rate of approximately 4.2%, and the unused and available portion, according to the terms of the amended agreement, was $13.3 million. At December 29, 2007, the outstanding balance of the Company's line of credit was $2.9 million, bearing an interest rate of approximately 7.25%, and the unused and available portion, according to the terms of the agreement, was $17.1 million.

NOTE J - Financial Instruments
In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9.0 million and a term of five years. Amounts paid or received under this swap agreement are recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in other income (expense) in the condensed consolidated statements of income. This swap expired in May 2008.

In the second quarter of 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated as a cash flow hedge and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to September 27, 2008, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $43,000 and is included as a component of accumulated other comprehensive loss. At September 27, 2008, the combined notional value of these three interest rate swaps was $15.0 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accounts payable, accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the interest rate swap agreements entered into in the second quarter of 2008, based upon market observable data, was ($67,000) at September 27, 2008, and was reported in accounts payable, accrued expenses and other liabilities. The fair value of the expired 2003 interest rate swap agreement was $11,000 at December 29, 2007, and was reported in other current assets.

NOTE K - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 27,	SEPTEMBER 29,	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007	2008	2007
Service cost	$ 17	$ 17	$ 50	$ 50
Interest cost	572	555	1,717	1,664
Expected return on plan assets	(626)	(599)	(1,879)	(1,797)
Amortization of prior service cost	3	2	8	8
Net Periodic Benefit Cost	$ (34)	$ (25)	$ (104)	$ (75)

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008. The Company has contributed $0.5 million and $0.9 million to its defined benefit pension plan in the three and nine month periods ending September 27, 2008, respectively.

NOTE L- Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is accounted for using an impairment-only approach. Goodwill is tested for impairment annually or when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying amount. Trade names are also tested for impairment annually. The Company has identified two reporting units, the fair values of which were determined using present value cash flow models. Amortized intangibles are amortized on a straight-line basis between four and seven years and are evaluated for impairment using the methodology described in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The required annual impairment test for all reporting units was performed on November 26, 2007. There were no impairment issues noted.

At September 27, 2008 and December 29, 2007, the carrying value of goodwill was approximately $17.2 million and $7.3 million, respectively. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	SEPTEMBER 27, 2008			DECEMBER 29, 2007
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	INTANGIBLES, NET
Amortized:
Trademarks	$ 8,786	$ 8,256	$ 530	$ 8,629	$ 8,019	$ 610
Patents	3,094	2,936	158	3,018	2,771	247
Customer Relationships	3,170	226	2,944	-	-	-
Non-Compete Agreements	800	100	700	-	-	-
	$ 15,850	$ 11,518	4,332	$ 11,647	$ 10,790	857
Not Amortized:
Trade name			6,900			3,400
Intangibles, Net			$ 11,232			$ 4,257

The estimated future amortization expense for intangibles as of September 27, 2008 is as follows:

(THOUSANDS OF DOLLARS)	2008	2009	2010	2011	2012	Thereafter
	$ 370	$ 960	$ 838	$ 761	$ 497	$ 906

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

NOTE N - Fair Value of Financial Instruments
For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS 157, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. These contracts are valued using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note M above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-2.

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with the fair value hierarchy described above, the following table shows the fair value to the Company's financial assets and liabilities that are required to be measured at fair value as of September 27, 2008:

(THOUSANDS OF DOLLARS)	September 27, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Foreign Forward Exchange Contracts	$ -	$ 843	$ -	$ 843
Liabilities
Foreign Forward Exchange Contracts	$ -	$ 232	$ -	$ 232
Interest Rate Swap Agreements	$ -	$ 66	$ -	$ 66

With the issuance of SFAS No. 157, these values must also take into account the Company's own credit standing, thus including in the valuation of the derivative instruments the value of the net credit differential between the counterparties to the derivative contract. Effective December 30, 2007, the Company updated its fair value methodology to include the impact of both the counterparty's and its own credit standing.

NOTE O - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7.0 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. No formal discovery has been taken to date. At September 27, 2008, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable or probable.

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

Cross Optical Group ("COG")

The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses. This segment typically records its highest sales and operating income in the second quarter, April through June, of the fiscal year. On March 24, 2008, the Company acquired Native Eyewear, Inc. As discussed below, this acquisition had a significant impact on the third quarter 2008 results.

Results of Operations Third quarter 2008 Compared to Third quarter 2007

In the third quarter of 2008, the Company reported net income of $1.8 million, or $0.12 per basic share and $0.11 per diluted share, compared to net income of $2.4 million, or $0.16 per basic share and $0.15 per diluted share, in the third quarter of 2007.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	SEPTEMBER 27, 2008	SEPTEMBER 29, 2007	CHANGE
Cross Accessory Division	$ 26,633	$ 26,289	1.3%
Cross Optical Group	12,341	8,825	39.8%
Consolidated Net Sales	$ 38,974	$ 35,114	11.0%

Consolidated net sales were $39.0 million in the third quarter of 2008 compared to $35.1 million in the third quarter of 2007. Sales of Native Eyewear, acquired on March 24, 2008 and included in the Cross Optical Group ("COG"), were $2.5 million in the third quarter of 2008. The effect of foreign exchange was favorable to consolidated third quarter 2008 sales results by approximately $0.3 million, or 0.9 percentage points. The effect of foreign exchange was favorable to Cross Accessories Division ("CAD") third quarter 2008 sales results by approximately $0.3 million, or 1.1 percentage points.

CAD sales were unfavorably affected by the developing economic problems in the U.S., as every U.S. retail channel reported lower sales performance from a year ago. Offsetting the decline in U.S. sales were increased sales in the EMEA, Latin America and Asia regions. Growth in the EMEA region, particularly in the UK, Spain and emerging markets in India and the Middle East, was strong with very little benefit from foreign exchange. The sales increase in Asia was largely due to foreign exchange.

COG sales in the third quarter of 2008 were driven by 11.6% growth of the Costa Del Mar brand and the inclusion of Native Eyewear, which comprised 28.2 percentage points of the 39.8% COG sales increase. The Costa Del Mar increase was due to the effect of a number of new product launches, aimed to appeal to women and college students, expanded distribution and an increase in repair revenue.

Consolidated gross margin was 57.0% in the third quarter of 2008, a 30 basis point increase from the third quarter 2007 margin of 56.7%. CAD segment gross margin of 56.0% declined 70 basis points from the prior year period. This decline was attributable to higher volumes of low margin discontinued products as well as a shift in mix to lower gross margin sales channels. COG segment gross margin was 59.3% in the third quarter of 2008, a 260 basis point increase from the third quarter of 2007. This was due in part to the acquisition of Native Eyewear which generated gross margins in the quarter higher than that of Costa Del Mar.

Operating expenses for the third quarter were $19.8 million, or 50.7% of sales, as compared to $17.7 million, or 50.3% of sales, a year ago, an increase of 11.8%. The COG segment comprised 9.3 percentage points of this increase in the quarter, primarily due to the acquisition of Native Eyewear. In addition, in the third quarter of 2008, $0.2 million in restructuring charges was incurred in the CAD segment. Excluding the effect of restructuring, operating expenses for the third quarter were $19.5 million, or 50.2% of sales, as compared to $17.7 million, or 50.4% of sales, a year ago, an increase of 10.5%.

Operating income for the third quarter was $2.5 million compared to $2.2 million in 2007, an increase of 10.1%. Native contributed approximately $0.4 million of operating income in the third quarter. Exclusive of Native's operating income, the combined CAD and Costa Del Mar operating income was down 7.2% from the prior year. As discussed above; the COG segment typically records its highest sales and operating income in the second quarter of the fiscal year.

In the third quarter of 2008, the effective tax rate was 20.8%, which included approximately $218,000 of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48. The effective tax rate also included approximately $38,000 of benefit to record the differences between the prior years' provision versus the actual tax returns. In the same period of 2007, the effective tax rate was a benefit of 4.1%, which included approximately $618,000 of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48 and approximately $185,000 of benefit to record the difference between the prior years' provision versus the actual tax returns. The tax rate, excluding the effect related to the adjustment of the accrual of tax, interest and penalties in accordance with FIN 48 and the difference between the provision and actual tax returns, was 32.4% in the third quarter of 2008 compared to 31.3% in the same period of 2007.

Results of Operations Nine months Ended September 27, 2008 Compared to Nine months Ended September 29, 2007

In the nine months ended September 27, 2008, the Company reported net income of $4.2 million, or $0.28 per basic share and $0.27 per diluted share, compared to net income of $3.5 million, or $0.23 per basic share and $0.22 per diluted share, in the nine months ended September 29, 2007.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	SEPTEMBER 27, 2008	SEPTEMBER 29, 2007	CHANGE
Cross Accessory Division	79,057	74,888	5.6%
Cross Optical Group	39,382	29,274	34.5%
Consolidated Net Sales	$118,439	$104,162	13.7%

The effect of foreign exchange was favorable to consolidated year-to-date 2008 sales results by approximately $2.4 million, or 2.3 percentage points. The effect of foreign exchange was favorable to CAD year-to-date 2008 sales results by approximately $2.4 million, or 3.3 percentage points.

CAD segment sales increase in the first nine months of 2008 was largely due to increased sales in the EMEA region and to a lesser extent increases in Asia and Latin America, somewhat offset by declines in U.S. retail. The EMEA sales increase was due to new product introductions, the success of Shop-in-Shops in Spain, increased sales to emerging markets in India and the Middle East and the favorable effect of foreign exchange. The decline in U.S. retail is due to the economic problems developing in the third quarter of 2008. The Asian market sales increase was largely due to foreign exchange.

COG sales in the first nine months of 2008 were favorably affected by the inclusion of Native Eyewear, which comprised $6.1 million in revenue or 20.8 percentage points of the year-to-date sales increase. The Costa Del Mar increase was due to new product introductions, expanded distribution outside of the core Southeast markets and increased repair revenue.

Consolidated gross margin for the first nine months of 2008 of 56.2% declined 20 basis points from the first nine months of 2007 gross margin of 56.4%. CAD segment gross margin in the first nine months was 54.4%, a decrease of 140 basis points due largely to the increased level of discontinued products sold to manage inventory and the shift of sales to lower gross margin channels during this period. COG segment gross margin in the first nine months of 2008 was 59.9%, a 200 basis point increase from the first nine months of 2007. This was due primarily to the higher gross margins generated by Native Eyewear since the date of acquisition.

Operating expenses were $59.9 million, or 50.6% of sales, in the first nine months of 2008; 10.2% higher than $54.3 million, or 52.2% of sales, in first nine months of 2007. CAD operating expenses were 2.6% higher in the first nine months of 2008 compared to the same period of 2007, largely due to the unfavorable effects of foreign exchange on foreign denominated expenses in Europe and Japan and the third quarter restructuring charges. COG segment operating expenses increased 37.5% in the first nine months of 2008 due to the expenses of Native Eyewear since the date of acquisition and sales related compensation costs.

In the first nine months of 2008, the effective tax rate was 30.2%, which included approximately $160,000 of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48. The effective tax rate also included approximately $38,000 of benefit to record the differences between the prior years' provision versus the actual tax returns. In the same period of 2007, the effective tax rate was 16.6%, which included approximately $525,000 of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48 and approximately $185,000 of benefit to record the difference between the prior years' provision versus the actual tax returns. The tax rate, excluding the effect related to the adjustment of the accrual of tax, interest and penalties in accordance with FIN 48 and the difference between the provision and actual tax returns, was 33.5% in the first nine months of 2008 compared to 33.7% in the same period of 2007.

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

The Company's cash balance of $14.0 million at September 27, 2008 increased $0.4 million from December 29, 2007, principally due to the following:

Accounts receivable decreased since the end of fiscal 2007 by approximately $3.1 million to $28.3 million. CAD accounts receivable decreased $5.5 million and COG accounts receivable increased $2.4 million. The decline in CAD accounts receivable was primarily due to the typically lower sales volume in August and September 2008 compared to November and December 2007, as the CAD segment records its highest sales in the fourth quarter, October through December, of the fiscal year. The increase in optical segment accounts receivable was due primarily to the higher Costa Del Mar sales volume in the August and September 2008 compared to November and December 2007. In addition, $0.9 million of the COG accounts receivable increase was due to the acquisition of Native.

Inventory was $32.3 million at September 27, 2008, an increase of $0.5 million since December 29, 2007. CAD inventory decreased $1.5 million and COG inventory levels increased by $2.0 million from year end 2007. The decrease in CAD segment inventory was due to efforts to better manage the supply chain on products manufactured in China and the increased sales of discontinued products. Of the increase in COG inventory, $1.3 million was due to the acquisition of Native and the remainder was due largely to the increase in stock levels to support product launches and anticipated higher sales volumes.

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through September 27, 2008, the Company had repurchased 1,245,000 shares under this plan for approximately $6.9 million at an average price per share of $5.53. In the third quarter of 2008, the Company repurchased 5,800 shares under this plan for approximately $41,000 at an average price per share of $7.05.

The Company has a $35.0 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. At September 27, 2008, the Company was in compliance with all covenants. The unused and available portion of this line of credit was $13.3 million at September 27, 2008. In the first quarter of 2008, the Company borrowed approximately $18.8 million on its secured line of credit agreement in order to finance the acquisition of Native Eyewear, Inc.

The Company expects to contribute $1.2 million to its defined benefit pension plan, $0.9 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2008. At September 27, 2008, approximately $0.9 million had been contributed to the defined benefit pension plan and approximately $0.7 million had been contributed to the defined contribution retirement plan.

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

At September 27, 2008, cash available for domestic operations was approximately $6.6 million, while cash held offshore was approximately $7.4 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 29, 2007, except as follows:

Purchase Price Allocation: We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" (SFAS 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. In the case of Native Eyewear, Inc.'s assets acquired, we allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired and the estimated transaction costs is recorded as residual goodwill. We completed our purchase of Native Eyewear, Inc. on March 24, 2008 for a total preliminary purchase price of approximately $19.0 million including assumed debt of approximately $1.0 million. As of September 27, 2008 we were in the process of finalizing a valuation of Native Eyewear, Inc.'s intangible assets. The values of certain assets and liabilities are based on preliminary valuations that are subject to adjustment as additional information on management's estimates and assumptions are obtained and the valuation is finalized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Current economic conditions and market disruptions may adversely affect the Company's business and results of operations.

Financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn may adversely impact the Company's business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of Cross' customers, suppliers, and channel partners (e.g., distributors) to obtain financing for purchases and operations. The tightening could result in a decrease in demand for the Company's products, negatively impact Cross' ability to collect its accounts receivable on a timely basis, result in additional reserves for uncollectible accounts receivable being required, and in the event of the contraction in Cross' sales, could  require additional reserves for inventory obsolescence.

Foreign currency exchange rates and fluctuations in those rates may affect the Company's ability to realize projected growth rates in its sales and earnings.

The Company derives approximately 50% of its revenues from outside the United States. The Company's ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies. Although the Company has programs in place to manage foreign currency exchange risk on certain foreign currency denominated balance sheet positions, and on a portion of certain foreign currency denominated cash flows, significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, the British pound and the Japanese yen could adversely affect the Company's financial position and results of operations.

In addition, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 27, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
June 29, 2008 - July 26, 2008	-	-	-	160,800
July 27, 2008 - August 23, 2008	-	-	-	160,800
August 24, 2008 - September 27, 2008	5,800	$7.05	5,800	155,000
Total	5,800	$7.05	5,800

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock. Under this plan, the Company plans to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through September 27, 2008, the Company had repurchased 1,245,000 shares under this plan for approximately $6.9 million at an average price per share of $5.53.

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

A. T. CROSS COMPANY

Date: November 6, 2008	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 6, 2008	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer