Form 10-K
period 2009-01-03
CROSS A T CO
filed 2009-03-18
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
Commission File Number 1-6720 A. T. CROSS COMPANY (Exact name of registrant as specified in its charter)
Rhode Island (State or other jurisdiction of incorporation or organization)							05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)							02865 (Zip Code)
Registrant's telephone number, including area code: (401) 333-1200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class							Name of each exchange on which registered:
Class A Common Stock ($1 Par Value)							NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.		___	Yes	_X_	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.		___	Yes	_X_	No

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 27, 2008, the last business day of the registrant's most recently completed second fiscal quarter was $60.1 million.

The number of shares outstanding of each of the registrant's classes of common stock as of February 26, 2009 was:
Class A common stock -							13,451,592	Shares
Class B common stock -							1,804,800	Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III of this report.

INDEX
	Part I	Page

Item 1	Business ----------------------------------------------------------------------------------------------------------------------	1 - 4

Item 1A	Risk Factors -----------------------------------------------------------------------------------------------------------------	4 - 6

Item 1B	Unresolved Staff Comments ------------------------------------------------------------------------------------------	6

Item 2	Properties --------------------------------------------------------------------------------------------------------------------	6

Item 3	Legal Proceedings --------------------------------------------------------------------------------------------------------	6

Item 4	Submission of Matters to a Vote of Security Holders -------------------------------------------------------	6

	Part II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities ----------------------------------------------------------------------	7 - 8

Item 6	Selected Financial Data ------------------------------------------------------------------------------------------------	8

Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations ---------------------------------------------------------------------------------------------------	9 - 16

Item 7A	Quantitative and Qualitative Disclosures about Market Risk ---------------------------------------------	16 - 17

Item 8	Financial Statements and Supplementary Data ---------------------------------------------------------------	17 - 39

Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure -----------------------------------------------------------------------------------------------------	40

Item 9A	Controls and Procedures ----------------------------------------------------------------------------------------------	40

Item 9B	Other Information ---------------------------------------------------------------------------------------------------------	40

	Part III

Item 10	Directors, Executive Officers and Corporate Governance ------------------------------------------------	42

Item 11	Executive Compensation ----------------------------------------------------------------------------------------------	42

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters ----------------------------------------------------------------------------------	42

Item 13	Certain Relationships and Related Transactions, and Director Independence -------------------	42

Item 14	Principal Accounting Fees and Services ------------------------------------------------------------------------	42

	Part IV

Item 15	Exhibits and Financial Statement Schedules ------------------------------------------------------------------	43 - 44

	Signatures -----------------------------------------------------------------------------------------------------------------	45

	Exhibits

Exhibit 21	A. T. Cross Company Subsidiaries, Branches and Divisions --------------------------------------------	46

Exhibit 23	Consent of Independent Registered Public Accounting Firm -------------------------------------------	47

Exhibit 31.1	Form of 302 Certifications --------------------------------------------------------------------------------------------	48

Exhibit 31.2	Form of 302 Certifications --------------------------------------------------------------------------------------------	49

Exhibit 32	Form of 906 Certification ---------------------------------------------------------------------------------------------	50

PART I

Item 1	BUSINESS

The A.T. Cross Company (the "Company") has two reportable segments: Cross Accessory Division ("CAD"), and Cross Optical Group ("COG"). For certain financial information with respect to these segments, see Note L to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Cross Accessory Division

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ball-point pens, fountain pens, selectip® rolling ball pens and mechanical pencils. We also manufacture and market a variety of refills for most of our product types. In addition to Cross-branded writing instruments, we design and market writing instruments sold under the Penatia® brand. The Company is an original equipment manufacturer ("OEM") of writing instruments. In addition to writing instruments, we also design and market a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, business totes, cufflinks, and stationery. The Company launches new pen products and other personal accessories on a bi-annual basis.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of writing instrument sales occurs at suggested retail price points between approximately $20 and $50. We believe we are a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Autocross®, Calais, Aventura®, Stratford, Cross Contour, Century III, Tech3 and selected Century II and ATX® writing instruments. The Cross Townsend®, Sauvage, Apogee® and Century II lines as well as selected Classic Century and ATX writing instruments provide the Company a presence in the $55 to $300 price range. Certain Classic Century, and Cross Townsend writing instruments are priced over $300. The Cross Helios and Cross Parasol writing instrument product lines are sold to the Company's office superstore customers. The Penatia brand provides the Company a presence in the under $10 suggested retail price range for a ball-point pen.

Cross leather goods range in price from $20 to $185, reading glasses are priced at $25 and $30, watches range between $90 and $325, desk sets are priced between $100 and $235, business totes are priced between $150 to $325, cufflinks from $50 to $75 and stationery from $20 to $30.

The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All Cross-branded writing instruments carry a full warranty of unlimited duration against mechanical failure. Our watches are sold with a limited two-year warranty, and leather goods are sold with a limited one-year warranty.

CAD products are sold throughout the United States by our direct sales force and manufacturers' agents or representatives to approximately 2,400 retail and wholesale accounts, and directly to consumers via the Company's website: www.cross.com, and the Cross retail stores. Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, and United States military post exchanges. Our wholesale accounts distribute Cross Accessory Division products to retail outlets that purchase in smaller quantities. Advertising specialty representatives market to business accounts CAD products that typically are engraved or display a name or emblem and are used for gifts, sales promotions, incentives or advertising.

Sales of Cross Accessory Division products outside the United States during 2008 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Cross Optical Group

The Company's COG segment consists of its wholly-owned subsidiaries Costa Del Mar Sunglasses, Inc., and, effective March 23, 2008, Native Eyewear, Inc. These businesses design, manufacture and market premium, high-quality, polarized eyewear under the brand names Costa Del Mar® and Native®. Combined, our brands offer more than 70 styles and 25 lens options at suggested retail price points between approximately $89 and $290. Our eyewear is sold by employee representatives and manufacturers' agents to approximately 3,500 retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

Raw Materials

The Company's CAD segment obtains raw materials for use in writing instruments from both domestic and foreign suppliers. Metal, plastic, and leather pen parts are obtained from the United States ("U.S."), China, Germany, Japan, India, France, and Switzerland. Coated parts are procured from the United States, China, Germany, and France. Ink is procured from the U.S., Germany, China and Japan.

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

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark "CROSS," and the frustoconical top of its writing instruments, and the trademarks "COSTA DEL MAR" and "NATIVE." The principal trademark "CROSS" is of fundamental importance to the CAD segment and the trademarks "COSTA DEL MAR" and "NATIVE" are of fundamental importance to the COG segment. The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, Cross Townsend, Ion and Verve as well as the Company's ball-point pen mechanism. While we pursue a practice of seeking patent protection for novel inventions or designs, our business is not dependent upon obtaining and maintaining patents.

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

Competition

The global non-disposable writing instrument market is estimated to be approximately $900 million at wholesale. It is competitive, in particular with respect to product quality, brand recognition and price. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the United States and abroad. Many of these manufacturers produce lower-priced writing instruments than those produced by the Company. Although the Company is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $20 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All of the Company's Cross-branded writing instruments carry a full warranty of unlimited duration against mechanical failure.

The sunglass market in the United States is estimated to be $2.2 billion at wholesale. The Company's COG segment under the brand names Costa Del Mar and Native compete in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be $1.4 billion at wholesale. Many other sunglass companies also compete in the premium segment. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

See also the "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $2.4 million, $2.5 million and $2.4 million in 2008, 2007 and 2006, respectively. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note M to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 800 employees worldwide at January 3, 2009, none of which were subject to collective bargaining agreements.

International Operations and Export Sales

Approximately 46% of the Company's sales in 2008 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of the Company's products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of United States dollar exchange, exchange control and other restrictive regulations. As a result of the Company's manufacturing initiative, we now manufacture almost all of our core writing instruments in our facility in China. Undistributed earnings of our foreign subsidiaries generally are not subject to current U.S. Federal and state income taxes, as such earnings are considered permanently reinvested in the growth of business outside the United States. See Note K and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

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

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 1, 2009 and their principal positions:
NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	51	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	49	Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	57	Corporate Controller, Chief Accounting Officer	1997
Charles S. Mellen	(4)	45	President, Cross Accessory Division	2007
Tina C. Benik	(5)	49	Vice President, Legal and Human Resources Corporate Secretary	2000
Joseph V. Bassi	(6)	56	Finance Director	1997
Charles R. MacDonald	(7)	55	President, Cross Optical Group and Costa Del Mar Sunglasses, Inc.	2007

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
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

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations. We have sales offices and certain operations in nine countries and distributors worldwide. In 2008, approximately 46% of our revenue came from sales to locations outside the United States. Most of our products are now manufactured overseas. Operating internationally exposes us to changes in export controls and other laws or regulations, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business and results of operations in such countries.

Incorrect forecasts of consumer demand could adversely affect our results of operations. The Company manufactures product based on forecasts of consumers' demands. These forecasts are based on multiple assumptions. If we inaccurately forecast consumer demand we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition. Our goodwill impairment analysis relies on forecasted cash flows resulting from our expectations of consumer demand. Failure to meet these forecasts could result in an impairment of goodwill, which would impact results of operations.

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

Overseas manufacturing makes us dependent upon the performance of our overseas partners. As a result of our manufacturing initiative, we manufacture most of our finished products in China. Our manufacturing operations in China are supported by a local partner from whom Cross leases the building housing Cross' physical plant.

We depend on certain accounts for a significant percentage of our sales. The Company is dependent on three large office supply accounts, Staples, Inc., OfficeMax, Inc. and Office Depot, Inc. The loss of one or more of these customers could have a material adverse effect on the Company. Further, there is no assurance that these accounts will maintain their current inventory levels.

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

The diversification of our business may not be successful. In order to generate growth outside of writing instruments, one of our strategic initiatives has been to diversify outside of our core Cross-branded product. Entering the optical business was our first effort to diversify. There can be no assurance that the COG will continue to grow at its current levels or that we will find additional suitable targets for acquisition.

Item 1B	UNRESOLVED STAFF COMMENTS

Not applicable.
Item 2	PROPERTIES

The Company leases its Lincoln, Rhode Island corporate headquarters, housing both corporate and CAD segment administrative and warehouse facilities. The Company also leases administrative facilities and/or warehouse space for its CAD segment operations in the United Kingdom, France, Germany, Japan, Hong Kong, Taiwan, Singapore and China. The China facility also houses the segment's manufacturing operations. In addition, the CAD segment also leases retail facilities in Massachusetts, Illinois, and the United Kingdom.

The Company's COG segment leases administrative and/or warehouse facilities in Florida, Colorado and Pennsylvania.
Item 3	LEGAL PROCEEDINGS

The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. Formal discovery has recently commenced. At January 3, 2009, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

Market Information

The Company's Class A common stock is traded on NASDAQ (symbol: ATX). There is no established trading market for the Company's Class B common stock. At January 3, 2009, there were approximately 1,100 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 14,986,643 and 14,945,692 during 2008 and 2007, respectively.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

High and low sales prices of Class A common stock for the last two years were:
____________2008____________			____________2007____________
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$10.37	$5.80	First	$ 9.45	$7.34
Second	$ 8.95	$5.30	Second	$11.70	$7.90
Third	$ 9.30	$5.77	Third	$12.82	$9.00
Fourth	$ 7.61	$1.95	Fourth	$11.63	$7.86

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

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG A.T. CROSS COMPANY,
AMEX MARKET INDEX AND RUSSELL 2000 INDEX

COMPANY/INDEX/MARKET	2003	2004	2005	2006	2007	2008
A.T. Cross Company	100.00	74.21	60.72	113.94	149.63	41.68
Russell 2000 Index	100.00	117.49	121.40	142.12	135.10	88.09
AMEX Market Index	100.00	114.51	126.29	141.39	158.74	94.93

The Company has chosen the Russell Group 2000 as a meaningful peer group against which to compare its performance. The Russell Group 2000 represents a broad based group of small capitalization stocks and is generally believed to be indicative of market performance for small capitalization companies.
Issuer Purchases of Equity Securities	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
September 28, 2008 - October 25, 2008	30,992	$5.57	30,992	124,008
October 26, 2008 - November 22, 2008	123,600	$3.13	123,600	408
November 23, 2008 - January 3, 2009	132,758	$3.19	132,758	867,650
Total	287,350	$3.42	287,350

On October 23, 2002, the Company's Board of Directors authorized a plan to purchase up to 10% of the Company's outstanding Class A common stock. Under this plan, the Company was authorized to purchase approximately 1.4 million shares of stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. At January 3, 2009, the Company had purchased 1.4 million shares under this plan for approximately $7.4 million at an average price per share of $5.32.

In the fourth quarter of 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million additional shares of the Company's outstanding Class A common stock, depending on market conditions. At January 3, 2009, the Company had purchased 132,350 shares under this plan for approximately $0.4 million at an average price per share of $3.19.
Item 6	SELECTED FINANCIAL DATA
Five-Year Summary		2008*	2007	2006	2005	2004
OPERATIONS: (THOUSANDS OF DOLLARS)
Net Sales		$160,146	$151,885	$139,336	$129,115	$129,480
Operating Income (Loss)		3,551	9,535	4,799	960	(1,649)
Net Income (Loss)		494	6,727	3,287	384	(855)

PER SHARE DATA: (DOLLARS)
Net Income (Loss) Per Share	Basic	0.03	0.45	0.22	0.03	(0.06)
Diluted		0.03	0.43	0.22	0.03	(0.06)

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Total Assets		143,959	129,037	119,446	112,893	113,351
Long-Term Retirement Plan Obligations		14,681	5,067	7,779	10,505	8,310
Long-Term Debt, Less Current Maturities		21,721	-	7,100	10,456	5,513
Other Long-Term Liabilities		4,447	4,106	1,308	1,457	1,603
Shareholders' Equity		73,661	83,215	72,963	67,177	70,002

* Sales from Native Eyewear, Inc, acquired in March of 2008 were $7.7 million in 2008. Included in 2008 is a $3.9 million charge to operating income and net income for an impairment of goodwill.

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, watches, reading glasses, personal and business accessories and sunglasses.

The Company has been operating in a difficult economic environment in mature as well as competitive categories. The Company has challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and forward-looking company poised for sustainable growth and long-term profit. Such attributes include a strong brand name, 160-year heritage, reputation for quality and craftsmanship, global distribution network and strong balance sheet. The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification, streamlining its CAD operating structure and seeking additional brands for its COG segment. Details on how the Company's two business segments are achieving these initiatives are presented below. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

Cross Accessory Division ("CAD")

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, business totes, cufflinks, and stationery. CAD offers a lower-priced line of writing instruments and after-market refills under the brand name Penatia.

CAD is competing vigorously to build its position as the category leader in terms of product innovation, marketing and merchandising. To this end, a number of initiatives, many of which are described below, have been implemented. In 2008, approximately 12% of CAD revenue was derived from new products launched into the marketplace in 2008. In 2008, CAD launched three new writing instrument product lines - Sauvage, Cross Contour and Century III. Four new finishes were added to the Apogee line as well as a Breast Cancer Awareness pen, which is adorned with a pink ribbon. Two new finishes were added to the Townsend line, three new fashion colors were added to the Autocross line, and two new colors were added to the Tech III collection. Two new finishes were added to the Century II line along with two seasonal print collections - the Kalahari Collection in the spring and the Paisley Collection in the fall. The Company also launched Cross Sage, Cross Sable, Cross Hamilton, and Cross Nile lines for its office superstore customers for the 2008 holiday season.

In 2008, all leather goods, reading glasses, watches, desk sets, business totes, cufflinks and stationery represented almost 7% of CAD sales. We expanded our line of leather accessories by introducing new fashionable colors in select personal business accessories styles and introduced a wide assortment of men's and ladies' wallets. The Company's watch collection expanded in 2008 with the addition of new styles that coordinated with key writing instrument products. Additionally, we supplemented our cufflink assortment with an expanded offering of styles. The Cross Town Computer Bag Collection™ was updated based on seasonal fashion trends and the stationery line was re-introduced with new styles that had an integrated pen.

In addition to bringing new products to the market in 2008, Cross continued to expand merchandising programs around the globe. The Company installed 29 Shop-in-Shops in the stores of existing major retail accounts and new display fixtures were installed in over 1,000 key doors globally. The Company also continued its U.S. direct to consumer mail catalog in 2008.

The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style. The strong awareness of our name and the positive attributes associated with our brand support the extension of the Cross brand into related personal accessory categories. CAD has moved into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network. A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments. We have developed a foothold in these categories and look forward to further strengthening our presence in 2009.

Cross Optical Group ("COG")

The Company's COG segment consists of its wholly-owned subsidiaries Costa Del Mar Sunglasses, Inc. and Native Eyewear, Inc. These businesses design, manufacture and market high-quality, high-performance polarized sunglasses.

Founded in Florida in 1983, the Costa Del Mar brand has developed a superior reputation for its advanced polarized lens technology and fashionable, yet functional, frame design. Costa Del Mar's lenses are renowned for their clarity. Costa Del Mar upholds the Company's commitment to delivering exceptional product, innovation and quality to consumers. Costa Del Mar has expanded its marketing efforts in order to reach consumers beyond its core market, the saltwater fishing enthusiast in the southeastern United States. The brand is developing consumer awareness in other fishing and water sports categories and is designing and marketing products specifically for female and young consumer groups. Costa Del Mar is also expanding geographically in both domestic and international markets.

Native Eyewear, Inc., which was founded in 1994, also specializes in polarized sunglasses. Native sunglasses are feature-rich, packed with technology and are priced from $89 to $139. The collection consists primarily of high-performance sport wraps that are designed for mountain and trail enthusiasts who are active in the "human powered sports".

The creation of the Cross Optical Group has proven to be very successful. As a result, the Company is benefiting from revenue diversification and a substantial contribution to the bottom line. In 2008, the COG segment grew its business 33% through new product introductions, the acquisition of Native and expanded distribution. The COG segment contributed $7.9 million of the Company's 2008 consolidated operating income.

Comparison of Fiscal 2008 with Fiscal 2007

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2008	FISCAL 2007	PERCENTAGE CHANGE
Cross Accessory Division ("CAD")	$111,455	$115,313	(3.3)%
Cross Optical Group ("COG")	$ 48,691	$ 36,572	33.1%
Consolidated Net Sales	$160,146	$151,885	5.4%

Consolidated net sales were $160.1 million in 2008 compared to $151.9 million in 2007. Sales of Native Eyewear, acquired on March 24, 2008 and included in the Cross Optical Group ("COG"), were $7.7 million in 2008. The effect of foreign exchange was favorable to consolidated 2008 sales results by approximately $0.9 million, or 0.5 percentage points.

CAD sales were unfavorably affected by economic problems in the Americas, as every Americas retail channel reported lower sales performance from a year ago. Offsetting the sales decline in the Americas were increased sales in the Asia and Europe, Middle East and Africa region ("EMEA") regions. The sales increase in Asia was entirely due to foreign exchange. The sales increase in the EMEA region was from emerging markets in India and the Middle East, which offset declines in Europe. The effect of foreign exchange was unfavorable to EMEA 2008 sales results by approximately $0.6 million, or 1.3 percentage points. The effect of foreign exchange was favorable to CAD 2008 sales results by approximately $0.9 million, or 0.8 percentage points.

COG sales in 2008 were driven by double-digit growth of the Costa Del Mar brand and the inclusion of Native Eyewear. The Costa Del Mar increase was due to a number of new product launches, aimed to appeal to women and college students, expanded distribution and an increase in repair revenue.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2008	FISCAL 2007	PERCENTAGE POINT CHANGE
CAD	54.3%	55.7%	(1.4)
COG	59.2%	57.6%	1.6
Consolidated Gross Profit Margin	55.8%	56.1%	(0.3)

Consolidated gross margins declined 0.3 percentage points in 2008 compared to 2007. The decline in CAD gross margin was due largely to increased promotional activity, particularly in the second half of the year. CAD segment gross margins were favorably impacted in 2008 by approximately $3.7 million due to the effect of a liquidation of LIFO layers and were decreased by approximately $1.4 million for the inflation impact on ending inventories accounted for on a LIFO basis. In 2007, there was an approximate $0.5 million favorable impact due to the effect of LIFO layers and deflation was nominal. COG segment gross margin improved by 1.6 percentage points from 2007, due to the positive effects of the Native acquisition and productivity improvements.

Consolidated selling, general and administrative ("SG&A") expenses were approximately $69.8 million, 4.3% higher than 2007. SG&A expenses were 43.6% of sales in 2008 and 44.1% of sales in 2007. SG&A expenses for the CAD segment were approximately $51.9 million, or 46.6% of sales, compared to $53.6 million, or 46.5% of sales, in 2007. CAD segment selling and marketing expenses remained flat in 2008 compared to 2007, while administrative expenses decreased 8.1%. Foreign currency exchange gains that are included in CAD segment SG&A expenses approximated $1.1 million and $0.1 million in fiscal 2008 and 2007, respectively. COG segment SG&A expenses of $17.9 million included $3.4 million of SG&A expenses for Native Eyewear, which were incremental to 2007. Excluding these incremental expenses, SG&A expenses for the COG segment were 8.6% higher than 2007.

Service and distribution ("S&D") costs were approximately $7.1 million in 2008. S&D expenses were 4.4% and 3.9% of sales in 2008 and 2007, respectively.

Research and development ("R&D") expenses were approximately $2.4 million in 2008. R&D expenses were 1.5% and 1.7% of sales in 2008 and 2007, respectively.

Restructuring charges of $2.5 million were recorded in the Company's CAD segment in fiscal 2008 compared to $0.3 million in fiscal 2007. These charges were related to the 2008 restructuring program. For an analysis of this restructuring program, see Note D to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

In the fourth quarter of 2008, the Company performed its annual goodwill impairment tests. The Company determined that the entire CAD segment goodwill was fully impaired and recorded a non-cash impairment charge of $3.9 million. The CAD segment goodwill was the result of the acquisition of assets in 1999 associated with the Company's OEM effort. There was no impairment of the COG segment goodwill or other indefinite-lived intangibles. For an analysis of goodwill and the assumptions used for impairment, see Notes A and E to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest income was $0.1 million in 2008 compared to $0.3 million in 2007. The decrease was due to lower average interest rates on invested funds.

Interest expense was $0.9 million in 2008 compared to $0.5 million in 2007. The increase was due to the higher level of borrowings.

Other income (expense) was $0.1 million in 2008 compared to essentially zero in 2007. The Company recorded $0.1 million of unrealized gain on short-term investments in 2008.

In 2008, the Company's effective tax rate was 82.1% compared to the Federal tax rate of 35.0%. This increase was due to an impairment charge without a corresponding tax benefit (49.8 percentage point tax rate effect). The income tax provision for the year was also favorably impacted by the recognition of tax benefits, the realization of which was previously considered uncertain. These tax benefits favorably impacted the tax rate by approximately 4 percentage points. For an analysis of income taxes, see Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, consolidated net income in fiscal 2008 was $0.5 million ($0.03 basic and diluted net income per share) compared to fiscal 2007 net income of $6.7 million ($0.45 basic net income per share and $0.43 diluted net income per share).

Comparison of Fiscal 2007 with Fiscal 2006

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2007	FISCAL 2006	PERCENTAGE CHANGE
CAD	$115,313	$111,942	3.0%
COG	$ 36,572	$ 27,394	33.5%
Consolidated Net Sales	$151,885	$139,336	9.0%

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

Sales in EMEA increased 11.9% compared to 2006. Foreign exchange was favorable to EMEA sales results by approximately 7.8 percentage points and sales volume increased approximately 4.1% for the full year.

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

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2007	FISCAL 2006	PERCENTAGE POINT CHANGE
CAD	55.7%	51.7%	4.0
COG	57.6%	56.8%	0.8
Consolidated	56.1%	52.7%	3.4

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

Interest and other (expense) income was $0.2 million of expense in fiscal 2007 compared to $0.3 million of expense in fiscal 2006. The following chart details the major components of interest and other (expense) income:
(THOUSANDS OF DOLLARS)	FISCAL 2007	FISCAL 2006	CHANGE
Interest income	$ 338	$ 379	$ (41)
Interest expense	(511)	(653)	142
Other	3	(51)	54
Interest and Other (Expense) Income	$(170)	$(325)	$155

In 2007, the Company's effective tax rate was 28.2% compared to 26.5% in 2006. This change was due to a shift in the mix of domestic and foreign sourced income, adjustments to deferred tax balances and the effect of an accrual to actual tax benefit upon filing the Company's 2006 Federal income tax return in the third quarter of 2007. The income tax provision for the year was also favorably impacted by the recognition of tax benefits, the realization of which was previously considered uncertain. These tax benefits favorable impacted results by $.03 per share, basic and diluted, for the full year 2007. For an analysis of income taxes, see Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, consolidated net income in fiscal 2007 was $6.7 million ($0.45 basic net income per share and $0.43 diluted net income per share) compared to fiscal 2006 net income of $3.3 million ($0.22 net income per share, basic and diluted).

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash, cash equivalents and short-term investments ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2009 will be met by these historical sources of liquidity and capital.

The Company's cash balance of $19.8 million at January 3, 2009 increased $6.2 million from December 29, 2007. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable decreased approximately $2.3 million from the prior year. CAD segment accounts receivable of $22.7 million decreased approximately $3.9 million from the prior year, while COG segment accounts receivable of approximately $6.4 million increased approximately $1.6 million from the prior year. The acquisition of Native added $1.2 million to the COG accounts receivable balance. CAD domestic accounts receivable decreased by $2.5 million and CAD foreign writing instruments accounts receivable decreased by $1.4 million.

Total inventory was $26.4 million at January 3, 2009, a decrease of $5.4 million since December 29, 2007. CAD inventory decreased $7.3 million, while COG inventory levels increased by $1.9 million. The primary reason for the decrease in CAD inventory from 2007 to 2008 was a greater emphasis on managing the Company's supply chain in response to lower CAD revenues in the fourth quarter and full year 2008. The acquisition of Native added $1.3 million to the COG inventory balance.

In fiscal 2008, approximately $0.4 million was paid as a result of restructuring programs initiated in 2008. The Company has recognized $2.5 million in restructuring charges related to these programs in 2008, approximately $1.2 million of which are non-cash, and expects to recognize an additional $0.1 million in 2009. As a result of the restructuring programs, approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom will be affected. These restructuring programs will be substantially complete by the end of the first quarter of 2009 and cash payments related to these programs initiated in 2008 is expected to be approximately $0.9 million in 2009.

The Company's working capital was $62.9 million at the end of fiscal 2008, an increase of $4.9 million from fiscal 2007, and its current ratio at the end of fiscal 2008 and 2007 was 3.4:1 and 2.8:1, respectively. Net cash provided by operating activities was $14.3 million in fiscal 2008 compared to net cash used in operating activities of $2.4 million in fiscal 2007.

Additions to property, plant and equipment were approximately $4.5 million in fiscal 2008 and $9.1 million in 2007. In fiscal 2009, the Company expects capital expenditures to be approximately $5.4 million. Depreciation expense in 2009 is expected to be approximately $5.0 million.

In 2002, the Company's Board of Directors authorized a plan to repurchase up to 10% of the outstanding Class A common stock on the open market, subject to regulatory considerations, from time to time, depending on market conditions. Through the fourth quarter of 2008, the Company repurchased approximately 1.4 million shares of stock under this plan for approximately $7.4 million at an average price per share of $5.32. In the fourth quarter of 2008, the Company's Board of Directors authorized a new plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions. Through the fourth quarter of 2008, the Company repurchased approximately 0.1 million shares of stock under this new plan for approximately $0.4 million at an average price per share of $3.19. In 2008, the Company repurchased a total of approximately 0.4 million shares under these plans for approximately $1.5 million at an average price per share of $4.23.

The Company made cash contributions in 2008 of approximately $1.2 million to its defined benefit pension plan, $1.1 million to its defined contribution retirement plans and $0.1 million to its excess benefit plan. The Company expects to contribute $2.0 million to its defined benefit pension plan, $1.0 million to its defined contribution retirement plans and $0.1 million to its excess benefit plan in 2009.

The Company has a $35 million secured line of credit with Bank of America, N.A.. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain a minimum consolidated tangible net worth on an annually tested basis, a minimum ratio of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The company was either in compliance with, or has received a waiver of any defaults under its various debt covenants as of January 3, 2009. Subsequent to January 3, 2009 the credit agreement was amended to update certain ratios for changes in pension asset valuations and current and anticipated restructuring activities. At January 3, 2009, the Company had $21.7 million outstanding on this line of credit, bearing interest at a rate of 3.18% and the unused and available portion was $13.3 million. In 2008, the Company increased the outstanding balance on this secured line of credit balance by $18.8 million to finance the acquisition of Native Eyewear, Inc.

The Company expects fiscal 2009 research and development expenses to be approximately $2.7 million.

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plans and contributions to the retirement plans. Should operating cash flows in 2009 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2008, cash available for domestic operations was approximately $14.0 million and cash available for international operations was approximately $5.8 million.

Contractual Obligations and Commercial Commitments

Interest rate swap agreements effectively fix the interest rate on a portion of the Company's line of credit at 3.64%.

The Company leases manufacturing, office and warehouse space and certain equipment under non-cancelable operating leases. All leases expire prior to the end of 2017. Future minimum lease payments under all non-cancelable leases, including renewal options the Company believes it will exercise, and other contractual obligations at January 3, 2009 were approximately:
(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Line of Credit, Including Interest *	$23,309	$ -	$23,309	$ -	$ -
Operating Leases	21,371	3,116	7,920	4,820	5,515
Uncertain Tax Liabilities	2,485	928	625	736	196
Pension Plan Obligations	2,000	2,000	-	-	-
Legal Obligations	800	200	600	-	-
Purchase Obligations	109	105	4	-	-
Total	$50,074	$6,349	$32,458	$5,556	$5,711

* Interest on the line of credit was calculated using the interest rate as of January 3, 2009 over the remaining life of the note.

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

Tax Contingencies. We are subject to a variety of income and other non-income based taxes in numerous jurisdictions around the world. We are also periodically reviewed by tax authorities and positions we have taken with respect to the tax returns are subject to interpretation and negotiation. We provide for estimated non-income tax contingencies that we believe are both probable and estimable. Our assessments are based on our understanding of the appropriate tax law, the estimated exposure and probability of a successful assessment by the taxing authorities. In 2008, net income decreased by approximately $0.1 million due to the reversal of non-income based tax reserves provided for in prior years, which were no longer deemed necessary due to the passing of statutes of limitation or as a result of updating our estimates.

Inventory Methods and Realizable Value. Our global inventories are carried at the lower of cost or market, which requires us to estimate adjustments for both obsolescence and the market value we can expect to receive for our on hand inventory. Domestic CAD segment inventories accounted for on a LIFO basis represent approximately 7% of total inventories. As a result, domestic CAD finished goods inventories are carried significantly below their current cost and they can typically be realized at selling prices above their carrying value. Because we are required to produce our product with sufficient lead time to satisfy global distribution and expected demand during seasonal peak periods, we are subject to the risks of consumer acceptance of the products we have produced. We assess our need for obsolescence adjustments based on a variety of factors including historical demand, future marketing plans and alternative uses for raw material and work-in-process.

Warranty Reserves. CAD's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. In establishing the accrual for warranty costs, management analyzes trends, measured over a period of several years, of several factors that impact the Company's cost to service the warranties. The most significant factors include: the operating costs of the service department, unit sales, the number of units that are returned for warranty repair and the cost of product repairs. The estimates affecting the warranty reserve are updated annually.

Retirement Obligations. The Company's pension benefits are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standard ("SFAS") No. 87, "Employer's Accounting for Pensions." Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 6.17% in 2008 from 6.40% in 2007 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.125% in 2008 and 2007.

Impairment Analysis. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise, and determine the fair value of the reporting units using established income and market valuation approaches. The Company's annual impairment testing indicated that the there was a full impairment of the CAD segment's goodwill and the Company recorded a non-cash impairment charge of $3.9 million in the fourth quarter of 2008. The CAD segment goodwill was the result of the acquisition of assets in 1999 associated with the Company's OEM effort. All remaining goodwill and indefinite-lived intangibles relate to the COG segment and were not impaired.

The Company determined the fair values of our reporting units by preparing a discounted cash flow analysis using updated forward-looking projections of each unit's future operating results. The significant assumptions used in our discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Net income assumptions include sales growth, gross margin, and SG&A growth assumptions. The discount rate used is a "market participant" weighted-average cost of capital ("WACC"). The Company performed a sensitivity analysis on our significant assumptions and have determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: reduce net income by 10%, increase the WACC by 100 basis points, or reduce terminal sales growth rate by 20%.

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

Purchase Price Allocation: We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141"), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. In the case of Native Eyewear, Inc.'s assets acquired, we allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired and the estimated transaction costs is recorded as residual goodwill. We completed our purchase of Native Eyewear, Inc. on March 24, 2008 for a total purchase price of approximately $19.5 million including assumed debt of approximately $1.0 million.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "could," "should," "propose," "continue," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements, including but not limited to statements related to the introduction of new writing instrument products; the direct to consumer initiatives; the performance of Cross-branded non writing instrument products; the Company's plans to identify acquisition targets; the availability of necessary raw materials and manufacturing technologies; the expected contraction of the CAD supply chain; the planned geographic and demographic expansion of Costa Del Mar and Native; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. For a discussion of risks and uncertainties associated with these forward-looking statements, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If the Company does update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the Securities and Exchange Commission.
Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current economic conditions and market disruptions may adversely affect the Company's business and results of operations. Financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn may adversely impact the Company's business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of Cross' customers, suppliers, and channel partners (e.g., distributors) to obtain financing for purchases and operations. The tightening could result in a decrease in demand for the Company's products, negatively impact Cross' ability to collect its accounts receivable on a timely basis, result in additional reserves for uncollectible accounts receivable being required, and in the event of a contraction in Cross' sales, could require additional reserves for inventory obsolescence.

Foreign currency exchange rates and fluctuations in those rates may affect the Company's ability to realize projected growth rates in its sales and earnings. The Company derives approximately 46% of its revenues from outside the United States. The Company's ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies. The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries. The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts. Most of these contracts are short-term, generally expire in one to three months and do not subject the Company to material market risk. Although the Company has programs in place to manage foreign currency exchange risk on certain foreign currency denominated balance sheet positions, and on a portion of certain foreign currency denominated cash flows, significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, the British Pound and the Japanese Yen could adversely affect the Company's financial position and results of operations.

The Company maintains a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The Company believes that changes in interest rates would not be material to its operations, due to its anticipated level of borrowings. There was $21.7 million and $2.9 million outstanding under the Company's line of credit at January 3, 2009 and December 29, 2007, respectively.

The Company entered into interest rate swap agreements that effectively fix the interest rate on a portion of its line of credit at 3.64% per annum. At January 3, 2009, the notional value of the interest rate swap was $15.0 million.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
PAGE

Report of Independent Registered Public Accounting Firm -----------------------------------------------------	18
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007 ------------------	19
Consolidated Statements of Income for the Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006 ------------------------------------	20
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006 ------------------------------------	20
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006 -----------------------------------	21
Consolidated Statements of Cash Flows for the Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006 ------------------------------------	22
Notes to Consolidated Financial Statements -------------------------------------------------------------------	23 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2009

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES)	JANUARY 3, 2009	DECEMBER 29, 2007

ASSETS
Current Assets
Cash and cash equivalents	$ 18,629	$ 13,572
Short-term investments	1,193	-
Accounts receivable, less allowance for doubtful accounts of
$1,068 in 2008 and $879 in 2007	29,102	31,382
Inventories	26,425	31,804
Deferred income taxes	4,341	5,237
Other current assets	8,844	8,330
Total Current Assets	88,534	90,325

Property, Plant and Equipment, Net	15,609	17,248
Goodwill	14,526	7,288
Intangibles, Net	11,127	4,257
Deferred Income Taxes	11,480	8,217
Other Assets	2,683	1,702
Total Assets	$143,959	$129,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 4,981	$ 7,519
Accrued compensation and related taxes	5,436	6,688
Accrued expenses and other liabilities	11,210	12,862
Line of credit	-	2,925
Retirement plan obligations	2,619	2,353
Restructuring liabilities	833	-
Income taxes payable	590	-
Total Current Liabilities	25,669	32,347

Long-Term Debt	21,721	-
Retirement Plan Obligations	14,681	5,067
Deferred Gain on Sale of Real Estate	3,780	4,302
Other Long-Term Liabilities	3,085	2,791
Accrued Warranty Costs	1,362	1,315
Commitments and Contingencies (Note M)	-	-
Total Liabilities	70,298	45,822
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000 shares, 17,609 shares issued and
13,794 shares outstanding at January 3, 2009, and
17,135 shares issued and 13,735 shares outstanding at
December 29, 2007	17,609	17,135
Class B-authorized 4,000 shares, 1,805 shares issued and
outstanding at January 3, 2009 and December 29, 2007	1,805	1,805
Additional paid-in capital	21,431	20,202
Retained earnings	72,886	72,392
Accumulated other comprehensive loss	(11,956)	(2,005)
Treasury stock, at cost, 3,815 shares in 2008 and 3,400 shares in 2007	(28,114)	(26,314)
Total Shareholders' Equity	73,661	83,215
Total Liabilities and Shareholders' Equity	$143,959	$129,037
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES,	______________________YEARS ENDED______________________
EXCEPT PER SHARE AMOUNTS)	JANUARY 3, 2009	DECEMBER 29, 2007	DECEMBER 30, 2006

Net sales	$160,146	$151,885	$139,336
Cost of goods sold	70,834	66,610	65,873
Gross Profit	89,312	85,275	73,463

Selling, general and administrative expenses	69,793	66,933	59,155
Service and distribution costs	7,054	5,993	5,407
Research and development expenses	2,444	2,529	2,407
Goodwill impairment charge	3,944	-	-
Restructuring charges	2,526	285	1,695
Operating Income	3,551	9,535	4,799
Interest income	96	338	379
Interest expense	(941)	(511)	(653)
Other income (expense)	63	3	(51)
Income Before Income Taxes	2,769	9,365	4,474
Income tax provision	2,275	2,638	1,187
Net Income	$ 494	$ 6,727	$ 3,287

Net Income Per Share:
Basic	$0.03	$0.45	$0.22
Diluted	$0.03	$0.43	$0.22

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,987	14,946	14,703
Effect of Dilutive Securities:
Common stock equivalents	341	605	197
Denominator for Diluted Net Income Per Share	15,328	15,551	14,900

There is no anti-dilutive effect of securities for the three years presented above.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	______________________YEARS ENDED______________________
	JANUARY 3, 2009	DECEMBER 29, 2007	DECEMBER 30, 2006

Net Income	$ 494	$ 6,727	$ 3,287
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(2,234)	264	537
Unrealized loss on interest rate swap, net of tax
provision of $275	(512)	-	-
Postretirement liability adjustment, net of tax provision
of $3,879, $411 and $424	(7,205)	766	918
Comprehensive (Loss) Income	$ (9,457)	$ 7,757	$ 4,742
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES)	COMMON STOCK					ACCUMULATED
	SHARES & DOLLAR AMOUNT		ADDITIONAL	UNEARNED		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	STOCK-BASED	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	COMPENSATION	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY
Balances at December 31, 2005	$16,455	$1,805	$17,561	$ (769)	$63,076	$ (4,803)	3,360	$(26,148)	$67,177
Reclassification of unearned stock-based compensation			(769)	769					-
Cancellation of restricted stock			166				40	(166)	-
Grant of restricted stock for future services	290		(290)						-
Stock option activity	37		174						211
Tax benefit of stock options exercised			29						29
Stock purchase plan	4		15						19
Non-cash stock-based directors' fees	13		57						70
Amortization of stock-based compensation			347						347
Stock option expense			55						55
Foreign currency translation adjustments						537			537
Minimum pension liability adjustment						918			918
SFAS No. 158 transition adjustment						313			313
Net income					3,287				3,287
Balances at December 30, 2006	$16,799	$1,805	$17,345	$ -	$66,363	$ (3,035)	3,400	$(26,314)	$72,963
FIN 48 transition adjustment					(698)				(698)
Grant of restricted stock for future services	25		(25)						-
Stock option activity	302		1,824						2,126
Tax benefit from stock based awards			400						400
Stock purchase plan	2		16						18
Non-cash stock-based directors' fees	7		63						70
Amortization of stock-based compensation			539						539
Stock option expense			40						40
Foreign currency translation adjustments						264			264
Minimum pension liability adjustment						766			766
Net income					6,727				6,727
Balances at December 29, 2007	$17,135	$1,805	$20,202	$ -	$72,392	$ (2,005)	3,400	$(26,314)	$83,215
Purchase of treasury stock							361	(1,529)	(1,529)
Grant of restricted stock for future services	446		(446)						-
Cancellation of restricted stock			271				54	(271)	-
Tax benefit from stock based awards			1						1
Stock purchase plan	3		19						22
Non-cash stock-based directors' fees	25		141						166
Amortization of stock-based compensation			1,224						1,224
Stock option expense			19						19
Foreign currency translation adjustments						(2,234)			(2,234)
Minimum pension liability adjustment						(7,205)			(7,205)
Unrealized loss on interest rate swap						(512)			(512)
Net income					494				494
Balances at January 3, 2009	$17,609	$1,805	$21,431	$ -	$72,886	$(11,956)	3,815	$(28,114)	$73,661
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	_______________________YEARS ENDED________________________
CASH PROVIDED BY (USED IN)	JANUARY 3, 2009	DECEMBER 29, 2007	DECEMBER 30, 2006
Operating Activities:
Net income	$ 494	$ 6,727	$ 3,287
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,781	4,954	6,304
Goodwill impairment charge	3,944	-	-
Restructuring charges	2,526	285	1,695
Restructuring charges paid	(446)	(921)	(1,332)
Amortization of deferred gain	(521)	(435)	-
Provision for bad debts	226	282	164
Deferred income taxes	1,770	(2,287)	(406)
Provision for accrued warranty costs	820	528	490
Warranty costs paid	(754)	(534)	(673)
Stock-based compensation and directors' fees	1,390	609	417
Excess tax benefit from stock-based awards	(1)	(400)	-
Unrealized gains on short-term investments	(111)	-	-
Unrealized gain on foreign exchange contracts	(306)	-	-
Reversal of payroll and non-income based tax reserves	83	(5)	(550)
Unrealized foreign currency transaction loss (gain)	209	(328)	(193)
Changes in operating assets and liabilities:
Accounts receivable	(252)	655	2,163
Inventories	6,213	(6,481)	(9,003)
Receivable from Chinese contract manufacturer	-	-	4,637
Other assets, net	(1,468)	(3,158)	(272)
Accounts payable	(3,361)	(1,157)	3,010
Other liabilities, net	(1,983)	(685)	(322)
Net Cash Provided by (Used in) Operating Activities	14,253	(2,351)	9,416
Investing Activities:
Acquisition of Native Eyewear, Inc., net of cash	(18,535)	-	-
Net proceeds from sale of real estate	-	15,329	-
Additions to property, plant and equipment	(4,543)	(9,103)	(6,259)
Additions to patents and trademarks	(298)	(285)	(415)
Purchase of short-term investments	(2,332)	-	-
Sales or maturities of short-term investments	1,250	-	-
Net Cash (Used in) Provided by Investing Activities	(24,458)	5,941	(6,674)
Financing Activities:
Excess tax benefit from stock-based awards	1	400	-
Borrowing on long-term debt agreement	22,471	7,900	3,500
Repayment of long-term debt	(1,735)	(12,075)	(6,856)
Repayment of line of credit	(2,925)	-	-
Proceeds from sale of Class A common stock	22	2,144	230
Purchase of treasury stock	(1,529)	-	-
Net Cash Provided by (Used in) Financing Activities	16,305	(1,631)	(3,126)
Effect of exchange rate changes on cash and cash equivalents	(1,043)	306	617
Increase in Cash and Cash Equivalents	5,057	2,265	233
Cash and cash equivalents at beginning of year	13,572	11,307	11,074
Cash and Cash Equivalents at End of Year	$18,629	$13,572	$11,307

SUPPLEMENTAL INFORMATION:
Income taxes paid	$ 1,988	$ 7,263	$ 461
Interest paid	941	444	480
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
JANUARY 3, 2009

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations: The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the "Company"). Upon consolidation, intercompany accounts and transactions are eliminated.

The Company has two reportable segments: Cross Accessory Division ("CAD"), and Cross Optical Group ("COG"). The Company's CAD segment designs, manufactures and markets writing instruments, business accessories and watches throughout the world and is an OEM of writing instruments. Writing instrument products are sold under the Cross brand as well as the Penatia and Omni by Cross brands. They include ball-point pens, fountain pens, selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets. In addition to writing instrument accessories, the Company offers personal accessory products including watches, precision reading glasses and leather goods. The Company's COG segment designs, manufactures and markets sunglasses throughout the United States under the Costa Del Mar and Native brand names.

The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 was a 53 week year with 14 weeks in the fourth quarter.

The accounting policies of the Company are described in this summary of significant accounting policies. The Company evaluates segment performance based upon operating profit or loss. The Company's reportable segments are strategic business units that offer different product lines. They are managed separately, as each unit requires different technologies and marketing strategies. The Company has historically recorded its highest sales in the fourth quarter.

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

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are stated at fair value. Short-term investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Gains or losses on short-term investments, both realized and unrealized, are included in other income (expense). At January 3, 2009 and December 29, 2007, approximately 55% and 35%, respectively, of the Company's cash and cash equivalents were on deposit with one financial institution.

Allowance for Doubtful Accounts: The following is a summary of the allowance for doubtful accounts for the three years ended January 3, 2009:

	_________________________YEARS ENDED__________________________
(THOUSANDS OF DOLLARS)	JANUARY 3, 2009	DECEMBER 29, 2007	DECEMBER 30, 2006
Allowance for Doubtful Accounts - Beginning of Year	$ 879	$ 797	$1,007
Charged to costs and expenses	226	282	164
Deductions	(37)	(200)	(374)
Allowance for Doubtful Accounts - End of Year	$1,068	$ 879	$ 797

Inventories: Domestic writing instrument inventories are priced at the lower of last-in, first-out ("LIFO") cost under the link-chain method or market. The remaining inventories are priced at the lower of first-in, first-out ("FIFO") cost or market.

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Furniture & Fixtures	5 to 10	Years
Machinery & Equipment	5 to 10	Years
Leasehold Improvements	3 to 10	Years
Vehicles, Tooling and Desktop PCs	3 to 5	Years

The components of Property, Plant and Equipment are as follows:

(THOUSANDS OF DOLLARS)	JANUARY 3, 2009	DECEMBER 29, 2007
Leasehold improvements	$ 2,667	$ 2,020
Machinery and equipment	107,109	105,496
	109,776	107,516
Less accumulated depreciation	94,167	90,268
Net Property, Plant and Equipment	$ 15,609	$ 17,248

Depreciation expense was $4.9 million, $4.4 million and $5.6 million in fiscal 2008, 2007 and 2006, respectively.

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

Goodwill and Other Intangible Assets: The Company accounts for goodwill and intangible assets in accordance with SFAS 142. Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments, the fair values of which were determined using present value cash flow models. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise, and determine the fair value of the reporting units using established income and market valuation approaches.

Warranty Costs: The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.5 million and $0.4 million at January 3, 2009 and December 29, 2007, respectively, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

	_________________________YEARS ENDED__________________________
(THOUSANDS OF DOLLARS)	JANUARY 3, 2009	DECEMBER 29, 2007	DECEMBER 30, 2006
Accrued Warranty Costs - Beginning of Year	$1,730	$1,736	$1,919
Warranty costs paid	(754)	(534)	(673)
Warranty costs accrued	568	413	406
Impact of changes in estimates and assumptions	252	115	84
Warranty liabilities assumed	27	-	-
Accrued Warranty Costs - End of Year	$1,823	$1,730	$1,736

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

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $11.5 million, $12.0 million and $11.2 million for fiscal 2008, 2007 and 2006, respectively. Accrued marketing support expenses were approximately $1.8 million at January 3, 2009 and $2.2 million December 29, 2007, and are included in accrued expenses and other liabilities.

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

The Company also uses interest rate swaps to manage its exposure to changing interest rates that result from variable rate debt. These swaps effectively fix the interest rate on a portion of the Company's line of credit at 3.64%.

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

Through December 30, 2006, the Company accounted for all uncertain tax-based liabilities in accordance with SFAS 5, which requires recognition of a contingent liability when such liability is both probable and estimable. Beginning on December 31, 2006, the first day of the Company's 2007 fiscal year, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48") to account for uncertain income tax positions. Under FIN 48, the Company records a liability associated with an uncertain income tax benefit, for a position taken or intended to be taken, if we determine that it is not more likely than not that such benefit will be sustained upon review of the taxing authority. The Company also records a tax position as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes that all estimates for income-based contingent tax liabilities are in accordance with the principles contained in FIN 48 and all estimates are reasonable.

Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted net income per share is computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and non-vested equity shares based on the treasury stock method.

New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 30, 2007. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS 159") which permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this statement as of December 30, 2007, and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). This Statement replaces FASB Statement No. 141 "Business Combinations" and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is designed to improve, simplify and converge the accounting for business combinations. The effect of SFAS 141R on the Company's consolidated financial statements, results of operations or cash flows, if any, is not determinable at this time.

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

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP 142-3 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of FSP 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"), which requires additional disclosures for employers' pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS 157. FSP 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. The Company will be required to adopt FSP 132(R)-1 as of December 31, 2009. FSP 132(R)-1 provides only disclosure requirements; the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $1.7 million and $3.7 million at January 3, 2009 and December 29, 2007, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $3.9 million and $6.3 million higher than reported at January 3, 2009 and December 29, 2007, respectively. During fiscal 2008, domestic writing instrument inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation was to increase net income by approximately $2.4 million.

The components of inventory are as follows:
(THOUSANDS OF DOLLARS)	JANUARY 3, 2009	DECEMBER 29, 2007
Finished goods	$15,108	$17,875
Work in process	2,539	4,707
Raw materials	8,778	9,222
	$26,425	$31,804

NOTE C - ACQUISITION OF NATIVE EYEWEAR, INC. ("NATIVE")

On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. We account for our acquisitions under the purchase method of accounting in accordance with SFAS 141, which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $11.2 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized for book purposes. The results of operations of Native since March 24, 2008 are included in the consolidated statements of income of the Company.

As of January 3, 2009, the Company was in the process of finalizing a valuation of Native Eyewear, Inc.'s intangible assets. The Company is in the process of implementing its integration plans, including consolidating redundant activities, and expects to complete the integration within the next three months. Integration costs of $0.3 million were recorded as an adjustment to goodwill in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Through January 3, 2009, $0.3 million of integration costs were paid. Native is reported in the Company's Cross Optical Group segment.

The following is the preliminary allocation of the purchase price of Native:
(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition and Integration Costs	940
Cash Acquired	(266)
Total Purchase Price	$ 19,520
Preliminary Allocation:
Assets Acquired
Accounts receivable	$ 978
Inventories	2,221
Property, plant and equipment	404
Goodwill	11,182
Intangible assets	7,502
Other	72
Liabilities Assumed
Accounts payable and accrued expenses	(2,488)
Accrued payroll and related benefits	(351)
Net Assets Acquired	$ 19,520

The following unaudited pro forma financial information summarizes the estimated combined results of operations of the Company and Native assuming that the acquisition had taken place on January 1, 2006. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Native.
(THOUSANDS OF DOLLARS,	_________________________YEARS ENDED__________________________
EXCEPT PER SHARE AMOUNTS)	JANUARY 3, 2009	DECEMBER 29, 2007	DECEMBER 30, 2006
Net Sales	$162,201	$ 162,650	$ 148,724
Net Income	$ 105	$ 7,824	$ 4,299
Basic Earnings Per Share	$ 0.01	$ 0.52	$ 0.29
Diluted Earnings Per Share	$ 0.01	$ 0.50	$ 0.29

NOTE D - RESTRUCTURING CHARGES

In 2003, the Company announced a corporate restructuring program of its Cross Accessory Division segment designed to increase its competitiveness in the global marketplace by reducing operating costs and freeing additional capital for product development and diversification as well as marketing and brand development. This restructuring program was complete as of December 29, 2007. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at December 31, 2005	$ 249	$ 24	$ 273
Restructuring charges incurred	1,152	543	1,695
Cash payments	(765)	(567)	(1,332)
Balances at December 30, 2006	$ 636	$ -	$ 636
Restructuring charges incurred	(10)	295	285
Cash payments	(626)	(295)	(921)
Balances at December 29, 2007	$ -	$ -	$ -

In the third quarter of 2008, the Company announced a restructuring program of its remaining CAD Lincoln based manufacturing operations designed to increase its competitiveness in the global marketplace by further leveraging the investment in China Manufacturing operations thereby reducing manufacturing costs. In the fourth quarter of 2008, the Company also announced a restructuring program to close several underperforming retail stores and to reduce Lincoln headcount.

These restructuring programs will be substantially complete by end of the first quarter of 2009. They effectively move all remaining Lincoln manufacturing operations to our China facility and reduce our total retail store count by four. Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom will be affected as part of these programs. The Company expects to incur pre-tax restructuring charges of approximately $2.6 million that will be incurred over the life of these programs, assuming full implementation. Of this $2.6 million, approximately $0.9 million will be for severance and related expenses and approximately $1.7 million for transition and other costs. Approximately $0.1 million is expected to be recognized in 2009.

The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	IMPAIRMENT OF ASSETS	TOTAL
Balances at December 29, 2007	$ 0	$ 0	$ 0	$ 0
Restructuring charges incurred	807	475	1,244	2,526
Non-cash charges	-	-	(1,233)	(1,233)
Cash payments	(33)	(413)	-	(446)
Foreign exchange effects	(2)	(1)	(11)	(14)
Balances at January 3, 2009	$ 772	$ 61	$ -	$ 833

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with SFAS 142. Under SFAS 142, goodwill and certain intangible assets with indefinite-lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise, and determine the fair value of the reporting units using established income and market valuation approaches. During the period before and after the measurement date, the Company's stock price, as well as prices of similar companies in the same sector, declined considerably. The decline in stock price may mean that investors are demanding a higher return to attract capital for our businesses, which could impact our weighted-average cost of capital assumptions. The Company's annual impairment testing indicated that the there was a full impairment of the CAD segment's goodwill and the Company recorded a non-cash impairment charge of $3.9 million in the fourth quarter of 2008. The CAD segment goodwill was the result of the acquisition of assets in 1999 associated with the Company's OEM effort. All remaining goodwill and indefinite-lived intangibles relate to the COG segment and were not impaired.

The Company determined the fair values of our reporting units by preparing a discounted cash flow analysis using updated forward-looking projections of each unit's future operating results. The significant assumptions used in our discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Net income assumptions include sales growth, gross margin, and SG&A growth assumptions. The discount rate used is a "market participant" weighted-average cost of capital ("WACC"). The Company performed a sensitivity analysis on our significant assumptions and have determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: reduce net income by 10%, increase the WACC by 100 basis points, or reduce terminal sales growth rate by 20%.

At January 3, 2009 and December 29, 2007, the carrying value of goodwill was approximately $14.5 million and $7.3 million, respectively. Goodwill resulting from the 2008 acquisition of Native was $11.2 million. The $14.5 million goodwill balance at January 3, 2009, $11.2 million of which is expected to be tax deductible, related entirely to the COG segment. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	______________JANUARY 3, 2009______________			___________DECEMBER 29, 2007__________
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,868	$ 8,321	$ 547	$ 8,629	$ 8,019	$ 610
Patents	3,120	2,920	200	3,018	2,771	247
Customer relationships	3,170	340	2,830	0	0	0
Non-compete agreements	800	150	650	0	0	0
	$15,958	$11,731	4,227	$11,647	$10,790	857
Not Amortized:
Trade names			6,900			3,400
Intangibles, Net			$11,127			$4,257

The Company amortizes patents and trademarks over an average five-year life, customer relationships over a seven-year life and non-compete agreements over a four-year life. Amortization expense was approximately $0.9 million, $0.5 million and $0.7 million for fiscal years 2008, 2007 and 2006, respectively. The estimated future amortization expense for other intangibles remaining as of January 3, 2009 is as follows:
(THOUSANDS OF DOLLARS)	2009	2010	2011	2012	2013	Thereafter
	$989	$867	$775	$567	$463	$ 566

NOTE F - LINE OF CREDIT

In 2008, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

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

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries. The company was either in compliance with, or has received a waiver of any defaults under its various debt covenants as of January 3, 2009. Subsequent to January 3, 2009 the credit agreement was amended to update certain ratios for changes in pension asset valuations and current and anticipated restructuring activities.

At January 3, 2009, the outstanding balance of the Company's amended line of credit was $21.7 million, bearing an interest rate of approximately 3.18%, and the unused and available portion, according to the terms of the amended agreement, was $13.3 million. At December 29, 2007, the outstanding balance of the Company's line of credit was $2.9 million, bearing an interest rate of approximately 7.25%, and the unused and available portion, according to the terms of the agreement, was $17.1 million.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS ITEMS
(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	POSTRETIREMENT LIABILITY ADJUSTMENT	INTEREST RATE SWAP AGREEMENTS	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at December 29, 2007	$ (83)	$(1,922)	$ 0	$ (2,005)
Current period change	(2,234)	(7,205)	(512)	(9,951)
Balances at January 3, 2009	$(2,317)	$(9,127)	$ (512)	$(11,956)

NOTE H - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at January 3, 2009 and December 29, 2007, along with maturity dates and any unrealized gain. The net unrealized gain is recorded in SG&A in the consolidated statements of income, since the Company did not apply hedge accounting to these contracts.
(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
January 3, 2009
Euro	$10,277	2009	$165
Sterling	2,904	2009	(22)
Japanese Yen	4,730	2009	179
Hong Kong Dollar	3,869	2009	(1)
Taiwan Dollar	1,357	2009	(15)
Total	$23,137		$306
December 29, 2007
Euro	$ 7,767	2008	$ 1
Sterling	4,988	2008	(9)
Japanese Yen	3,559	2008	8
Hong Kong Dollar	2,951	2008	4
Taiwan Dollar	2,691	2008	6
Total	$21,956		$ 10

Foreign currency exchange gains that are included in SG&A expenses approximated $1.1 million, $0.1 million and $0.2 million in fiscal 2008, 2007 and 2006, respectively.

In 2003, the Company entered into an interest rate swap agreement with an initial notional amount of $9.0 million and a term of five years. Amounts paid or received under this swap agreement were recorded as adjustments to interest expense. The net unrealized gain (loss) is recorded in other income (expense). This swap expired in May 2008.

In the second quarter of 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated as a cash flow hedge and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to January 3, 2009, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.5 million and is included as a component of accumulated other comprehensive loss. At January 3, 2009, the combined notional value of these three interest rate swaps was $15.0 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the interest rate swap agreements entered into in the second quarter of 2008, based upon market observable data, was ($0.8) million at January 3, 2009, and was reported in accrued expenses and other liabilities. The fair value of the expired 2003 interest rate swap agreement was $11,000 at December 29, 2007, and was reported in other current assets.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan and a defined contribution retirement plan (consisting of savings plans and a non-contributory profit sharing plan), which cover substantially all domestic employees.

On March 30, 2006, the Company's Board of Directors voted to freeze the Company's domestic non-contributory defined benefit pension plan effective May 20, 2006. The Board also approved enhancements to the Company's existing defined contribution retirement plan retroactive to January 1, 2006. Additionally, the Company provided enhanced transitional benefits for a period of three years to employees close to normal retirement age.

The Company's matching contributions to its savings plans are made all in cash. In fiscal 2008, 2007 and 2006 expenses related to this plan were approximately $1.1 million, $0.9 million and $1.3 million, respectively. There were no profit sharing plan contributions during this three-year period. The Company also maintains a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

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

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2008	2007
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 45,250	$ 48,104
Service cost	79	81
Interest cost	2,919	2,812
Actuarial loss (gain)	1,664	(3,699)
Benefits paid	(2,544)	(1,955)
Administrative expenses paid	(103)	(93)
Benefit Obligation at End of Year	$ 47,265	$ 45,250
Change in Plan Assets
Fair value of plan assets at end of prior year	$ 38,554	$ 38,493
Actual return on plan assets	(6,631)	574
Employer contributions	1,556	1,535
Benefits paid	(2,544)	(1,955)
Administrative expenses paid	(103)	(93)
Fair Value of Plan Assets at End of Year	$ 30,832	$ 38,554
Funded Status
Deficiency of plan assets over projected benefit obligation	$(16,433)	$ (6,696)
Unrecognized net transition obligation	44	54
Unrecognized prior service cost	105	21
Unrecognized net actuarial loss	13,893	2,787
Accrued Pension Cost (Included in Retirement Plan Obligations)	$ (2,391)	$ (3,834)

Amounts Recognized in the Consolidated Balance Sheets Consist of
Accrued benefit cost - current	$ (1,752)	$ (1,629)
Accrued benefit cost - long-term	(14,681)	(5,067)
Accumulated other comprehensive loss	14,042	2,862
Net Recognized Amount	$ (2,391)	$ (3,834)

Accumulated Benefit Obligation	$ 47,265	$ 45,250

(THOUSANDS OF DOLLARS)	2008		2007		2006
Components of Net Periodic Benefit Cost
Service cost	$ 80		$ 81		$ 497
Interest cost	2,919		2,812		2,791
Expected return on plan assets	(2,975)		(2,874)		(2,792)
Amortization of transition obligation	7		7		7
Amortization of prior service cost	65		110		75
Recognized net actuarial (gain) loss	(1)		-		108
Net Periodic Benefit Cost	$ 95		$ 136		$ 686

	2008		2007		2006
Assumptions:	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN
Weighted Average Assumptions Used to Determine	PLANS	PLANS	PLANS	PLANS	PLANS	PLANS
Benefit Obligation
Discount rate	6.17%	5.70%	6.40%	5.50%	5.90%	4.65%
Rate of compensation increase	N/A	0%	N/A	3.75%	N/A	3.75%
Weighted Average Assumptions Used to Determine
Net Periodic Benefit Cost
Discount rate	6.40%	5.50%	5.90%	4.65%	5.60%	4.25%
Expected return on plan assets	8.125%	4.30%	8.125%	3.90%	8.25%	4.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	N/A

The Company decreased the discount rate on domestic plans to 6.17% in 2008 from 6.40% in 2007 to reflect market interest rate conditions. In establishing the long-term rate of return on assets assumption of 8.125%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns on the frozen domestic plan for those asset categories. That weighted-average return approximates 8.125%. The Company monitors investment results of its pension plan managers against benchmarks such as the Standard & Poor's 500 Index and the Russell 2000 Growth Index for the equity portion of the portfolio and the Lehman Brothers Aggregate Bond Index for fixed income investments. Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 8.125% assumption.
Plan Asset Information: Asset Category	TARGET ALLOCATION FYE 2009	ALLOCATION PERCENTAGE FYE 2008	ALLOCATION PERCENTAGE FYE 2007
Equity securities	60%-70%	33.7%	63.59%
Debt securities	30%-40%	51.8%	35.90%
U.S. Treasury securities	0%	14.5%	0%
Other	0%	0%	0.51%
	100%	100%	100%

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

The Company expects to contribute $2.0 million to its defined benefit pension plan, $1.0 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(THOUSANDS OF DOLLARS)	2009	2010	2011	2012	2013	2014 - 2018
	$1,852	$1,930	$2,068	$2,225	$2,360	$14,105

NOTE J - OMNIBUS INCENTIVE PLAN (THE "OI PLAN")

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares. The OI Plan provides for grants of awards, including but not limited to Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to them; and Performance Awards, which are awards in common shares or cash. The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time.

The fair value of each stock option granted under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share of stock options granted during fiscal 2008 was $1.38. No stock options were granted in fiscal years 2007 and 2006. The key assumptions used to value the options granted in 2008 were a 1.98% weighted-average risk-free rate, an average expected life of 7 years, 36.69% volatility and a 0% dividend yield. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. At January 3, 2009 the intrinsic value of the stock options outstanding and exercisable was $0 based upon a stock price of $2.68. The total intrinsic value of options exercised in 2007 and 2006 was $0.8 million and $0.1 million, respectively. In 2007, largely due to the exercise of stock options, the Company generated $2.1 million from the sale of Class A common stock. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances. At January 3, 2009, there were 2,224,550 shares reserved and 481,900 shares available to be issued under the OI Plan.

Stock plan activity during the three years ended January 3, 2009 was as follows:
Stock Plan:	OPTIONS VESTED AND EXPECTED TO VEST	WEIGHTED AVERAGE PRICE OR FAIR VALUE PER SHARE	SHARES RESERVED
Outstanding at December 29, 2007	1,262,234	$ 5.67	1,841,808
Additional Shares Reserved			800,000
Stock Options Granted	565,000	$ 3.50	-
Stock Options Cancelled	(84,584)	$ 6.02	-
Restricted Stock Grants	-	$ 9.88	(446,000)
Restricted Stock Cancelled	-	$ 4.15	54,250
Director Retainers	-	$ 6.53	(25,508)
Outstanding at January 3, 2009	1,742,650	$ 5.92	2,224,550

Following is information with respect to non-vested equity shares:
2008
Non-Vested Equity Shares Outstanding at Beginning of Year	464,666
Granted	446,000
Vested	(236,335)
Cancelled	(54,250)
Non-Vested Equity Shares Outstanding at End of Year	620,081

Weighted average grant-date fair value:
Non-Vested Equity Shares Outstanding at Beginning of Year	$4.98
Granted	9.88
Vested	5.58
Cancelled	5.01
Non-Vested Equity Shares Outstanding at End of Year	8.28

The total fair value of Non-Vested Equity Shares that vested in 2008 was $1.3 million. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $1.2 million, $0.5 million and $0.3 million for fiscal 2008, 2007 and 2006, respectively. At January 3, 2009, the total unrecognized cost for Non-Vested Equity Shares under the OI Plan was approximately $1.2 million with a weighted-average life of 2.0 years. The related tax benefit on compensation expense recognized under the OI Plan was essentially zero, $0.4 million and $29,000 in fiscal, 2008, 2007 and 2006, respectively.

Director Retainers are shares of Company stock issued to Directors for services performed for the Company. The expense related to Director Retainer shares for 2008, 2007 and 2006 were $0.2 million, $0.1 million and $0.1 million, respectively.

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 86,729, 89,384 and 91,144 at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

NOTE K - INCOME TAXES

The components of income before income taxes were:
(THOUSANDS OF DOLLARS)	2008	2007	2006
U.S.	$ (767)	$ 6,315	$ 66
Non-U.S.	3,536	3,050	4,408
	$ 2,769	$ 9,365	$ 4,474

The provision for income taxes consists of the following:
(THOUSANDS OF DOLLARS)	2008	2007	2006
Currently Payable (Receivable):
Federal	$ (767)	$ 3,968	$ (103)
State	334	334	280
Foreign	897	559	1,302
	464	4,861	1,479
Deferred:
Federal	1,732	(2,382)	(408)
State	(9)	(5)	6
Foreign	88	164	110
	1,811	(2,223)	(292)
Total	$ 2,275	$ 2,638	$ 1,187

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from operations is as follows:
(THOUSANDS OF DOLLARS)	2008	2007	2006
Statutory Federal income tax provision	$ 969	$ 3,278	$ 1,521
State income tax expense, less Federal tax benefit	217	243	139
Foreign tax rate differential	4	(345)	(85)
Goodwill Impairment	1,380	-	-
Adjustment related to uncertain tax benefits	(283)	(503)	-
Revisions to estimates	-	-	(293)
Benefit of export sales	-	-	(76)
Miscellaneous	(12)	(35)	(19)
Income Tax Provision	$ 2,275	$ 2,638	$ 1,187

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2009 and December 29, 2007 are as follows:
(THOUSANDS OF DOLLARS)	2008	2007
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes and
inventory adjustments not deductible for tax purposes	$ 2,121	$ 2,438
Excess benefit plan	841	782
Accrued pension costs	706	1,271
Other	1,729	1,455
	5,397	5,946
Less valuation allowance	(1,001)	(625)
Current Deferred Tax Assets	4,396	5,321
Liabilities:
Current Deferred Tax Liabilities	(55)	(84)
Net Current Deferred Tax Asset	$ 4,341	$ 5,237

Long-Term Deferred Tax Assets:
Intangible assets	$ 2,245	$ 2,335
Accrued warranty costs	713	675
Foreign tax credit carryforward	-	805
Net operating loss carryforward	2,835	2,684
Accrued pension costs	5,636	1,180
Deferred gain on sale of real estate	1,506	1,688
Property, plant and equipment, principally due to
differences in depreciation	881	1,140
Other	1,155	827
	14,971	11,334
Less valuation allowance	(3,491)	(3,117)
Long-Term Deferred Tax Asset	$11,480	$ 8,217
Net Deferred Tax Asset	$15,821	$13,454

At January 3, 2009 and December 29, 2007, undistributed earnings of foreign subsidiaries amounted to approximately $22.9 million and $19.4 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends or if certain other circumstances exist. The amount of additional taxes that might be payable on the undistributed foreign earnings of $22.9 million approximates $8.2 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

At January 3, 2009, the Company had state net operating loss carryforwards of approximately $26.8 million, which expire in fiscal years from 2009 to 2027. Net operating loss carryforwards for certain foreign subsidiaries were approximately $4.5 million for tax purposes. A portion of these losses will expire in fiscal years from 2009 to 2021 and a portion does not expire. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The increase of $0.7 million in the valuation allowance in fiscal 2008 primarily related to changes in the state deferred tax assets.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. It is management's assertion based on the evaluation of this evidence that it is more likely than not that sufficient future taxable income will be generated to realize the tax benefit of the deferred tax assets, net of the valuation allowance.

The Company recorded a charge to retained earnings of $0.7 million in fiscal 2007 as a result of the adoption of FIN 48. As of December 29, 2007, the Company had provided a liability of $2.1 million for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $0.7 million of the unrecognized tax benefit would have impacted the Company's tax rate, if recognized. As of January 3, 2009, the liability is $1.8 million and $0.5 million of the unrecognized tax benefit would impact the Company's effective tax rate, if recognized.

The following is a tabular reconciliation of beginning and ending balances of unrecognized tax benefits.
(THOUSANDS OF DOLLARS)	2008	2007
Beginning of Year	$ 2,063	$ 2,114
Gross decreases - tax positions in prior period	(18)	(23)
Gross increases - tax positions in prior period	-	5
Gross increases - current period tax positions	9	44
Lapse of statute of limitations	(206)	(77)
End of Year	$ 1,848	$ 2,063

The Company is currently subject to audit by the Internal Revenue Service ("IRS") and certain foreign jurisdictions for the calendar years ended 2004 through 2008. An IRS audit is currently ongoing for the 2005 tax year. The Company anticipates conclusion of this audit during the first half of 2009. Changes to the liability for uncertain tax positions are contingent upon the final outcome of this audit and will be reflected at that time. In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2004; this varies depending on the jurisdiction. The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2004 through 2008.

As of December 29, 2007, the Company had accrued $0.5 million of interest and $0.2 million of penalties related to uncertain tax positions. As of January 3, 2009, the amount of accrued interest is $0.5 million and the amount of accrued penalties is $0.1 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of FIN 48, including tax, interest and penalty, are included in other long-term liabilities on the Company's consolidated balance sheet.

The Company is subject to income taxes in many jurisdictions around the world. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Although the Company believes the estimates for uncertain tax positions are reasonable and recorded in accordance with the provisions of FIN 48, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on the Company's income tax provision and net income in the period or periods in which the determination is made. Changes in estimates made in fiscal 2008 and 2007 were the result of more precise information, current actions by taxing authorities and the expiration of statutes of limitation in certain jurisdictions.

NOTE L - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended January 3, 2009:
(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2008:
Revenues from external customers	$111,455	$ 48,691	$160,146
Depreciation and amortization	4,610	1,171	5,781
Operating (loss) income	(4,328)	7,879	3,551
Restructuring charges	2,526	-	2,526
Goodwill impairment charge	3,944	-	3,944
Segment assets	99,836	44,123	143,959
Goodwill	0	14,526	14,526
Expenditures for long-lived assets	3,922	19,604	23,526
2007:
Revenues from external customers	$115,313	$ 36,572	$151,885
Depreciation and amortization	4,528	426	4,954
Operating income	3,656	5,879	9,535
Restructuring charges	285	-	285
Segment assets	107,930	21,107	129,037
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	8,543	908	9,451

(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2006:
Revenues from external customers	$111,942	$ 27,394	$139,336
Depreciation and amortization	5,982	322	6,304
Operating income	624	4,175	4,799
Restructuring charges	1,695	-	1,695
Segment assets	99,967	19,479	119,446
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	5,573	1,101	6,674

Total Company and segment operating (loss) income reconciles to consolidated income before income taxes by the inclusion of interest income, interest expense and other income and expense.

Geographic Information
(THOUSANDS OF DOLLARS)	2008	2007	2006
NET SALES:
United States	$ 85,794	$ 79,038	$ 73,857
Europe, Middle East and Africa	43,902	43,534	38,850
Asia Pacific	20,609	19,463	18,489
International Americas	9,841	9,850	8,140
Total Consolidated Net Sales	$160,146	$151,885	$139,336
Revenues are attributed to countries based on the location of customers.
LONG-LIVED ASSETS:
United States	$ 32,305	$ 19,391	$ 28,648
Foreign countries	8,958	9,402	5,677
Total Consolidated Long-Lived Assets	$ 41,263	$ 28,793	$ 34,325

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases administrative facilities and/or manufacturing and warehouse space for its CAD segment operations in Rhode Island, U.S., the United Kingdom, France, Germany, Japan, Hong Kong, Taiwan, Singapore and China. The CAD segment also leases retail facilities in Massachusetts, Illinois, and the United Kingdom. The Company's COG segment leases administrative and warehouse facilities in Florida, Colorado and Pennsylvania. All leases expire prior to the end of 2017. Real estate taxes, insurance, and maintenance expenses are generally obligations of the Company. It is expected that in the ordinary course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2009. Rent expense for leased facilities was approximately $3.0 million, $2.6million and $1.2 million in 2008, 2007 and 2006, respectively. At January 3, 2009, future minimum lease payments under all such non-cancelable leases, including renewal options the Company believes it will exercise, were approximately:
(THOUSANDS OF DOLLARS)	2009	2010	2011	2012	2013	Thereafter	Total
	$ 3,116	$ 2,865	$ 2,581	$ 2,474	$ 2,450	$7,885	$21,371

The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. Formal discovery has recently commenced. At January 3, 2009, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS 157, the Company uses a market approach to value the assets and liabilities for short-term investments and outstanding derivative contracts, which include interest rate swaps and foreign currency forward contracts. These derivative contracts are valued using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note A, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-2.

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

In accordance with the fair value hierarchy described, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of January 3, 2009:
(THOUSANDS OF DOLLARS)	_________________________JANUARY 3, 2009_________________________
	FAIR VALUE MEASUREMENTS USING			ASSETS/LIABILITIES
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	AT FAIR VALUE
Money market funds	$10,955	$ -	$ -	$10,955
Short-term investments	1,193	-	-	1,193
Foreign forward exchange contracts	-	581	-	581
Liabilities
Foreign forward exchange contracts	-	275	-	275
Interest rate swap agreements	-	788	-	788

With the issuance of SFAS 157, these values must also take into account the Company's own credit standing, thus including in the valuation of the derivative instruments the value of the net credit differential between the counterparties to the derivative contract. Effective December 30, 2007, the Company updated its fair value methodology to include the impact of both the counterparty's and its own credit standing.

NOTE P - SALE OF REAL ESTATE

On March 2, 2007, the Company sold its manufacturing, warehouse and office facility at One Albion Road, Lincoln, Rhode Island. In conjunction with the transaction, Cross entered into an operating lease for approximately 154,000 square feet of administrative, distribution and manufacturing space through 2017 at its current location in Lincoln, Rhode Island where it continues to house its corporate headquarters. Net proceeds related to the sale were $15.3 million. The $5.3 million gain on the sale was deferred and will be recognized over the life of the lease as a reduction of rent expense. The deferred gain on sale of real estate at January 3, 2009 was $4.3 million, $0.5 million of which was included in accrued expenses and other current liabilities.

NOTE Q - SHORT-TERM INVESTMENTS

At January 3, 2009, the Company had short-term equity investments with a value of $1.2 million. These investments were classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities." Realized and unrealized gains or losses on these short-term investments are included in other income (expense). The net recognized unrealized gain on short-term investments held at January 3, 2009 was approximately $0.1 million.

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended January 3, 2009 and December 29, 2007:
(THOUSANDS, EXCEPT PER SHARE DATA)
2008:	MARCH 29	JUNE 28	SEPTEMBER 27	JANUARY 3
Net Sales	$36,257	$43,208	$38,974	$41,707
Gross Profit	19,971	24,373	22,233	22,735
Net Income (Loss)	602	1,873	1,760	(3,740)

Net Income (Loss) Per Share:
Basic	$0.04	$0.12	$0.12	$(0.25)
Diluted	$0.04	$0.12	$0.11	$(0.25)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	15,070	14,987	14,999	14,887
Effect of Dilutive Securities:
Common stock equivalents	353	396	336	-	(A)
Denominator for Diluted Net Income Per Share	15,423	15,383	15,335	14,887

(A)	62 incremental shares related to options are not included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.

(THOUSANDS, EXCEPT PER SHARE DATA)
2007:	MARCH 31	JUNE 30	SEPTEMBER 29	DECEMBER 29
Net Sales	$32,572	$36,476	$35,114	$47,723
Gross Profit	18,372	20,454	19,915	26,534
Net Income	123	990	2,364	3,250

Net Income Per Share:
Basic	$0.01	$0.07	$0.16	$0.22
Diluted	$0.01	$0.06	$0.15	$0.21

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,778	14,940	15,044	15,090
Effect of Dilutive Securities:
Common stock equivalents	525	592	655	586
Denominator for Diluted Net Income Per Share	15,303	15,532	15,699	15,676

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
Item 9A	CONTROLS AND PROCEDURES

A	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 3, 2009.
B	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission. Based on this evaluation under the framework in Internal control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.

Our internal control over financial reporting as of January 3, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
C	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the internal control over financial reporting of A.T. Cross Company and subsidiaries (the "Company") as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of the Company as of and for the year ended January 3, 2009 and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2009

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2009 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Annual Report on Form 10-K.

We have a Code of Ethics and Business Conduct that applies to all of our employees, including our chief executive officer and senior financial and accounting officers, which meets the requirements of a "code of ethics" as defined in Item 406 of Regulation S-K. The text of our Code of Ethics and Business Conduct is posted in the Investor Relations section of our website, www.cross.com. Disclosure regarding any amendments to, or waivers from, provisions of our code of ethics and business conduct that apply to our chief executive officer and senior financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of the NASDAQ Stock Exchange.
Item 11	EXECUTIVE COMPENSATION

See "Executive Compensation, Compensation Discussion and Analysis," "Compensation Committee Report" and "Director Compensation" in the registrant's definitive proxy statement for the 2009 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2009 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of January 3, 2009:
	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	1,742,650	$5.92	481,900
Equity compensation plans not
approved by security holders	-	-	-
Total	1,742,650	$5.92	481,900

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See "Election of Directors" in the registrant's definitive proxy statement for the 2009 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2009 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007

Consolidated Statements of Income for the Years Ended January 3, 2009,
December 29, 2007 and December 30, 2006

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006

Consolidated Statements of Cash Flows for the Years Ended January 3, 2009,
December 29, 2007 and December 30, 2006

Notes to Consolidated Financial Statements

(3) Listing of Exhibits

EXHIBIT
	NUMBER	DESCRIPTION

	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)

	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)

	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)

	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)

	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *

	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the Registrant's report on Form 10-K for the year ended December 31, 1997) *

	(10.3)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by Reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.4)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.5)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended July 3, 2004) *

	(10.6)	Executive Employment Contract - Charles S. Mellen dated November 21, 2004 (incorporated by reference to Exhibit (10.9) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.7)	Executive Employment Contract - Kevin F. Mahoney dated January 11, 2005 (incorporated by reference to Exhibit (10.10) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.8)	A.T. Cross Company Long Term Incentive Plan and Severance Program for senior management
(incorporated by reference to the registrant's report on Form 8-K filed October 25, 2005) *

	(10.9)	Credit Agreement and first amendment with Bank of America, N.A., (incorporated by reference to
Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended March 29, 2008)

	(10.10)	Second amendment to Credit Agreement with Bank of America, N.A.

	(11)	Statement Re: Computation of Net (Loss) Income per Share - (incorporated by reference to the
"Consolidated Statements of Income" financial statement in Item 8 of this Annual Report on
Form 10-K)

	(21)	A.T. Cross Company Subsidiaries, Branches and Divisions

	(23)	Consent of Independent Registered Public Accounting Firm

	(31.1)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, compensatory plan or arrangement

B	Exhibits - See Item A (3) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
A.T. CROSS COMPANY (registrant)
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 16, 2009

/s/BRADFORD R. BOSS (Bradford R. Boss)	Chairman Emeritus & Director	March 16, 2009

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 16, 2009

/s/KEVIN F. MAHONEY (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 16, 2009

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 16, 2009

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 16, 2009

/s/EDWARD J. COONEY (Edward J. Cooney)	Director	March 16, 2009

/s/GALAL P. DOSS (Galal P. Doss)	Director	March 16, 2009

/s/HARLAN M. KENT (Harlan M. Kent)	Director	March 16, 2009

/s/ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 16, 2009

/s/JAMES C. TAPPAN (James C. Tappan)	Director	March 16, 2009