Form 10-Q
period 2009-04-04
CROSS A T CO
filed 2009-05-13
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009 or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

				__	Yes	__	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
		Large accelerated filer	__	Accelerated filer		X
		Non-accelerated filer	__	Smaller reporting company		__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
				__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2009:
		Class A common stock - Class B common stock -		13,348,731 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	APRIL 4, 2009	JANUARY 3, 2009
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 14,227	$ 18,629
Short-term investments	2,495	1,193
Accounts receivable, net	22,967	29,102
Inventories	31,191	26,425
Deferred income taxes	4,332	4,341
Other current assets	8,838	8,844
Total Current Assets	84,050	88,534

Property, Plant and Equipment, Net	15,380	15,609
Goodwill	15,279	14,526
Intangibles, Net	10,949	11,127
Deferred Income Taxes	11,501	11,480
Other Assets	1,964	2,683
Total Assets	$ 139,123	$ 143,959
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 17,545	$ 17,614
Accrued compensation and related taxes	3,709	5,436
Retirement plan obligations	2,276	2,619
Total Current Liabilities	23,530	25,669

Long-Term Debt	21,721	21,721
Retirement Plan Obligations	14,384	14,681
Deferred Gain on Sale of Real Estate	3,650	3,780
Other Long-Term Liabilities	2,023	3,085
Accrued Warranty Costs	1,332	1,362
Commitments and Contingencies (Note M)	-	-
Total Liabilities	66,640	70,298
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,628 shares issued and
13,368 shares outstanding at April 4, 2009, and 17,609 shares
issued and 13,794 shares outstanding at January 3, 2009	17,628	17,609
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at April 4, 2009 and January 3, 2009	1,805	1,805
Additional paid-in capital	23,030	21,431
Retained earnings	71,937	72,886
Accumulated other comprehensive loss	(11,898)	(11,956)
Treasury stock, at cost	(30,019)	(28,114)
Total Shareholders' Equity	72,483	73,661
Total Liabilities and Shareholders' Equity	$ 139,123	$ 143,959

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 4, 2009	MARCH 29, 2008

Net sales	$ 30,840	$ 36,257
Cost of goods sold	14,084	16,286
Gross Profit	16,756	19,971

Selling, general and administrative expenses	16,554	16,734
Service and distribution costs	1,612	1,651
Research and development expenses	619	573
Restructuring charges	60	-
Operating (Loss) Income	(2,089)	1,013

Interest income	10	39
Interest expense	(256)	(65)
Other expense	(345)	(21)
Interest and Other Expense	(591)	(47)

(Loss) Income Before Income Taxes	(2,680)	966

Income tax (benefit) provision	(1,731)	364

Net (Loss) Income	$ (949)	$ 602

Basic and Diluted Net (Loss) Income Per Share:
Net (Loss) Income Per Share	$ (0.06)	$ 0.04

Weighted Average Shares Outstanding:
Denominator for Basic Net (Loss) Income Per Share	14,847	15,070
Effect of dilutive securities	-	(A)	353
Denominator for Diluted Net (Loss) Income Per Share	14,847	15,423

(A) 178 incremental shares related to options are not included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.

Total Comprehensive (Loss) Income	$ (891)	$ 681

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 4, 2009	MARCH 29, 2008
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net (Loss) Income	$ (949)	$ 602
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,495	1,293
Restructuring charges	60	-
Restructuring charges paid	(582)	-
Amortization of deferred gain	(130)	(130)
Provision for (recovery of) bad debts	282	(79)
Deferred income taxes	(106)	-
Provision for accrued warranty costs	99	131
Warranty costs paid	(130)	(131)
Stock-based compensation and directors' fees	251	419
Unrealized losses on short-term investments	46	-
Unrealized losses on foreign exchange contracts	91	-
Reversal of payroll and non-income tax reserves	(30)	-
Unrealized foreign currency transaction gains	(51)	(396)
Changes in operating assets and liabilities:
Accounts receivable	5,697	3,975
Inventories	(4,996)	442
Other assets	34	1,501
Accounts payable and other liabilities	(2,219)	(4,650)
Net Cash (Used in) Provided by Operating Activities	(1,138)	2,977

Investing Activities:
Payments related to the acquisition of Native, net of cash acquired	(185)	(18,045)
Additions to property, plant and equipment	(1,109)	(929)
Purchases of short-term investments	(10,188)	-
Sales of short-term investments	8,841	-
Additions to trademarks and patents	(81)	(64)
Net Cash Used in Investing Activities	(2,722)	(19,038)

Financing Activities:
Proceeds from bank borrowings	-	18,796
Repayment of bank borrowings	-	(985)
Purchase of treasury stock	(547)	-
Proceeds from sale of Class A common stock	9	12
Net Cash (Used in) Provided by Financing Activities	(538)	17,823

Effect of exchange rate changes on cash and cash equivalents	(4)	167

(Decrease) Increase in Cash and Cash Equivalents	(4,402)	1,929

Cash and cash equivalents at beginning of period	18,629	13,572

Cash and Cash Equivalents at End of Period	$ 14,227	$ 15,501

Income taxes paid (refunded), net	434	(160)
Interest paid	247	85

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2009

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 4, 2009 are not necessarily indicative of the results that may be expected for the twelve months ending January 2, 2010. A. T. Cross Company ("the Company") has historically recorded its highest sales in the fourth quarter. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 was a 53 week year; the 4th quarter of 2008 was a 14 week quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2009.

NOTE B - Acquisition of Native Eyewear, Inc. ("Native")
On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. The Company accounted for this acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141"), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $11.9 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized for book purposes. The results of operations of Native since March 24, 2008 are included in the consolidated statements of operations of the Company.

As of April 4, 2009, the Company finalized the valuation of Native Eyewear, Inc.'s intangible assets. The Company executed an integration plan, including the consolidation of redundant activities. In the first quarter of 2009, integration costs of $0.8 million were recorded as an adjustment to goodwill in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Through April 4, 2009, $1.1 million of integration costs were recorded and $0.5 million were paid. Native is reported in the Company's Cross Optical Group segment.

The following is the final allocation of the purchase price of Native:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition and Integration Costs	1,421
Cash Acquired	(266)
Total Purchase Price	$ 20,001
Allocation:
Assets Acquired
Accounts receivable	$ 978
Inventories	2,067
Property, plant and equipment	271
Goodwill	11,936
Intangible assets	7,502
Other	71
Liabilities Assumed
Accounts payable and accrued expenses	(2,473)
Accrued payroll and related benefits	(351)
Net Assets Acquired	$ 20,001

NOTE C - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	APRIL 4, 2009	JANUARY 3, 2009
Finished goods	$18,835	$15,108
Work in process	2,923	2,539
Raw materials	9,433	8,778
	$31,191	$26,425

NOTE D - Income Taxes
In the first three months of 2009 the effective tax rate was 64.6%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.1 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the IRS audit, deferred taxes increased $0.1 million. In the first three months of 2008, the effective tax rate was 37.7%, which included approximately $29,000 of income tax expense related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48. The tax rate, excluding the effect related to the adjustment of the accrual of tax, interest and penalties related to the IRS audit and in accordance with FIN 48, was 31.9% and 34.7% in the first three months of 2009 and 2008, respectively.

NOTE E - Restructuring Charges
In 2008, the Company restructured its remaining CAD Lincoln based manufacturing operations in order to increase its competitiveness in the global marketplace by further leveraging the investment in China manufacturing operations. The Company also closed several underperforming retail stores and reduced headcount at its Lincoln facility. These restructuring programs, which were substantially complete by end of the first quarter of 2009, effectively moved certain Lincoln manufacturing operations to the Company's China facility and reduced the total retail store count by four. Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected by these programs. The Company has incurred pre-tax restructuring charges of approximately $2.6 million since the inception of these programs. Of this $2.6 million, approximately $0.9 million was for severance and related expenses and approximately $1.7 million was for transition and other costs. Approximately $0.1 million was recognized in the first quarter of 2009.

Restructuring liabilities are included in accunts payable, accrued expenses and other liabilities. The following is a tabular presentation of the restructuring liabilities related to these plans:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 3, 2009	$ 772	$ 61	$ 833
Restructuring charges incurred	60	-	60
Cash payments	(523)	(59)	(582)
Foreign exchange effects	(1)	-	(1)
Balances at April 4, 2009	$ 308	$ 2	$ 310

NOTE F - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 4, 2009	MARCH 29, 2008
Revenues from External Customers:
CAD	$ 18,765	$ 26,529
COG	12,075	9,728
Total	$ 30,840	$ 36,257
Depreciation and Amortization:
CAD	$ 1,126	$ 1,144
COG	369	149
Total	$ 1,495	$ 1,293
Restructuring Charges:
CAD	$ 60	$ -
COG	-	-
Total	$ 60	$ -
Segment Operating (Loss) Income:
CAD	$ (2,863)	$ (17)
COG	774	1,030
Total	$ (2,089)	$ 1,013

Total Interest and Other (Expense) Income:	$ (591)	$ (47)

Total (Loss) Income Before Income Taxes:	$ (2,680)	$ 966

Expenditures for Long-Lived Assets:
CAD	$ 789	$ 629
COG	401	364
Total	$ 1,190	$ 993

	APRIL 4, 2009	JANUARY 3, 2009
Segment Assets:
CAD	$ 90,323	$ 99,836
COG	48,800	44,123
Total	$139,123	$143,959
Goodwill:
CAD	$ -	$ -
COG	15,279	14,526
Total	$ 15,279	$ 14,526

NOTE G - Warranty Costs
The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.5 million at April 4, 2009 and January 3, 2009, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 4, 2009	MARCH 29, 2008
Accrued Warranty Costs - beginning of period	$ 1,823	$ 1,730
Warranty liabilities assumed	-	26
Warranty costs paid	(130)	(131)
Warranty costs accrued	99	131
Accrued Warranty Costs - end of period	$ 1,792	$ 1,756

NOTE H - Line of Credit
In the first quarter of 2008 and in the first quarter of 2009, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

The interest rate for the Committed Loans will be, at the Company's option, either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the bank's prime rate plus an applicable margin. The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin. The applicable margin for LIBOR and Eurocurrency loans will be an amount between 2.25% and 3.00% and the applicable margin for federal funds or the bank's prime rate will be an amount between 1.00% and 1.25%, which will vary from time to time based upon the Company's consolidated leverage ratio.

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a minimum ratio of adjusted EBITDA to required debt service payments and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries.

At April 4, 2009, the outstanding balance of the Company's amended line of credit was $21.7 million, bearing an interest rate of approximately 3.27%, and the unused and available portion, according to the terms of the amended agreement, was $13.3 million. At January 3, 2009, the outstanding balance of the Company's line of credit was $21.7 million, bearing an interest rate of approximately 3.18%, and the unused and available portion, according to the terms of the agreement, was $13.3 million.

NOTE I - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 4, 2009	MARCH 29, 2008
Service cost	$ 25	$ 16
Interest cost	578	572
Expected return on plan assets	(536)	(626)
Amortization of unrecognized loss	93	-
Amortization of prior service cost	3	3
Net Periodic Benefit Cost	$ 163	$ (35)

The Company expects to contribute $0.7 million to its defined benefit pension plan, $1.0 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2009.

NOTE J- Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and certain intangible assets with indefinite-lives are not amortized but are subject to an annual impairment test, or more frequently, if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments. The Company performs the assessment annually during the fourth quarter or on an interim basis if potential impairment indicators arise, and determines the fair value of the reporting units using established income and market valuation approaches.

At April 4, 2009 and January 3, 2009, the carrying value of goodwill was approximately $15.3 million and $14.5 million, respectively. The entire $0.8 million increase in goodwill was due to integration costs related to the acquisition of Native Eyewear, in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The $15.3 million goodwill balance at April 4, 2009, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	APRIL 4, 2009			JANUARY 3, 2009
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,942	$ 8,387	$ 555	$ 8,868	$ 8,321	$ 547
Patents	3,127	2,950	177	3,120	2,920	200
Customer relationships	3,170	453	2,717	3,170	340	2,830
Non-compete agreements	800	200	600	800	150	650
	$16,039	$11,990	4,049	$15,958	$11,731	4,227
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$10,949			$11,127

The estimated future amortization expense for other intangibles remaining as of April 4, 2009 is as follows:

(THOUSANDS OF DOLLARS)	2009	2010	2011	2012	2013	Thereafter
	$745	$884	$791	$584	$479	$ 566

NOTE K - Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). This Statement replaces FASB Statement No. 141 "Business Combinations" and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is designed to improve, simplify and converge the accounting for business combinations. The Company adopted SFAS 141R as of January 4, 2009. The effect of adopting SFAS 141R on the Company's consolidated financial statements, results of operations or cash flows was not material.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS 133 and their effect on financial position, financial performance and cash flows. The Company adopted the disclosure provisions of SFAS 161 in the first quarter of 2009.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company adopted FSP 142-3 in the first quarter of fiscal year 2009. The effect of FSP 142-3 was not material to the Company's consolidated financial statements, results of operations or cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"), which requires additional disclosures for employers' pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS 157. FSP 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. The Company will be required to adopt FSP 132(R)-1 as of January 2, 2010. FSP 132(R)-1 provides only disclosure requirements; the adoption of this standard will not have a material impact on the consolidated financial statements.

NOTE L - Financial Instruments

The Company is exposed to market risks arising from adverse changes in foreign exchange and interest rates. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage foreign exchange or interest risks are classified as selling, general and administrative expenses. The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 and SFAS 161.

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within shareholders' equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of the derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. Ineffectiveness of the Company's hedges is not material. If the derivative instrument is terminated, the Company continues to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, the Company recognizes the related gain or loss in the statement of operations immediately.

The Company also uses derivatives that do not qualify for hedge accounting treatment. The Company accounts for such derivatives at market value with the resulting gains and losses reflected in the statement of operations.

The Company enters into arrangements with individual counterparties that it believes are creditworthy and generally settle on a net basis. In addition, the Company performs a quarterly assessment of counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on the most recent quarterly assessment of counterparty credit risk, the Company considers this risk to be low.

Foreign Exchange

Financial statements for the Company's foreign subsidiaries in which the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Currency translation adjustments resulting from such translations are reported as a component of accumulated other comprehensive loss within shareholders' equity.

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivables. Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of operations as incurred. Foreign currency derivatives had a total face value of $24.8 million as of April 4, 2009 and $23.1 million as of January 3, 2009. Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items, resulting in no net material impact on the statement of operations.

Interest Rates

In March 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated as a cash flow hedge and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to April 4, 2009, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.5 million and is included as a component of accumulated other comprehensive loss. At April 4, 2009, the combined notional value of these three interest rate swaps was $15.0 million.

Fair Value Measurements

The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") as of the beginning of the 2008 fiscal year as it relates to financial assets and liabilities that are fair value measured on a recurring basis. As of the beginning of the 2009 fiscal year, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which for the Company includes goodwill and other non-amortizable intangible assets. The Company's adoption of SFAS 157 did not have a material impact its consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2

Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	APRIL 4, 2009
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds (A)	$ 8,522	$ -	$ -	$ 8,522
Short-term investments	2,495	-	-	2,495

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts (B)	-	8	-	8
Total Assets at Fair Value	$11,017	$ 8	$ -	$11,025

Liabilities
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps (C)	$ -	$770	$ -	$ 770
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts (B)	-	114	-	114
Total Liabilities at Fair Value	$ -	$884	$ -	$ 884
(A) (B) (C)

Based on the net asset values of the portfolio of holding, fair value included in cash and cash equivalents
Based on observable market transactions of spot and forward rates, fair value included in other current assets or accounts payable, accrued expenses and other liabilities
Based on the LIBOR index, fair value included in accounts payable, accrued expenses and other liabilities

The effective portion of the pre-tax losses (gains) on our derivative instruments for the three months ended April 4, 2009 are categorized in the following table:

(THOUSANDS OF DOLLARS)	LOSSES RECOGNIZED IN STATEMENT OF OPERATIONS	GAINS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$ 106
Cash Flow Hedges:
Interest rate swaps	$ -	$ (11)
(A)	Included in selling, general and administrative expenses

NOTE M - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. Formal discovery has recently commenced. At April 4, 2009, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

Cross Optical Group ("COG")

The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses. This segment typically records its highest sales and operating income in the second quarter of the fiscal year. On March 24, 2008, the Company acquired Native Eyewear, Inc. As discussed below, this acquisition had a significant impact on the first quarter 2009 results when compared to the first quarter of 2008.

Results of Operations First Quarter 2009 Compared to First Quarter 2008

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 4, 2009	MARCH 29, 2008	CHANGE
Cross Accessory Division (CAD)	18,765	26,529	(29.3)%
Cross Optical Group (COG)	12,075	9,728	24.1%
Consolidated Net Sales	$ 30,840	$ 36,257	(14.9)%

Consolidated net sales were $30.8 million in the first quarter of 2009 compared to $36.3 million in the first quarter of 2008. Sales of Native Eyewear, part of the COG acquired on March 24, 2008, were favorable to the consolidated first quarter of 2009 sales results by 4.9 percentage points. The effect of foreign exchange was unfavorable to consolidated first quarter 2009 sales results by approximately $0.9 million, or 2.5 percentage points.

The continued weakness in worldwide economic conditions had a significant adverse effect on CAD sales in the first quarter of 2009 compared to the first quarter of 2008. Retailers have been very cautious about inventory levels and business gift sales are down. As a result, all major CAD divisions reported revenue declines in the first quarter of 2009 compared to 2008. In addition, the effect of foreign exchange was unfavorable to Cross Accessories Division ("CAD") first quarter 2009 sales results by approximately $0.9 million, or 3.5 percentage points.

The inclusion of Native Eyewear, acquired on March 24, 2008, comprised a significant portion of the COG sales increase. The Costa Del Mar brand continued to grow as nine new styles were introduced and a number of new accounts were added in the first quarter of 2009.

The following chart details gross profit margins:

	THREE MONTHS ENDED		PERCENTAGE POINT CHANGE
	APRIL 4, 2009	MARCH 29, 2008
CAD	53.0%	54.0%	(1.0)
COG	56.5%	58.0%	(1.5)
Consolidated Gross Profit Margin	54.3%	55.1%	(0.8)

The decline in CAD gross profit was due primarily to the unfavorable effect of foreign exchange on revenue for the first quarter of 2009 compared to the first quarter of 2008. COG margins in the first quarter of 2009 were adversely effected by the US Dollar to Japanese Yen exchange rate changes compared to the prior year.

Operating expenses for the first quarter of 2009 were $18.8 million, or 61.1% of sales, as compared to $19.0 million, or 52.3% of sales, a year ago, a decrease of 0.6%. The COG segment operating expenses increased by 31.2%, primarily due to the acquisition of Native Eyewear. The CAD segment reduced operating expenses by 10.8%. Included in the CAD segment operating expenses are $0.1 million of restructuring charges. Excluding the effect of restructuring, consolidated operating expenses for the 2009 first quarter were 60.9% of sales, a decrease of approximately 1%, and CAD operating expenses for the 2009 first quarter were 11.2% lower than the first quarter of 2008.

In the first three months of 2009 the effective tax rate was 64.6%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.1 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the IRS audit, deferred taxes increased $0.1 million. In the first three months of 2008, the effective tax rate was 37.7%, which included approximately $29,000 of income tax expense related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48. The tax rate, excluding the effect related to the adjustment of the accrual of tax, interest and penalties related to the IRS audit and in accordance with FIN 48, was 31.9% and 34.7% in the first three months of 2009 and 2008, respectively.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash, cash equivalents and short-term investments ("cash"), cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring programs, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2009 will be met by these historical sources of liquidity and capital.

The Company's cash balance of $16.7 million at April 4, 2009 decreased $3.1 million from January 3, 2009. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable decreased since the end of fiscal 2008 by approximately $6.1 million to $23.0 million. CAD accounts receivable decreased $8.9 million and COG accounts receivable increased $2.8 million. The decline in CAD accounts receivable was primarily due to the lower sales volume in the first quarter of 2009 compared to the fourth quarter of 2008. The increase in COG accounts receivable was due primarily to the higher COG sales volume in the first quarter of 2009 compared to the fourth quarter of 2008.

Inventory was $31.2 million at April 4, 2009, an increase of $4.8 million since January 3, 2009. CAD inventory increased $1.9 million and COG inventory levels increased by $2.9 million from year end 2008. The increase in CAD segment inventory was due to planned increases to support sales volume in the last nine months of the year. The increase in COG inventory was due to the increase in stock levels to support product launches and anticipated higher sales volumes, as COG typically records its highest sales in the second quarter.

The Company has a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The agreement requires the Company to maintain an annual minimum consolidated tangible net worth, a minimum ratio of adjusted EBITDA to required debt service payments, and a maximum ratio of debt to consolidated EBITDA over any four-quarter period, each of which is calculated in accordance with the agreement. The unused and available portion of this line of credit was $13.3 million at April 4, 2009 and January 3, 2009. The Company was in compliance with its various debt covenants as of April 4, 2009.

The Company expects to contribute $0.7 million to its defined benefit pension plan, $1.0 million to its defined contribution retirement plan and $0.1 million to its excess benefit plan in 2009.

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plan and contributions to the retirement plans. Should operating cash flows in 2009 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At April 4, 2009, cash available for domestic operations was approximately $11.6 million, while cash held offshore was approximately $5.1 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 3 2009:

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2009 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2008 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of April 4, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended January 3, 2009 for a complete discussion of the Company's legal proceedings. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1a. Risk Factors.

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended January 3, 2009 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 4, 2009 - January 31, 2009	143,954	$2.28	143,954	723,696
February 1, 2009 - February 28, 2009	-	-	-	723,696
March 1, 2009 - April 4, 2009	83,375	$2.63	83,375	640,321
Total	227,329	$2.41	227,329

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions. At April 4, 2009, the Company had purchased 359,679 shares under this plan for approximately $1.0 million at an average price per share of $2.69.

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

A. T. CROSS COMPANY

Date: May 13, 2009	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 13, 2009	By: KEVIN F. MAHONEY Kevin F. Mahoney Vice President, Finance and Chief Financial Officer