Form 10-Q
period 2009-07-04
CROSS A T CO
filed 2009-08-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009 or
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
		Large accelerated filer	__	Accelerated filer		X
		Non-accelerated filer	__	Smaller reporting company		__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
				__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2009:
		Class A common stock - Class B common stock -		13,336,897 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	JULY 4, 2009	JANUARY 3, 2009
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 11,998	$ 18,629
Short-term investments	3,483	1,193
Accounts receivable, net	26,979	29,102
Inventories	32,704	26,425
Deferred income taxes	4,337	4,341
Other current assets	5,581	8,844
Total Current Assets	85,082	88,534

Property, Plant and Equipment, Net	15,717	15,609
Goodwill	15,279	14,526
Intangibles, Net	10,715	11,127
Deferred Income Taxes	11,490	11,480
Other Assets	1,982	2,683
Total Assets	$ 140,265	$ 143,959
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 16,179	$ 17,614
Accrued compensation and related taxes	4,558	5,436
Retirement plan obligations	2,407	2,619
Total Current Liabilities	23,144	25,669

Long-Term Debt	21,721	21,721
Retirement Plan Obligations	14,552	14,681
Deferred Gain on Sale of Real Estate	3,520	3,780
Other Long-Term Liabilities	2,044	3,085
Accrued Warranty Costs	1,333	1,362
Commitments and Contingencies (Note M)	-	-
Total Liabilities	66,314	70,298
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,640 shares issued and
13,337 shares outstanding at July 4, 2009, and 17,609 shares
issued and 13,794 shares outstanding at January 3, 2009	17,640	17,609
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at July 4, 2009 and January 3, 2009	1,805	1,805
Additional paid-in capital	23,236	21,431
Retained earnings	72,572	72,886
Accumulated other comprehensive loss	(11,163)	(11,956)
Treasury stock, at cost	(30,139)	(28,114)
Total Shareholders' Equity	73,951	73,661
Total Liabilities and Shareholders' Equity	$ 140,265	$ 143,959

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED	SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 4, 2009	JUNE 28, 2008	JULY 4, 2009	JUNE 28, 2008

Net sales	$ 37,306	$ 43,208	$ 68,146	$ 79,465
Cost of goods sold	16,904	18,835	30,988	35,121
Gross Profit	20,402	24,373	37,158	44,344

Selling, general and administrative expenses	15,909	18,664	32,463	35,398
Service and distribution costs	1,727	1,867	3,339	3,518
Research and development expenses	576	639	1,195	1,212
Restructuring charges	737	-	797	-
Operating Income (Loss)	1,453	3,203	(636)	4,216

Interest income	18	33	28	92
Interest expense	(362)	(400)	(618)	(509)
Other income (expense):	161	45	(184)	48
Interest and Other Expense	(183)	(322)	(774)	(369)

Income (Loss)Before Income Taxes	1,270	2,881	(1,410)	3,847

Income tax provision (benefit)	635	1,008	(1,096)	1,372

Net Income (Loss)	$ 635	$ 1,873	$ (314)	$ 2,475

Net Income Per Share:
Basic	$0.04	$0.12	($0.02)	$ 0.16
Diluted	$0.04	$0.12	($0.02)	$ 0.16

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,581	14,987	14,835	15,043
Effect of dilutive securities	12	396	-	(A)	383
Denominator for Diluted Net Income Per Share	14,593	15,383	14,835	15,426

(A) 1 incremental share related to options is not included due to the net loss since the effect of such shares would be anti-dilutive.

Total Comprehensive Income	$ 1,370	$ 1,824	$ 479	$ 2,505

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
(THOUSANDS OF DOLLARS)	JULY 4, 2009	JUNE 28, 2008
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net (Loss) Income	$ (314)	$ 2,475
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	3,027	2,743
Restructuring charges	797	-
Restructuring charges paid	(1,150)	-
Amortization of deferred gain	(260)	(261)
Provision for bad debts	304	-
Deferred income taxes	(94)	-
Provision for accrued warranty costs	252	331
Warranty costs paid	(281)	(329)
Stock-based compensation and directors' fees	317	739
Unrealized gains on short-term investments	(84)	-
Unrealized gains on foreign exchange contracts	(126)	-
Unrealized foreign currency transaction gains	(43)	(65)
Changes in operating assets and liabilities:
Accounts receivable	2,583	2,088
Inventories	(5,852)	3,130
Other assets	3,498	269
Accounts payable and other liabilities	(3,945)	(7,544)
Net Cash (Used in) Provided by Operating Activities	(1,371)	3,576

Investing Activities:
Payments related to the acquisition of Native, net of cash acquired	(296)	(18,045)
Additions to property, plant and equipment	(2,537)	(1,989)
Purchases of short-term investments	(16,823)	-
Sales of short-term investments	14,617	-
Additions to trademarks and patents	(107)	(82)
Net Cash Used in Investing Activities	(5,146)	(20,116)

Financing Activities:
Proceeds from bank borrowings	-	18,796
Repayment of bank borrowings	-	(985)
Purchase of treasury stock	(667)	(494)
Proceeds from sale of Class A common stock	162	12
Net Cash (Used in) Provided by Financing Activities	(505)	17,329

Effect of exchange rate changes on cash and cash equivalents	391	63

(Decrease) Increase in Cash and Cash Equivalents	(6,631)	852

Cash and cash equivalents at beginning of period	18,629	13,572

Cash and Cash Equivalents at End of Period	$ 11,998	$ 14,424

Income taxes paid (refunded), net	(2,434)	1,154
Interest paid	550	316

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2009

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of July 4, 2009, and the results of operations for the three-month and six-month periods ended July 4, 2009 and June 28, 2008. The results of operations for the six-month period ended July 4, 2009 are not necessarily indicative of the results to be expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements. These financial statements should be read in conjunction with the Company's Annual report on Form 10-K for the year ended January 3, 2009, which includes consolidated financial statements and notes thereto for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 was a 53 week year; the 4th quarter of 2008 was a 14 week quarter.

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

As of April 4, 2009, the Company finalized the valuation of Native Eyewear, Inc.'s intangible assets. The Company executed an integration plan, including the consolidation of redundant activities. In the first six months of 2009, integration costs and asset valuation adjustments of $0.8 million were recorded as an adjustment to goodwill in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Through July 4, 2009, $0.8 million of integration costs have been incurred and $0.6 million paid. Native is reported in the Company's Cross Optical Group segment.

The following is the final allocation of the purchase price of Native:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition and Integration Costs	1,421
Cash Acquired	(266)
Total Purchase Price	$ 20,001
Allocation:
Assets Acquired
Accounts receivable	$ 978
Inventories	2,067
Property, plant and equipment	271
Goodwill	11,936
Intangible assets	7,502
Other	71
Liabilities Assumed
Accounts payable and accrued expenses	(2,473)
Accrued payroll and related benefits	(351)
Net Assets Acquired	$ 20,001

NOTE C - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	JULY 4, 2009	JANUARY 3, 2009
Finished goods	$19,975	$15,108
Work in process	2,051	2,539
Raw materials	10,678	8,778
	$32,704	$26,425

NOTE D - Income Taxes
In the first six months of 2009, the effective tax rate was 77.7%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.1 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the IRS audit, deferred taxes increased $0.1 million. In the first six months of 2008, the effective tax rate was 35.7%, which included approximately $0.1 million of income tax expense related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48. The tax rates, excluding the effect related to the adjustment of the accrual of tax, interest and penalties related to the IRS audit and in accordance with FIN 48, were 15.5% and 34.2% in the first six months of 2009 and 2008, respectively. The decrease is the result of a shift in the percentage of overall profitability toward jurisdictions with lower tax rates.

NOTE E - Restructuring Charges
In 2008, the Company restructured certain of its Cross Accessory Division ("CAD") Lincoln based manufacturing operations in order to increase its competitiveness in the global marketplace by further leveraging the investment in China manufacturing operations. The Company also closed several underperforming retail stores and reduced headcount at its Lincoln facility. These restructuring programs, which were substantially complete by end of the first quarter of 2009, effectively moved certain Lincoln manufacturing operations to the Company's China facility and reduced the total retail store count by four. Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected by these programs. In the second quarter of 2009, the Company expanded its restructuring efforts to further reduce headcount at its Lincoln and European facilities. Approximately $0.7 million of restructuring charges were recognized in the second quarter of 2009. The Company incurred pre-tax restructuring charges of approximately $3.3 million since the inception of these programs. Of this $3.3 million, approximately $1.5 million was for severance and related expenses and approximately $1.8 million was for transition and other costs.

Restructuring liabilities are included in accounts payable, accrued expenses and other liabilities. The following is a tabular presentation of the restructuring liabilities related to these plans:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at April 4, 2009	$ 308	$ 2	$ 310
Restructuring charges incurred	682	55	737
Cash payments	(528)	(40)	(568)
Foreign exchange effects	1	-	1
Balances at July 4, 2009	$ 463	$ 17	$ 480

NOTE F - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 4, 2009	JUNE 28, 2008	JULY 4, 2009	JUNE 28, 2008
Revenues from External Customers:
CAD	$ 20,762	$ 25,895	$ 39,527	$ 52,424
COG	16,544	17,313	28,619	27,041
Total	$ 37,306	$ 43,208	$ 68,146	$ 79,465
Depreciation and Amortization:
CAD	$ 1,153	$ 1,119	$ 2,279	$ 2,263
COG	379	331	748	480
Total	$ 1,532	$ 1,450	$ 3,027	$ 2,743
Restructuring Charges:
CAD	$ 737	$ -	$ 797	$ -
COG	-	-	-	-
Total	$ 737	$ -	$ 797	$ -
Segment Operating (Loss) Income:
CAD	$ (2,069)	$ (1,289)	$ (4,932)	$ (1,306)
COG	3,522	4,492	4,296	5,522
Total	$ 1,453	$ 3,203	$ (636)	$ 4,216

Total Interest and Other (Expense) Income:	$ (183)	$ (322)	$ (774)	$ (369)

Total Income (Loss) Before Income Taxes:	$ 1,270	$ 2,881	$ (1,410)	$ 3,847

Expenditures on Long-Lived Assets:
CAD	$ 1,273	$ 888	$ 2,062	$ 1,517
COG	181	190	582	554
Total	$ 1,454	$ 1,078	$ 2,644	$ 2,071
	JULY 4, 2009	JANUARY 3, 2009
Segment Assets:
CAD	$ 87,321	$ 99,836
COG	52,944	44,123
Total	$ 140,265	$ 143,959
Goodwill:
CAD	$ -	$ -
COG	15,279	14,526
Total	$ 15,279	$ 14,526

NOTE G - Warranty Costs
The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of accrued warranty costs include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.5 million at July 4, 2009 and January 3, 2009, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 4, 2009	JUNE 28, 2008	JULY 4, 2009	JUNE 28, 2008
Accrued Warranty Costs - beginning of period	$ 1,792	$ 1,756	$ 1,823	$ 1,730
Warranty liabilities assumed	-	-	-	26
Warranty costs paid	(151)	(198)	(281)	(329)
Warranty costs accrued	153	200	252	331
Accrued Warranty Costs - end of period	$ 1,794	$ 1,758	$ 1,794	$ 1,758

NOTE H - Line of Credit
In the first quarter of 2008 and again in the first quarter of 2009, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

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

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants. The most restrictive covenant restricts the Company from declaring cash dividends on its common stock. The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement. Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company. Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries.

At July 4, 2009, the outstanding balance of the Company's amended line of credit was $21.7 million, bearing an interest rate of approximately 3.07%, and the unused and available portion, according to the terms of the amended agreement, was $13.3 million. At January 3, 2009, the outstanding balance of the Company's line of credit was $21.7 million, bearing an interest rate of approximately 3.18%, and the unused and available portion, according to the terms of the agreement, was $13.3 million.

NOTE I - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 4, 2009	JUNE 28, 2008	JULY 4, 2009	JUNE 28, 2008
Service cost	$ 25	$ 17	$ 50	$ 33
Interest cost	579	573	1,157	1,145
Expected return on plan assets	(536)	(627)	(1,072)	(1,253)
Amortization of unrecognized loss	93	-	186	-
Amortization of prior service cost	3	2	6	5
Net Periodic Benefit Cost	$ 164	$ (35)	$ 327	$ (70)

The Company expects to contribute $1.0 million to its defined benefit pension plans, $1.0 million to its defined contribution retirement plans and $0.1 million to its excess benefit plan in 2009. Additionally, the Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years. The Company anticipates these future funding requirements to be between $1.0 million and $2.0 million per year.

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

At July 4, 2009 and January 3, 2009, the carrying value of goodwill was approximately $15.3 million and $14.5 million, respectively. The entire $0.8 million increase in goodwill was due to integration costs related to the acquisition of Native Eyewear, in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The $15.3 million goodwill balance at July 4, 2009, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	JULY 4, 2009			JANUARY 3, 2009
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,961	$ 8,455	$ 506	$ 8,868	$ 8,321	$ 547
Patents	3,134	2,979	155	3,120	2,920	200
Customer relationships	3,170	566	2,604	3,170	340	2,830
Non-compete agreements	800	250	550	800	150	650
	$16,065	$12,250	3,815	$15,958	$11,731	4,227
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$10,715			$11,127

The estimated future amortization expense for other intangibles remaining as of July 4, 2009 is as follows:

(THOUSANDS OF DOLLARS)	2009	2010	2011	2012	2013	Thereafter
	$490	$889	$796	$589	$484	$567

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

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company adopted FSP 142-3 in the first quarter of fiscal year 2009. The effect of FSP 142-3 was not material to the Company's consolidated financial statements, results of operations or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements.  The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009. The Company has adopted the provisions of this FSP as of July 4, 2009. Although the adoption of FSP No. FAS 107-1 and APB 28-1 did not impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note L.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165").  SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company has adopted the provisions of SFAS 165 as of July 4, 2009.  Although the adoption of SFAS 165 did not impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note A.

NOTE L - Financial Instruments

The Company is exposed to market risks arising from adverse changes in foreign exchange and interest rates. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage foreign exchange or interest risks are classified as selling, general and administrative expenses. The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133.

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

The Company enters into arrangements with individual counterparties that it believes are creditworthy and generally settle such arrangements on a net basis. In addition, the Company performs a quarterly assessment of counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on the most recent quarterly assessment of counterparty credit risk, the Company considers this risk to be low.

Foreign Exchange

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivables. Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of operations as incurred. Foreign currency derivatives had a total notional value of $22.3 million as of July 4, 2009 and $23.1 million as of January 3, 2009. Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates

In March 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated cash flow hedges and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to July 4, 2009, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.4 million and is included as a component of accumulated other comprehensive loss. At July 4, 2009, the combined notional value of these three interest rate swaps was $15.0 million.

Fair Value Measurements

The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") as of the beginning of the 2008 fiscal year as it relates to financial assets and liabilities that are fair value measured on a recurring basis. As of the beginning of the 2009 fiscal year, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which, for the Company, includes goodwill, other non-amortizable intangible assets and long-lived assets. The Company's adoption of SFAS 157 did not have a material impact on its consolidated financial statements.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JULY 4, 2009
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds (A)	$ 2,726	$ -	$ -	$ 2,726
Short-term investments (B)	3,483	-	-	3,483

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts (C)	-	126	-	126
Total Assets at Fair Value	$ 6,209	$ 126	$ -	$ 6,335
Liabilities
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps (D)	$ -	$ 645	$ -	$ 645
Total Liabilities at Fair Value	$ -	$ 645	$ -	$ 645
(A) (B) (C) (D)

Value based on quoted market prices of identical instruments, fair value included in cash and cash equivalents
Value based on quoted market prices of identical instruments
Value based on the present value of the forward rates less the contract rate multiplied by the notional amount, fair value included in other current assets or accounts payable, accrued expenses and other liabilities
Value derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, fair value included in accounts payable, accrued expenses and other liabilities

Accounts receivable are recorded at net realizable value, which approximates fair value. Accounts payable, included in accounts payable, accrued expenses and other current liabilities, is recorded at historical cost, which approximates fair value due to the short-term nature of the liabilities. Long-term debt is recorded at historical cost, which approximates fair value due to the variable interest rate.

The effective portion of the pre-tax losses (gains) on our derivative instruments for the three months ended July 4, 2009 are categorized in the following table:

(THOUSANDS OF DOLLARS)	GAINS RECOGNIZED IN STATEMENT OF OPERATIONS	GAINS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$ 126
Cash Flow Hedges:
Interest rate swaps	$ -	$ 93
(A)	Included in selling, general and administrative expenses

NOTE M - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for past and future site investigation costs incurred at the Site. Past and future site investigation costs (excluding the required remedy) are currently estimated at $7 million. Based upon our investigation to date, there does not appear to be evidence to support a finding that the Company arranged for the disposal of hazardous substances at this Site. Formal discovery has recently commenced. At July 4, 2009, the Company had not established a liability for any environmental remediation relating to the J.M. Mills Landfill Site, as its potential liability, if any, is currently not estimable.

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

Results of Operations Second Quarter 2009 Compared to Second Quarter 2008

In the second quarter of 2009, the Company reported net income of $0.6 million, or $0.04 per basic and diluted share, compared to net income of $1.9 million, or $0.12 per basic share and diluted share in the second quarter of 2008.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JULY 4, 2009	JUNE 28, 2008	CHANGE
Cross Accessory Division (CAD)	20,762	$ 25,895	(19.8)%
Cross Optical Group (COG)	16,544	17,313	(4.4)%
Consolidated Net Sales	$ 37,306	$ 43,208	(13.7)%

Consolidated net sales were $37.3 million in the second quarter of 2009 compared to $43.2 million in the second quarter of 2008. The effect of foreign exchange was unfavorable to consolidated second quarter 2009 sales results by approximately $0.9 million, or 2.2 percentage points.

The continued weakness in worldwide economic conditions had an adverse effect on CAD and COG sales in the second quarter of 2009 compared to the second quarter of 2008. Retailers have been reducing inventory levels and business gift sales are down by a significant amount. As a result, most major CAD divisions reported revenue declines in the second quarter of 2009 compared to 2008. In addition, the effect of foreign exchange was unfavorable to CAD second quarter 2009 sales results by approximately $0.9 million, or 3.6 percentage points. The Costa Del Mar brand grew modestly but Native was down in the second quarter compared to the prior year.

The following chart details gross profit margins:

	THREE MONTHS ENDED		PERCENTAGE POINT CHANGE
	JULY 4, 2009	JUNE 28, 2008
CAD	51.8%	53.0%	(1.2)
COG	58.4%	61.5%	(3.1)
Consolidated Gross Profit Margin	54.7%	56.4%	(1.7)

The decline in CAD gross profit margin was due entirely to the unfavorable effect of foreign exchange on revenue for the second quarter of 2009 compared to the second quarter of 2008. COG margins in the second quarter of 2009 were adversely affected by the US Dollar to Japanese Yen exchange rate changes compared to the prior year and the lower mix of Native Eyewear sales which generate higher gross margins than Costa Del Mar products.

Operating expenses for the second quarter of 2009 were $18.9 million, or 50.8% of sales, as compared to $21.2 million, or 49.0% of sales, a year ago, a decrease of 10.5%. The CAD segment reduced operating expenses by 14.7% in the second quarter of 2009 compared to 2008. Included in the CAD segment operating expenses are $0.7 million of restructuring charges. Excluding the effect of restructuring, consolidated operating expenses for the 2009 second quarter were 48.8% of sales, a decrease of approximately 14.0%, and CAD operating expenses for the 2009 second quarter were 19.6% lower than the second quarter of 2008. The COG segment operating expenses were even with last year.

In the second quarter of 2009 the effective tax rate was 50.0% compared to 35.0% in the second quarter of 2008. The decrease is the result of a shift in the percentage of forecasted profitability to tax jurisdictions with lower tax rates during the second quarter of 2009.

Results of Operations Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008

In the six months ended July 4, 2009, the Company reported a net loss of $0.3 million, or $0.02 per basic and diluted share, compared to net income of $2.5 million, or $0.16 per basic and diluted share, in the six months ended June 28, 2008.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JULY 4, 2009	JUNE 28, 2008	CHANGE
Cross Accessory Division (CAD)	39,527	$ 52,424	(24.6)%
Cross Optical Group (COG)	28,619	27,041	5.8%
Consolidated Net Sales	$ 68,146	$ 79,465	(14.2)%

Consolidated net sales were $68.1 million in the first six months of 2009 compared to $79.5 million in the first six months of 2008. Sales of Native Eyewear, part of the COG acquired on March 24, 2008, were favorable to the consolidated first six months of 2009 sales results by 1.9 percentage points. The effect of foreign exchange was unfavorable to consolidated first six months 2009 sales results by approximately $1.9 million, or 2.3 percentage points.

The continued weakness in worldwide economic conditions had a significant adverse effect on CAD sales in the first six months of 2009 compared to the first six months of 2008. Retailers have been very cautious about inventory levels and business gift sales are down. As a result, all major CAD divisions reported revenue declines in the first six months of 2009 compared to 2008. In addition, the effect of foreign exchange was unfavorable to CAD first six months 2009 sales results by approximately $1.9 million, or 3.5 percentage points.

The Costa Del Mar brand grew in the first six months of 2009 compared to 2008 as new styles were introduced and a number of new accounts were added. In addition, the inclusion of Native Eyewear, acquired on March 24, 2008, comprised a significant portion of the COG sales increase.

The following chart details gross profit margins:

	SIX MONTHS ENDED		PERCENTAGE POINT CHANGE
	JULY 4, 2009	JUNE 28, 2008
CAD	52.3%	53.5%	(1.2)
COG	57.6%	60.2%	(2.6)
Consolidated Gross Profit Margin	54.5%	55.8%	(1.3)

The decline in CAD gross profit margin was due entirely to the unfavorable effect of foreign exchange on revenue for the first six months of 2009 compared to the first six months of 2008. COG margins in the first six months of 2009 were adversely affected, approximately 1.5PP, by the US Dollar to Japanese Yen exchange rate changes compared to the prior year, and the lower mix of Native Eyewear sales which generate higher gross margins than Costa Del Mar products.

Operating expenses for the first six months of 2009 were $37.8 million, or 55.5% of sales, as compared to $40.1 million, or 50.5% of sales, a year ago, a decrease of 5.8%. The COG segment operating expenses increased by 13.2%, primarily due to the acquisition of Native Eyewear. The CAD segment reduced operating expenses by 12.8%. Included in the CAD segment operating expenses are $0.8 million of restructuring charges. Excluding the effect of restructuring, consolidated operating expenses for the 2009 first six months were 54.3% of sales, a decrease of approximately 7.8%, and CAD operating expenses for the 2009 first six months would have been 15.5% lower than the first six months of 2008.

In the first six months of 2009, the effective tax rate was 77.7%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.1 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the IRS audit, deferred taxes increased $0.1 million. In the first six months of 2008, the effective tax rate was 35.7%, which included approximately $0.1 million of income tax expense related to the net adjustment to the accrual of tax, interest and penalties in accordance with FIN 48. The tax rates, excluding the effect related to the adjustment of the accrual of tax, interest and penalties related to the IRS audit and in accordance with FIN 48, were 15.5% and 34.2% in the first six months of 2009 and 2008, respectively. The decrease is the result of a shift in the percentage of forecasted profitability to tax jurisdictions with lower tax rates.

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

The Company's cash balance of $15.5 million at July 4, 2009 decreased $4.3 million from January 3, 2009. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable decreased since the end of fiscal 2008 by approximately $2.1 million to $27.0 million. CAD accounts receivable decreased $6.7 million and COG accounts receivable increased $4.6 million. The decline in CAD accounts receivable was primarily due to the seasonally lower sales volume in the second quarter of 2009 compared to the fourth quarter of 2008. The increase in COG accounts receivable was due primarily to the seasonally higher COG sales volume in the second quarter of 2009 compared to the fourth quarter of 2008.

Inventory was $32.7 million at July 4, 2009, an increase of $6.3 million since January 3, 2009. CAD inventory increased $3.6 million and COG inventory levels increased by $2.7 million from year end 2008. The increase in CAD segment inventory was due to planned increases to support sales volume in the last six months of the year. The increase in COG inventory was due to the increase in stock levels to support a number of new product launches and anticipated higher sales volumes.

The Company has a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The unused and available portion of this line of credit was $13.3 million at July 4, 2009 and January 3, 2009. The Company was in compliance with its various debt covenants as of July 4, 2009. The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value July 4, 2009
Tangible Net Worth	Cannot be less than $40 million	$48.0 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$3 million
Consolidated Debt Service Ratio	Cannot exceed 2.5 to 1	2.07:1

The Company expects to contribute $1.0 million to its defined benefit pension plans, $1.0 million to its defined contribution retirement plans and $0.1 million to its excess benefit plan in 2009. Additionally, the Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years. The Company anticipates these future funding requirements to be between $1.0 million and $2.0 million per year.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties." The payments will be $0.2 million each January through 2012.

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

At July 4, 2009, cash available for domestic operations was approximately $10.3 million, while cash held offshore was approximately $5.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of July 4, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 5, 2009 - May 2, 2009	15,546	$2.81	15,546	624,775
May 3, 2009 - May 30, 2009	23,935	$2.83	23,935	600,840
May 31, 2009 - July 4, 2009	3,899	$2.24	3,899	596,941
Total	43,380	$2.77	43,380

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions. At July 4, 2009, the Company had purchased 405,726 shares under this plan for approximately $1.1 million at an average price per share of $2.71.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on April 23, 2009 at its corporate headquarters in Lincoln, Rhode Island. The following are the matters submitted to a vote of the shareholders:

a.	Number of Directors

The proposition to fix the total number of directors at nine, of which three shall be Class A directors and six shall be Class B directors was approved by the vote of 12,547,722 Class A common shares in favor, 130,746 against, 15,015 abstaining, and by the vote of 1,804,800 Class B common shares in favor and none against or abstaining.

b.	Election of Directors
	The following directors were elected by the Class A shareholders:
		For	Withheld
	Galal P. Doss	12,566,091	127,392
	Andrew J. Parsons	12,438,203	255,280
	James C. Tappan	12,399,175	294,307
The following directors were elected by the unanimous vote of 1,804,800 Class B shares:

Russell A. Boss
David G. Whalen
Bernard V. Buonanno, Jr.
Edward J. Cooney
Susan M. Gianinno
Harlan M. Kent

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

A. T. CROSS COMPANY

Date: August 12, 2009	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 12, 2009	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer