Form 10-Q
period 2009-10-03
CROSS A T CO
filed 2009-11-10
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009 or
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
		Large accelerated filer	__	Accelerated filer		X
		Non-accelerated filer	__	Smaller reporting company		__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
				__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2009:
		Class A common stock - Class B common stock -		13,356,733 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	OCTOBER 3, 2009	JANUARY 3, 2009
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 10,372	$ 18,629
Short-term investments	6,009	1,193
Accounts receivable, net	24,930	29,102
Inventories	30,232	26,425
Deferred income taxes	4,339	4,341
Other current assets	6,805	8,844
Total Current Assets	82,687	88,534

Property, Plant and Equipment, Net	15,267	15,609
Goodwill	15,279	14,526
Intangibles, Net	10,499	11,127
Deferred Income Taxes	11,439	11,480
Other Assets	2,045	2,683
Total Assets	$ 137,216	$ 143,959
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 14,267	$ 17,614
Accrued compensation and related taxes	4,344	5,436
Retirement plan obligations	2,504	2,619
Total Current Liabilities	21,115	25,669

Long-Term Debt	19,721	21,721
Retirement Plan Obligations	14,751	14,681
Deferred Gain on Sale of Real Estate	3,389	3,780
Other Long-Term Liabilities	1,863	3,085
Accrued Warranty Costs	1,298	1,362
Commitments and Contingencies (Note M)	-	-
Total Liabilities	62,137	70,298
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,651 shares issued and
13,348 shares outstanding at October 3, 2009, and 17,609 shares
issued and 13,794 shares outstanding at January 3, 2009	17,651	17,609
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at October 3, 2009 and January 3, 2009	1,805	1,805
Additional paid-in capital	23,479	21,431
Retained earnings	73,498	72,886
Accumulated other comprehensive loss	(11,215)	(11,956)
Treasury stock, at cost	(30,139)	(28,114)
Total Shareholders' Equity	75,079	73,661
Total Liabilities and Shareholders' Equity	$ 137,216	$ 143,959

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 3,	SEPTEMBER 27,	OCTOBER 3,	SEPTEMBER 27,
	2009	2008	2009	2008

Net sales	$ 34,129	$ 38,974	$102,275	$118,439
Cost of goods sold	16,184	16,741	47,172	51,862
Gross Profit	17,945	22,233	55,103	66,577

Selling, general and administrative expenses	15,090	17,161	47,553	52,559
Service and distribution costs	1,664	1,783	5,003	5,301
Research and development expenses	745	605	1,940	1,817
Restructuring charges	252	219	1,049	219
Operating Income (Loss)	194	2,465	(442)	6,681

Interest income	3	48	31	140
Interest expense	(318)	(315)	(936)	(824)
Other income	723	24	539	72
Interest and Other Income (Expense)	408	(243)	(366)	(612)

Income (Loss) Before Income Taxes	602	2,222	(808)	6,069

Income tax (benefit) provision	(324)	462	(1,420)	1,834

Net Income	$ 926	$ 1,760	$ 612	$ 4,235

Net Income Per Share:
Basic	$0.06	$0.12	$0.04	$ 0.28
Diluted	$0.06	$0.11	$0.04	$ 0.27

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,578	14,999	14,823	15,023
Effect of dilutive securities	68	336	2	388
Denominator for Diluted Net Income Per Share	14,646	15,335	14,825	15,411

Total Comprehensive Income	$ 874	$ 1,069	$ 1,353	$ 3,574

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
(THOUSANDS OF DOLLARS)	OCTOBER 3, 2009	SEPTEMBER 27, 2008
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net Income	$ 612	$ 4,235
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,596	4,345
Restructuring charges	1,049	219
Restructuring charges paid	(1,490)	(2)
Amortization of deferred gain	(391)	(391)
Provision for bad debts	384	130
Deferred income taxes	(19)	264
Provision for accrued warranty costs	388	757
Warranty costs paid	(452)	(701)
Stock-based compensation and directors' fees	716	1,071
Unrealized gains on short-term investments	(348)	-
Unrealized losses on foreign exchange contracts	36	-
Unrealized foreign currency transaction (gains) losses	(72)	9
Changes in operating assets and liabilities:
Accounts receivable	4,466	3,095
Inventories	(3,304)	1,366
Other assets	2,154	(1,198)
Accounts payable and other liabilities	(5,630)	(8,555)
Net Cash Provided by Operating Activities	2,695	4,644

Investing Activities:
Payments related to the acquisition of Native, net of cash acquired	(343)	(18,045)
Additions to property, plant and equipment	(3,447)	(3,101)
Purchases of short-term investments	(27,424)	-
Sales of short-term investments	22,956	-
Additions to trademarks and patents	(153)	(190)
Net Cash Used in Investing Activities	(8,411)	(21,336)

Financing Activities:
Proceeds from bank borrowings	-	19,546
Repayment of bank borrowings	(2,000)	(1,735)
Purchase of treasury stock	(667)	(535)
Proceeds from sale of Class A common stock	16	22
Net Cash (Used in) Provided by Financing Activities	(2,651)	17,298

Effect of exchange rate changes on cash and cash equivalents	110	(215)

(Decrease) Increase in Cash and Cash Equivalents	(8,257)	391

Cash and cash equivalents at beginning of period	18,629	13,572

Cash and Cash Equivalents at End of Period	$ 10,372	$ 13,963

Income taxes (refunded) paid, net	(2,195)	1,972
Interest paid	966	617

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2009

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of October 3, 2009, and the results of operations for the three-month and nine-month periods ended October 3, 2009 and September 27, 2008. The results of operations for the nine-month period ended October 3, 2009 are not necessarily indicative of the results to be expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 2009, which includes consolidated financial statements and notes thereto for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters. Fiscal 2008 was a 53 week year; the fourth quarter of 2008 was a 14 week quarter.

NOTE B - Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board ("FASB") issued its final Statement of Financial Accounting Standards ("SFAS") No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification ("the Codification") the single source of US GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 5, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in "italics" relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates Not Yet Effective

In December 2008, an update was made to "Compensation - Retirement Benefits." This update requires employers to disclose information about fair value measurements of plan assets, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. The Company will be required to apply this update as of January 2, 2010. This update provides only disclosure requirements; the adoption of this update will not have a material impact on the consolidated financial statements.

Other Accounting Standards Updates not effective until after October 3, 2009, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE C - Acquisition of Native Eyewear, Inc. ("Native")
On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. The Company accounted for this acquisition under the purchase method of accounting, which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $11.9 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized for book purposes. The results of operations of Native since March 24, 2008 are included in the consolidated statements of operations of the Company.

As of April 4, 2009, the Company finalized the valuation of Native Eyewear, Inc.'s intangible assets. The Company executed an integration plan, including the consolidation of redundant activities. In the first nine months of 2009, integration costs and asset valuation adjustments of $0.8 million were recorded as an adjustment to goodwill. Through October 3, 2009, $0.8 million of integration costs have been incurred and $0.6 million paid. Native is reported in the Company's Cross Optical Group segment.

The following is the final allocation of the purchase price of Native:

(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition and Integration Costs	1,421
Cash Acquired	(266)
Total Purchase Price	$ 20,001
Allocation:
Assets Acquired
Accounts receivable	$ 978
Inventories	2,067
Property, plant and equipment	271
Goodwill	11,936
Intangible assets	7,502
Other	71
Liabilities Assumed
Accounts payable and accrued expenses	(2,473)
Accrued payroll and related benefits	(351)
Net Assets Acquired	$ 20,001

NOTE D - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	OCTOBER 3, 2009	JANUARY 3, 2009
Finished goods	$19,644	$15,108
Work in process	2,013	2,539
Raw materials	8,575	8,778
	$30,232	$26,425

NOTE E - Income Taxes
In the first nine months of 2009, the effective tax rate was 175.9%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.2 million of income tax benefit resulting from the net adjustment to the accrual of tax, interest and penalties related to uncertain tax positions as well as approximately $0.1 million of income tax benefit to record the differences between the prior years' provision the actual tax returns filed. In the first nine months of 2008, the effective tax rate was 30.2%, which included approximately $0.2 million of income tax benefit resulting from the net adjustment to the accrual of tax, interest and penalties related to uncertain tax positions.

NOTE F - Restructuring Charges
In 2008, the Company restructured Cross Accessory Division ("CAD") Lincoln based manufacturing operations in order to increase its competitiveness in the global marketplace by further leveraging the investment in China manufacturing operations. The Company also closed several underperforming retail stores and reduced headcount at its Lincoln facility. These restructuring programs, which were substantially complete by end of the first quarter of 2009, moved Lincoln manufacturing operations to the Company's China facility and reduced the total retail store count by four. Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected by these programs. In the third quarter of 2009, the Company expanded its restructuring efforts to further reduce headcount at its Lincoln and European facilities. Approximately $0.3 million of restructuring charges were recognized in the third quarter of 2009. The Company incurred pre-tax restructuring charges of approximately $3.6 million since the inception of these programs. Of this $3.6 million, approximately $1.8 million was for severance and related expenses and approximately $1.8 million was for transition and other costs. The Company expects to incur $4.5 million in restructuring charges over the life of these programs.

Restructuring liabilities are included in accounts payable, accrued expenses and other liabilities. Following is a tabular presentation of the restructuring liabilities related to these plans:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at July 4, 2009	$463	$ 17	$ 480
Restructuring charges incurred	252	-	252
Cash payments	(324)	(16)	(340)
Foreign exchange effects	5	(1)	4
Balances at October 3, 2009	$396	$ -	$ 396

NOTE G - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 3,	SEPTEMBER 27,	OCTOBER 3,	SEPTEMBER 27,
	2009	2008	2009	2008
Revenues from External Customers:
CAD	$ 21,246	$ 26,633	$ 60,773	$ 79,057
COG	12,883	12,341	41,502	39,382
Total	$ 34,129	$ 38,974	$102,275	$118,439
Depreciation and Amortization:
CAD	$ 1,192	$ 1,260	$ 3,471	$ 3,523
COG	377	342	1,125	822
Total	$ 1,569	$ 1,602	$ 4,596	$ 4,345
Restructuring Charges:
CAD	$ 252	$ 219	$ 1,049	$ 219
COG	-	-	-	-
Total	$ 252	$ 219	$ 1,049	$ 219
Segment Operating (Loss) Income:
CAD	$ (1,418)	$ 621	$ (6,350)	$ (685)
COG	1,612	1,844	5,908	7,366
Total	$ 194	$ 2,465	$ (442)	$ 6,681

Total Interest and Other (Expense) Income:	$ 408	$ (243)	$ (366)	$ (612)

Total Income (Loss) Before Income Taxes:	$ 602	$ 2,222	$ (808)	$ 6,069

Expenditures on Long-Lived Assets:
CAD	$ 606	$ 1,088	$ 2,668	$ 2,605
COG	350	132	932	686
Total	$ 956	$ 1,220	$ 3,600	$ 3,291
	OCTOBER 3, 2009	JANUARY 3, 2009
Segment Assets:
CAD	$ 89,880	$ 99,836
COG	47,336	44,123
Total	$137,216	$143,959
Goodwill:
CAD	$ -	$ -
COG	15,279	14,526
Total	$ 15,279	$ 14,526

NOTE H - Warranty Costs
The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of accrued warranty costs include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.5 million at October 3, 2009 and January 3, 2009, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 3,	SEPTEMBER 27,	OCTOBER 3,	SEPTEMBER 27,
	2009	2008	2009	2008

Accrued Warranty Costs - beginning of period	$ 1,794	$ 1,758	$ 1,823	$ 1,730
Warranty liabilities assumed	-	-	-	26
Warranty costs paid	(171)	(372)	(452)	(701)
Warranty costs accrued	136	426	388	757
Accrued Warranty Costs - end of period	$ 1,759	$ 1,812	$ 1,759	$ 1,812

NOTE I - Line of Credit
In the first quarter of 2008, and again in the first quarter of 2009, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

The interest rate for the Committed Loans will be, at the Company's option, either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the bank's prime rate plus an applicable margin. The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin. The applicable margin for LIBOR and Eurocurrency loans will be an amount between 2.25% and 3.00%, and the applicable margin for federal funds or the bank's prime rate will be an amount between 1.00% and 1.25%, which will vary from time to time based upon the Company's consolidated leverage ratio.

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

At October 3, 2009, the outstanding balance of the Company's amended line of credit was $19.7 million, bearing an interest rate of approximately 3.26%, and the unused and available portion, according to the terms of the amended agreement, was $15.3 million. At January 3, 2009, the outstanding balance of the Company's line of credit was $21.7 million, bearing an interest rate of approximately 3.18%, and the unused and available portion, according to the terms of the agreement, was $13.3 million.

NOTE J - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 3,	SEPTEMBER 27,	OCTOBER 3,	SEPTEMBER 27,
	2009	2008	2009	2008
Service cost	$ 25	$ 17	$ 75	$ 50
Interest cost	578	572	1,735	1,717
Expected return on plan assets	(535)	(626)	(1,607)	(1,879)
Amortization of unrecognized loss	93	-	279	-
Amortization of prior service cost	2	3	8	8
Net Periodic Benefit Cost	$ 163	$ (34)	$ 490	$ (104)

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

NOTE K - Goodwill and Other Intangible Assets

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

At October 3, 2009 and January 3, 2009, the carrying value of goodwill was approximately $15.3 million and $14.5 million, respectively. The entire $0.8 million increase in goodwill was due to integration costs related to the acquisition of Native Eyewear. The $15.3 million goodwill balance at October 3, 2009, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	OCTOBER 3, 2009			JANUARY 3, 2009
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 8,998	$ 8,523	$ 475	$ 8,868	$ 8,321	$ 547
Patents	3,143	3,010	133	3,120	2,920	200
Customer relationships	3,170	679	2,491	3,170	340	2,830
Non-compete agreements	800	300	500	800	150	650
	$16,111	$12,512	3,599	$15,958	$11,731	4,227
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$10,499			$11,127

Amortization expense for the nine month period ended October 3, 2009 was approximately $0.8 million. The estimated future amortization expense for other intangibles remaining as of October 3, 2009 is as follows:

(THOUSANDS OF DOLLARS)	2009	2010	2011	2012	2013	Thereafter
	$238	$898	$805	$598	$494	$566

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

The Company also uses derivatives that do not qualify for hedge accounting treatment. The Company accounts for such derivatives at market value with the resulting gains and losses reflected in the statements of income.

The Company enters into arrangements with individual counterparties that it believes are creditworthy and generally settles such arrangements on a net basis. In addition, the Company performs a quarterly assessment of counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on the most recent quarterly assessment of counterparty credit risk, the Company considers this risk to be low.

Foreign Exchange

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable. Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred. Foreign currency derivatives had a total notional value of $25.2 million as of October 3, 2009 and $23.1 million as of January 3, 2009. Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates

In March 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated cash flow hedges and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to October 3, 2009, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.4 million and is included as a component of accumulated other comprehensive loss. At October 3, 2009, the combined notional value of these three interest rate swaps was $15.0 million.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	OCTOBER 3, 2009
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds (A)	$ 3,226	$ -	$ -	$ 3,226
Short-term investments (B)	6,009	-	-	6,009
Total Assets at Fair Value	$ 9,235	$ -	$ -	$9,235
Liabilities
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps (D)	$ -	$ 628	$ -	$ 628
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts (C)	-	37	-	37
Total Liabilities at Fair Value	$ -	$ 665	$ -	$ 665
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

The effective portion of the pre-tax losses (gains) on our derivative instruments for the three months ended October 3, 2009 are categorized in the following table:

(THOUSANDS OF DOLLARS)	LOSSES RECOGNIZED IN STATEMENT OF OPERATIONS	GAINS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$ 36
Cash Flow Hedges:
Interest rate swaps	$ -	$ 11
(A)	Included in selling, general and administrative expenses

NOTE M - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under CERCLA for contribution for Site investigation costs. Site investigation costs (excluding the required remedy) are currently estimated at $7 million. Formal discovery is ongoing. Currently it is not possible to estimate the Company's liability in this case, if any; however, at this stage in the litigation, based on discovery to date and its internal investigation, the Company believes that its exposure in this case would not be material.

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

Results of Operations Third Quarter 2009 Compared to Third Quarter 2008

In the third quarter of 2009, the Company reported net income of $0.9 million, or $0.06 per basic and diluted share, compared to net income of $1.8 million, or $0.12 per basic share and $0.11 per diluted share in the third quarter of 2008.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	OCTOBER 3, 2009	SEPTEMBER 27, 2008	CHANGE
CAD	$21,246	$ 26,633	(20.2)%
COG	12,883	12,341	4.4%
Consolidated Net Sales	$34,129	$ 38,974	(12.4)%

Consolidated net sales were $34.1 million in the third quarter of 2009 compared to $39.0 million in the third quarter of 2008. The effect of foreign exchange was unfavorable to consolidated third quarter 2009 sales results by approximately $0.4 million, or approximately 1 percentage point.

Weakness in worldwide economic conditions continued to have an adverse effect on CAD sales in the third quarter of 2009 compared to the third quarter of 2008. Retailers have been strictly monitoring their inventory levels and business gift sales are down. As a result, all major CAD divisions reported revenue declines in the third quarter of 2009 compared to 2008. In addition, the effect of foreign exchange was unfavorable to CAD third quarter 2009 sales results by approximately $0.4 million, or 1.4 percentage points. The Costa Del Mar brand grew while sales of Native product were down in the third quarter compared to the prior year.

The following chart details gross profit margins:

	THREE MONTHS ENDED		PERCENTAGE POINT CHANGE
	OCTOBER 3, 2009	SEPTEMBER 27, 2008
CAD	50.6%	56.0%	(5.4)
COG	55.9%	59.3%	(3.4)
Consolidated Gross Profit Margin	52.6%	57.0%	(4.4)

The decline in CAD gross profit margin was due to the unfavorable effect of foreign exchange on revenue and shifts in product mix in the third quarter of 2009 compared to the third quarter of 2008. COG margins in the third quarter of 2009 were adversely affected by the US Dollar to Japanese Yen exchange rate changes compared to the prior year and changes in product mix.

Operating expenses for the third quarter of 2009 were $17.8 million, or 52.0% of sales, as compared to $19.8 million, or 50.7% of sales, a year ago, a decrease of 10.2%. The CAD segment reduced operating expenses by 14.9% in the third quarter of 2009 compared to 2008. Included in the CAD segment operating expenses are $0.3 million of restructuring charges. Excluding the effect of restructuring, consolidated operating expenses for the 2009 third quarter were 51.3% of sales, a decrease of approximately 10.5%, and CAD operating expenses for the 2009 third quarter were 15.4% lower than the third quarter of 2008. The COG segment operating expenses were 2.1% higher than last year.

In the third quarter of 2009, the effective tax rate was 53.8% as compared to 20.8% in the third quarter of 2008. Included in the third quarter of 2009 was approximately $0.2 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties related to uncertain tax positions and $0.1 million of income tax benefit to record differences between the prior years' provision versus the actual returns. The effective tax rates excluding these adjustments were 25.2% for the third quarter of 2009 and 33.5% for the third quarter of 2008. The decrease is the result of a shift in the percentage of forecasted profitability to tax jurisdictions with lower tax rates.

Results of Operations Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008

In the nine months ended October 3, 2009, the Company reported net income of $0.6 million, or $0.04 per basic and diluted share, compared to net income of $4.2 million, or $0.28 per basic share and $0.27 per diluted share, in the nine months ended September 27, 2008.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	OCTOBER 3, 2009	SEPTEMBER 27, 2008	CHANGE
CAD	$ 60,773	$ 79,057	(23.1)%
COG	41,502	39,382	5.4%
Consolidated Net Sales	$102,275	$118,439	(13.6)%

Consolidated net sales were $102.3 million in the first nine months of 2009 compared to $118.4 million in the first nine months of 2008. Sales of Native Eyewear, part of the COG acquired on March 24, 2008, were favorable to the consolidated first nine months of 2009 sales results by 1.2 percentage points. The effect of foreign exchange was unfavorable to consolidated first nine months 2009 sales results by approximately $2.2 million, or 1.8 percentage points.

The continued weakness in worldwide economic conditions had a significant adverse effect on CAD sales in the first nine months of 2009 compared to the first nine months of 2008. Retailers have been very cautious about inventory levels and business gift sales are down. As a result, all CAD divisions reported revenue declines in the first nine months of 2009 compared to 2008. In addition, the effect of foreign exchange was unfavorable to CAD first nine months 2009 sales results by approximately $2.2 million, or 2.8 percentage points.

The Costa Del Mar brand grew in the first nine months of 2009 compared to 2008 as new styles were introduced and a number of new accounts were added. In addition, the inclusion of Native Eyewear, acquired on March 24, 2008, contributed to the COG sales increase.

The following chart details gross profit margins:

	NINE MONTHS ENDED		PERCENTAGE POINT CHANGE
	OCTOBER 3, 2009	SEPTEMBER 27, 2008
CAD	51.7%	54.4%	(2.7)
COG	57.0%	59.9%	(2.9)
Consolidated Gross Profit Margin	53.9%	56.2%	(2.3)

The decline in CAD gross profit margin was due to the unfavorable effect of foreign exchange, particularly the Euro and British Pound, on revenue for the first nine months of 2009 and changes in channel mix and shifts in the composition by geographic region compared to the first nine months of 2008. COG margins in the first nine months of 2009 were adversely affected by the US Dollar to Japanese Yen exchange rate changes compared to the prior year, and changes in product mix.

Operating expenses for the first nine months of 2009 were $55.5 million, or 54.3% of sales, as compared to $59.9 million, or 50.6% of sales, a year ago, a decrease of 7.3%. The COG segment operating expenses increased by 9.4%, primarily due to the acquisition of Native Eyewear. The CAD segment reduced operating expenses by 13.5%. Included in the CAD segment operating expenses are $1.0 million of restructuring charges. Excluding the effect of restructuring, consolidated operating expenses for the 2009 first nine months were 53.3% of sales, a decrease of approximately 8.7%, and CAD operating expenses for the 2009 first nine months would have been 15.5% lower than the first nine months of 2008.

In the first nine months of 2009, the effective tax rate was 175.9%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.2 million of income tax benefit resulting from the net adjustment to the accrual of tax, interest and penalties related to uncertain tax positions as well as approximately $0.1 million of income tax benefit to record the differences between the prior years' provision compared to the actual tax returns filed. In the first nine months of 2008, the effective tax rate was 30.2%, which included approximately $0.2 million of income tax benefit resulting from the net adjustment to the accrual of tax, interest and penalties related to uncertain tax positions. The effective tax rates, excluding the effects of the IRS audit, adjustments of accrual of tax, interest and penalties related to uncertain tax positions and the prior years' provision to actual tax return adjustment were 25.2% and 33.5% in the first nine months of 2009 and 2008, respectively. The decrease is the result of a shift in the percentage of overall profitability toward jurisdictions with lower tax rates.

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

The Company's cash balance of $16.4 million at October 3, 2009 decreased $3.4 million from January 3, 2009. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable decreased since the end of fiscal 2008 by approximately $4.2 million to $24.9 million. CAD accounts receivable decreased $5.1 million and COG accounts receivable increased $0.9 million. The decline in CAD accounts receivable was primarily due to the seasonally lower sales volume in the third quarter of 2009 compared to the fourth quarter of 2008. The increase in COG accounts receivable was due primarily to the seasonally higher COG sales volume in the third quarter of 2009 compared to the fourth quarter of 2008.

Inventory was $30.2 million at October 3, 2009, an increase of $3.8 million since January 3, 2009. CAD inventory increased $2.4 million and COG inventory levels increased by $1.4 million from year end 2008. The increase in CAD segment inventory was due to planned increases to support sales volume in the fourth quarter, typically its strongest. The increase in COG inventory was due to the increased number of new styles introduced this year and lower than anticipated Native sales volumes.

The Company has a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The unused and available portion of this line of credit was $15.3 million at October 3, 2009 and $13.3 million at January 3, 2009. The Company was in compliance with its various debt covenants as of October 3, 2009. The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value October 3, 2009
Tangible Net Worth	Cannot be less than $40 million	$49 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$3 million
Consolidated Debt Service Ratio	Cannot exceed 2.5 to 1	1.95:1

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

At October 3, 2009, cash available for domestic operations was approximately $12.7 million, while cash held offshore was approximately $3.7 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 3 2009:

Accounting Standards Updates

See Note B to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of October 3, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A. T. CROSS COMPANY

Date: November 10, 2009	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 10, 2009	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer