Form 10-K
period 2010-01-02
CROSS A T CO
filed 2010-03-15
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
Commission File Number 1-6720 A. T. CROSS COMPANY (Exact name of registrant as specified in its charter)
Rhode Island (State or other jurisdiction of incorporation or organization)									05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)									02865 (Zip Code)
Registrant's telephone number, including area code: (401) 333-1200
Securities registered pursuant to Section 12(b) of the Act:
Title of each class									Name of each exchange on which registered:
Class A Common Stock ($1 Par Value)									NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.		__	Yes	X	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of
the Act.		__	Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	__	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(S 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to

submit and post such files).					__	Yes	__	No

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
		Large accelerated filer				__			Accelerated filer	__
		Non-accelerated filer				X			Smaller reporting company	__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
__	Yes	X	No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of July
2, 2009, the last business day of the registrant's most recently completed second fiscal quarter was $27.1 million.

The number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2010 was:
Class A common stock -									11,760,738	Shares
Class B common stock -									1,804,800	Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this report.

INDEX
	Part I	Page

Item 1	Business ----------------------------------------------------------------------------------------------------------------------	1 - 4

Item 1A	Risk Factors -----------------------------------------------------------------------------------------------------------------	4 - 6

Item 1B	Unresolved Staff Comments ------------------------------------------------------------------------------------------	6

Item 2	Properties --------------------------------------------------------------------------------------------------------------------	6

Item 3	Legal Proceedings --------------------------------------------------------------------------------------------------------	6

	Part II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities ----------------------------------------------------------------------	7 - 8

Item 6	Selected Financial Data ------------------------------------------------------------------------------------------------	8

Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations ---------------------------------------------------------------------------------------------------	9 - 17

Item 7A	Quantitative and Qualitative Disclosures about Market Risk ---------------------------------------------	17

Item 8	Financial Statements and Supplementary Data ---------------------------------------------------------------	18 - 40

Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure -----------------------------------------------------------------------------------------------------	40

Item 9A(T)	Controls and Procedures ----------------------------------------------------------------------------------------------	40

Item 9B	Other Information ---------------------------------------------------------------------------------------------------------	40

	Part III

Item 10	Directors, Executive Officers and Corporate Governance ------------------------------------------------	41

Item 11	Executive Compensation ----------------------------------------------------------------------------------------------	41

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters ----------------------------------------------------------------------------------	41

Item 13	Certain Relationships and Related Transactions, and Director Independence --------------------	41

Item 14	Principal Accounting Fees and Services ------------------------------------------------------------------------	41

	Part IV

Item 15	Exhibits, Financial Statement Schedules ------------------------------------------------------------------------	42 - 43

	Signatures -----------------------------------------------------------------------------------------------------------------	44

	Exhibits

Exhibit 21	A. T. Cross Company Subsidiaries, Branches and Divisions --------------------------------------------	45

Exhibit 23	Consent of Independent Registered Public Accounting Firm -------------------------------------------	46

Exhibit 31.1	Form of 302 Certifications --------------------------------------------------------------------------------------------	47

Exhibit 31.2	Form of 302 Certifications --------------------------------------------------------------------------------------------	48

Exhibit 32	Form of 906 Certification ---------------------------------------------------------------------------------------------	49

PART I

Item 1	BUSINESS

The A.T. Cross Company (the "Company") has two reportable segments: Cross Accessory Division ("CAD"), and Cross Optical Group ("COG"). For certain financial information with respect to these segments, see Note L to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Cross Accessory Division

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ball-point pens, fountain pens, selectip® rolling ball pens and mechanical pencils. We also manufacture and market a variety of refills for most of our product types. In addition to Cross-branded writing instruments, CAD launched a FranklinCovey line of entry level price point refillable writing instruments in the third quarter of 2009. The Company is an original equipment manufacturer ("OEM") of writing instruments. In addition to writing instruments, we also design and market a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, cufflinks, and stationery. The Company launches new pen products and other personal accessories on a bi-annual basis.

Our writing instruments are offered in a variety of styles and materials at various price points. They are packaged and sold as individual units or in matching sets. The majority of writing instrument sales occurs at suggested retail price points between approximately $20 and $50. We believe we are a market leader in the United States at these price points. Products in this price range include: Classic® Century®, Autocross®, Calais, Aventura®, Stratford, Cross Contour, Century III, Tech3, Stylist and selected Century II and ATX® writing instruments. The Cross Townsend®, Sauvage, Cross Sentiment, C-Series, Apogee®, Cross Affinity, Masquerade, and Century II lines as well as selected Classic Century and ATX writing instruments provide the Company a presence in the $55 to $300 price range. Certain Classic Century and Cross Townsend writing instruments are priced over $300. The Cross Century III, Sable, Helios, Nile, Revere, Sage and Parasol writing instrument product lines are sold to the Company's office superstore customers. The FranklinCovey brand provides the Company a presence in the under $10 suggested retail price range for a ball-point pen.

Cross leather goods range in price from $40 to $185, reading glasses are priced at $30 and $35, watches range between $95 and $330, desk sets are priced between $105 and $215, cufflinks from $50 to $80 and stationery from $20 to $25.

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

Sales of Cross Accessory Division products outside the United States during 2009 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Cross Optical Group

The Company's COG segment consists of its wholly-owned subsidiary, Cross Optical Group, Inc., which is the legal entity of our two sunglass brands: Costa® and Native®. Costa was acquired in 2003, and Native was purchased in March of 2008. Cross Optical Group, Inc. was formed on January 2, 2010. This business designs, manufactures and markets premium, high-quality, polarized sunglasses and goggles under the brand names Costa and Native. Combined, our brands offer more than 70 styles and 25 lens options at suggested retail price points between approximately $89 and $290. Our sunglasses are sold by employee representatives and manufacturers' agents to approximately 4,000 retail accounts throughout the United States. Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers. Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

Raw Materials

The Company's CAD segment obtains raw materials for use in writing instruments from both domestic and foreign suppliers. Metal, plastic, and leather pen parts are obtained from the United States ("U.S."), China, Germany, Japan, India, Malaysia, and Switzerland. Coated parts are procured from the U.S. and China. Ink is procured from the U.S., Germany, China and Japan.

The majority of component materials for the COG segment are imported from highly specialized manufacturers located in Europe and Asia.

To maintain the highest level of product quality, we rely on a limited number of domestic and foreign suppliers for certain raw materials and manufacturing technologies. The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The Company believes, but cannot be assured; that the raw materials currently supplied by these vendors could be obtained from other sources and that the manufacturing technologies could either be developed internally or that suitably similar technologies could be located.

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

Seasonal Business

The CAD segment has historically generated its highest sales in the second half of the year, approximately one-third in the fourth quarter. The COG segment has historically generated its highest sales in the first half of the year, approximately one-third in the second quarter.

Working Capital Requirements

Writing instrument and sunglass inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons. The Company offers, and may offer in the future, extended payment terms, primarily to domestic retail writing instrument customers, at certain points during the year, usually September through November.

Customers

The Company is not dependent upon any single customer for more than 4% of its consolidated revenues.

Backlog of Orders

The backlog of orders is not a significant factor in the Company's business.

Competition

The global non-disposable writing instrument market is estimated to be approximately $900 million at wholesale. It is competitive, in particular with respect to product quality, brand recognition and price. There are numerous manufacturers of ball-point, rolling ball and fountain pens, and mechanical pencils in the U.S. and abroad. Many of these manufacturers produce lower-priced writing instruments than those produced by the Company. Although the Company is a major producer of ball-point, rolling ball and fountain pens, and mechanical pencils in the $20 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations. The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products. All of the Company's Cross-branded writing instruments carry a full warranty of unlimited duration against mechanical failure.

The plano sunglass market in the U.S. is estimated to be $2.2 billion at wholesale. The Company's COG segment under the brand names Costa and Native compete in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be $1.3 billion at wholesale. Many other sunglass companies also compete in the premium segment. Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.

See also the "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $2.8 million, $2.4 million and $2.5 million in 2009, 2008 and 2007, respectively. For additional discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in compliance with all Federal, state and local environmental laws and regulations. The Company believes that future capital expenditures for environmental control facilities will not be material. See Item 3 "Legal Proceedings" and Note M to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 900 employees worldwide at January 2, 2010, none of which were subject to collective bargaining agreements.

International Operations and Export Sales

Approximately 43% of the Company's sales in 2009 were in foreign markets. The primary foreign markets are in Europe and Asia. Sales of the Company's products to foreign distributors are subject to import duties in many countries. The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of U.S. dollar exchange, exchange control and other restrictive regulations. Undistributed earnings of our foreign subsidiaries generally are not subject to current U.S. Federal and state income taxes, as such earnings are considered permanently reinvested in the growth of business outside the U.S. The Company manufactures almost all of its core writing instruments in China. See Note K and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. For the effect of foreign sales on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

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

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of January 1, 2010 and their principal positions:
NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	52	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	50	Senior Vice President, Finance and Chief Financial Officer	2009
Gary S. Simpson	(3)	58	Corporate Controller, Chief Accounting Officer	1997
Charles S. Mellen	(4)	46	President, Cross Accessory Division	2007
Tina C. Benik	(5)	50	Vice President, Legal and Human Resources Corporate Secretary	2000
Joseph V. Bassi	(6)	57	Finance Director	1997
Charles R. MacDonald	(7)	56	President, Cross Optical Group, Inc.	2010

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
(2)

Prior to becoming Senior Vice President, Finance and Chief Financial Officer in 2009, Kevin F. Mahoney was Vice President, Finance and Chief Financial Officer from 2005 to 2009. From 2004 to 2005, Mr. Mahoney was Director, Corporate Development at the Raytheon Company, and from 1984 to 2004, Mr. Mahoney was with Deloitte & Touche LLP, most recently serving as Partner.

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
(7)

Prior to becoming President, Cross Optical Group, Inc. in 2010, Charles R. MacDonald was President, Cross Optical Group and Costa Del Mar Sunglasses, Inc. from 2007 to 2010. From 2003 to 2007, he was Vice President, A.T. Cross Optical Division and President, Costa Del Mar Sunglasses, Inc. From 1996 to 2002, Mr. MacDonald was President of Outlook Eyewear Company, a division of the Luxottica Group S.p.A.

Item 1A	RISK FACTORS

The following section describes certain of the more prominent risks and uncertainties inherent in our operations. The risks and uncertainties below are those that we currently consider material; however, this section does not intend to discuss all possible risks and uncertainties that a company like Cross with broad international operations could experience. We are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and the performance of our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. Further, there could be other risks and uncertainties that are not presently known to us or that may become more significant to us. You should read these Risk Factors in conjunction with the factors discussed elsewhere in this and other of our filings with the SEC and in materials incorporated by reference in these filings. We undertake no obligation to correct or update any forward-looking statements or statements of risk related thereto for any reason.

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

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations. We have sales offices and certain operations in nine countries and distributors worldwide. In 2009, approximately 43% of our revenue came from sales to locations outside the United States. Most of our products are manufactured overseas. Operating internationally exposes us to changes in export controls and other laws or regulations, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business and results of operations in such countries.

Incorrect forecasts of consumer demand could adversely affect our results of operations. The Company manufactures product based on forecasts of consumer demand. These forecasts are based on multiple assumptions. If we inaccurately forecast consumer demand we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition. Goodwill and other indefinite-lived intangible assets impairment analyses rely on forecasted cash flows resulting from our expectations of consumer demand. Failure to meet these forecasts could result in an impairment of goodwill or other indefinite-lived intangible assets, which would impact results of operations.

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

Unfavorable resolution of pending or future litigation matters could prove costly to us. Cross has been determined to be a Potentially Responsible Party ("PRP") in one Superfund case. In certain instances, a PRP has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs.

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

The diversification of our business may not be successful. In order to generate growth outside of writing instruments, one of our strategic initiatives has been to diversify outside of our core Cross-branded product. Entering the optical business was our first effort to diversify. There can be no assurance that COG will continue to grow at its current levels or that we will find additional suitable targets for acquisition.

Item 1B	UNRESOLVED STAFF COMMENTS

Not applicable.
Item 2	PROPERTIES

The Company leases its Lincoln, Rhode Island corporate headquarters, housing both corporate offices and CAD segment administrative and warehouse facilities. Our leased facility in Dong Guan City, China houses the CAD segment's manufacturing operations and the segment also leases administrative and/or warehouse facilities for its operations in the United Kingdom, France, Japan, Hong Kong, Taiwan, Singapore and China. In addition, the CAD segment leases retail facilities in Massachusetts and the United Kingdom.

The Company's COG segment leases administrative and/or warehouse facilities in Florida and Colorado.
Item 3	LEGAL PROCEEDINGS

The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for contribution for Site investigation costs. Site investigation costs (excluding the required remedy) are currently estimated at $7 million. Settlement discussions are ongoing and the Company expects that settlement will be reached at a level that is not material.

The Company expects that the Federal Environmental Protection Agency ("EPA") will select a remedy for the Site in the fall of 2010. At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site. The EPA contends that the Company is a PRP at the Site. During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs. Neither the cost of the remedy nor the identity of all PRPs is known at this time. Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Item 4	(REMOVED AND RESERVED)

PART II

Item 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Class A common stock is traded on NASDAQ (symbol: ATX). There is no established trading market for the Company's Class B common stock. At January 2, 2010, there were approximately 1,100 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock. The weighted average numbers of total shares outstanding was 14,771,975 and 14,986,643 during 2009 and 2008, respectively.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

High and low sales prices of Class A common stock for the last two years were:
2009			2008
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$3.06	$1.62	First	$10.37	$5.80
Second	$4.95	$2.35	Second	$ 8.95	$5.30
Third	$4.97	$3.05	Third	$ 9.30	$5.77
Fourth	$6.93	$3.50	Fourth	$ 7.61	$1.95

The Company intends to retain earnings to finance the growth of the Company.

Performance Graph

The following graph compares the performance of the Company's Class A common stock to the Russell 2000 Index (as the Company's peer group index), the NYSE Amex Composite and the NASDAQ Composite over the Company's last five years. The graph assumes that the value of the investment in the Company's Class A common stock and each index was $100 at December 31, 2004 and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among the A.T. Cross Company, the Russell 2000 Index
the NYSE Amex Composite and the NASDAQ Composite

Company/Index/Composite	2004	2005	2006	2007	2008	2009
A.T. Cross Company	100.00	81.82	153.54	201.62	56.16	105.66
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58
NYSE Amex Composite	100.00	125.35	149.75	177.79	106.78	147.27
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89

The Company has chosen the Russell Group 2000 as a meaningful peer group against which to compare its performance. The Russell Group 2000 represents a broad based group of small capitalization stocks and is generally believed to be indicative of market performance for small capitalization companies.

Issuer Purchases of Equity Securities
	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
October 4, 2009 - October 31, 2009	-	-	-	596,941
November 1, 2009 - November 28, 2009	-	-	-	596,941
November 29, 2009 - January 2, 2010	1,502,667	$3.46	1,502,667	594,274
Total	1,502,667	$3.46	1,502,667

In 2008, the Company's Board of Directors authorized a plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions. Cumulatively, through the fourth quarter of 2009, the Company purchased approximately 0.4 million shares of stock under this plan for approximately $1.1 million at an average price per share of $2.72. In 2009, the Company purchased a total of approximately 0.3 million shares under this plan for approximately $0.7 million at an average price per share of $2.48. In the fourth quarter of 2009, the Company's Board of Directors approved and the Company executed a transaction to purchase 1.5 million shares of the Company's Class A common stock for approximately $5.2 million from Galal Doss, a Director of the Company.
Item 6	SELECTED FINANCIAL DATA

Five-Year Summary
		2009	2008*	2007	2006	2005
OPERATIONS: (THOUSANDS OF DOLLARS)
Net Sales		$141,764	$160,146	$151,885	$139,336	$129,115
Operating Income		1,300	3,551	9,535	4,799	960
Net Income		1,855	494	6,727	3,287	384

PER SHARE DATA: (DOLLARS)
Net Income Per Share	Basic	0.13	0.03	0.45	0.22	0.03
Diluted		0.13	0.03	0.43	0.22	0.03

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Total Assets		138,419	143,959	129,037	119,446	112,893
Long-Term Retirement Plan Obligations		14,726	14,681	5,067	7,779	10,505
Long-Term Debt, Less Current Maturities		19,721	21,721	-	7,100	10,456
Other Long-Term Liabilities		2,672	4,447	4,106	1,308	1,457
Shareholders' Equity		71,450	73,661	83,215	72,963	67,177

* Included in 2008 is a $3.9 million charge to operating income and net income for an impairment of goodwill.

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company is a leading designer and marketer of branded personal accessories including writing instruments, reading glasses, personal and business accessories and sunglasses.

The Company has been operating in a difficult economic environment in mature as well as competitive categories. The Company has challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and forward-looking company poised for sustainable growth and long-term profit. Such attributes include: strong brand names, an over 160 year heritage, a reputation for quality and craftsmanship, a global distribution network, and a strong balance sheet. The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification, streamlining its CAD operating structure and seeking additional brand assets to add scale. Details on how the Company's two business segments are achieving these initiatives are presented below. The Company continues to look for appropriate acquisitions that will add to top and bottom line growth.

Cross Accessory Division ("CAD")

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, cufflinks and stationery. In the third quarter of 2009, CAD launched a FranklinCovey line of entry level price point refillable writing instruments.

CAD is competing vigorously to build its position in terms of product innovation, marketing and merchandising. To this end, a number of initiatives, many of which are described below, have been implemented. In 2009, approximately 10% of CAD revenue was derived from new products launched into the marketplace in 2009. In 2009, CAD launched five new writing instrument product lines: C-Series, Cross Affinity, Cross Sentiment, Masquerade, and Stylist. Several new finishes were added to the Cross Century colors collection line and two new fashion colors were added to the Autocross line. One seasonal print collection, Century II Turismo, launched in the spring as well as a Sentiment Breast Cancer Awareness pen, which is adorned with a pink ribbon, launched in the fall. The Company also launched Cross Vienna, Cross Kingston, Cross Bailey, Cross Mason, and Cross Barclay lines for its office superstore customers for the 2009 holiday season.

In 2009, all leather goods, reading glasses, watches, desk sets, cufflinks and stationery represented approximately 7.4% of CAD sales. We expanded our line of leather accessories by introducing new fashionable colors in select personal business accessories styles and new reader's styles. The Company's watch collection expanded in 2009 with the addition of new styles that coordinated with key writing instrument products. Additionally, we supplemented our cufflink assortment with an expanded offering of styles.

In addition to bringing new products to the market in 2009, Cross continued to expand merchandising programs around the globe. The Company installed 19 Shop-in-Shops in the stores of existing major retail accounts and new display fixtures were installed in over 500 key doors globally.

The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style. The strong awareness of our name and the positive attributes associated with our brand support the extension of the Cross brand into related personal accessory categories. CAD has moved into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network. A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments. We have developed a foothold in these categories and look forward to further strengthening our presence in 2010.

Cross Optical Group ("COG")

The Company's COG segment consists of its wholly-owned subsidiary Cross Optical Group, Inc. This business designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.

Founded in Florida in 1983, the Costa brand has developed a superior reputation for its advanced polarized lens technology and fashionable, yet functional, frame design. Costa upholds the Company's commitment to delivering exceptional product, innovation and quality to consumers. Costa's lenses are renowned for their clarity; their patented 580 lens technology is widely considered to be the best performing sunglass lens in the marketplace. Costa has expanded its marketing efforts in order to reach consumers beyond its core market, the saltwater fishing enthusiast in the southeastern United States. The brand is developing consumer awareness in other fishing categories and geographies. Costa's collection features a broad range of styles that appeal to a broad consumer demographic and is expanding geographically in both domestic and international markets. Costa has a long-term commitment to conservation initiatives that protect and sustain vital fisheries.

Native, which was founded in 1994, also specializes in polarized sunglasses. Native sunglasses are feature-rich, packed with technology and are priced from $89 to $139. The collection consists primarily of high-performance sport wraps that are designed for mountain and trail enthusiasts who are active in the "human powered sports" such as biking, running and climbing. Native frames are very light weight and known for their exceptional fit, features sought after by professional athletes and active sport enthusiasts alike.

The creation of the Cross Optical Group has proven to be very successful. As a result, the Company is benefiting from revenue diversification and a substantial contribution to the bottom line. In 2009, the COG segment grew its business 4.5% through new product introductions, the acquisition of Native and expanded distribution.

Comparison of Fiscal 2009 with Fiscal 2008

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2009	FISCAL 2008	PERCENTAGE CHANGE
CAD	$ 90,892	$111,455	(18.4)%
COG	50,872	48,691	4.5%
Consolidated Net Sales	$141,764	$160,146	(11.5)%

Consolidated net sales were $141.8 million in 2009 compared to $160.1 million in 2008. The effect of foreign exchange was unfavorable to consolidated 2009 sales results by approximately $1.2 million, or 0.7 percentage points.

CAD sales were affected by worldwide economic problems as every region reported lower sales performance from a year ago. The effect of foreign exchange was unfavorable to CAD 2009 sales results by approximately $1.2 million, or 1.0 percentage point.

COG sales in 2009 were driven by growth of the Costa brand and the inclusion of Native Eyewear. The Costa increase was due to new product launches, aimed to appeal to women and college students, expanded distribution and an increase in repair revenue.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:
Gross Profit Margins:	FISCAL 2009	FISCAL 2008	PERCENTAGE POINT CHANGE
CAD	52.5%	54.3%	(1.8)
COG	57.0%	59.2%	(2.2)
Consolidated Gross Profit Margin	54.1%	55.8%	(1.7)

Consolidated gross margins declined 1.7 percentage points in 2009 compared to 2008. The decline in CAD gross margin was due largely to; the unfavorable effect of foreign exchange, particularly the Euro and British Pound, on revenue for the year, changes in channel and geographic mix compared to 2008 and increased promotional activity. CAD segment gross margins were favorably impacted in 2009 by approximately $1.2 million due to the effect of a liquidation of LIFO layers and were decreased by approximately $0.7 million for the inflation impact on ending inventories accounted for on a LIFO basis. In 2008, there was an approximate $3.7 million favorable impact due to the liquidation of LIFO layers and gross margins were decreased by approximately $1.4 million for the inflation impact on ending inventories accounted for on a LIFO basis. COG segment gross margin were adversely affected by the weaker U.S. Dollar to Japanese Yen exchange rates in 2009 compared to the prior year and sales incentive promotional activities.

Consolidated selling, general and administrative ("SG&A") expenses were approximately $64.0 million, or 8.3% less than 2008. SG&A expenses were 45.1% of sales in 2009 compared to 43.6% of sales in 2008. SG&A expenses for the CAD segment of approximately $44.9 million were 49.4% of sales compared to $51.9 million, or 46.6% of sales, in 2008. CAD segment administrative expenses remained flat in 2009 compared to 2008, while selling and marketing expenses decreased 22.0%. Foreign currency exchange losses (gains) that are included in CAD segment SG&A expenses approximated $1.8 million and $(1.1) million in fiscal 2009 and 2008, respectively. COG segment SG&A expenses of $19.1 million, were 7.1% higher than 2008 due to higher selling and marketing expenses.

Research and development ("R&D") expenses were approximately $2.8 million in 2009. R&D expenses were 2.0% and 1.5% of sales in 2009 and 2008, respectively. The higher R&D expenses were related to new product development activities in the COG segment.

There were no impairment charges in 2009 compared to a $3.9 million goodwill impairment charge in 2008. In the fourth quarter of its fiscal year, the Company performs its annual goodwill and other indefinite-lived intangible assets impairment test. For an analysis of goodwill and the assumptions used for impairment, see Notes A and E to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Restructuring charges of $1.9 million were recorded in the Company's CAD segment in fiscal 2009 compared to $2.5 million in fiscal 2008. For an analysis of this restructuring program, see Note D to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest expense was $1.2 million in 2009 compared to $0.9 million in 2008. The increase was due to the higher average level of borrowings and slightly higher average interest rates.

In 2009, the Company's effective tax benefit was 401.1% compared to the Federal tax rate of 35.0%. This increase was due to the effect of income sourced from lower taxed foreign jurisdictions. The income tax benefit was also favorably impacted by the recognition of $1.4 million of tax benefits, the realization of which was previously considered uncertain. For an analysis of income taxes, see Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, consolidated net income in fiscal 2009 was $1.9 million ($0.13 basic and diluted net income per share) compared to fiscal 2008 net income of $0.5 million ($0.03 basic and diluted net income per share).

Comparison of Fiscal 2008 with Fiscal 2007

The following chart details net sales performance by segment and operating unit:
(THOUSANDS OF DOLLARS)	FISCAL 2008	FISCAL 2007	PERCENTAGE CHANGE
CAD	$111,455	$115,313	(3.3)%
COG	48,691	36,572	33.1%
Consolidated Net Sales	$160,146	$151,885	5.4%

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

COG sales in 2008 were driven by double-digit growth of the Costa brand and the inclusion of Native Eyewear. The Costa increase was due to a number of new product launches, aimed to appeal to women and college students, expanded distribution and an increase in repair revenue.

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

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents ("cash"), short term investments, cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring programs, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2010 will be met by these historical sources of liquidity and capital.

Cash provided by operating activities was $11.5 million for fiscal 2009 reflecting continued positive cash generation from operations and effective working capital management. These results reflect management's restructuring and cash management efforts designed to offset the impact of declines in sales due to the recession. As a result, the Company was able to fund financing and investing activities described below, and end 2009 with a cash and short term investments balance of $17.7 million at January 2, 2010, down $2.2 million from January 3, 2009.

Total inventory was $25.3 million at January 2, 2010, a decrease of $1.1 million since January 3, 2009. CAD inventory decreased $0.7 million and COG inventory decreased $0.4 million. The primary reason for the decrease in CAD inventory was a continuing emphasis on managing the Company's supply chain in response to lower CAD revenues in 2009.

Also impacting cash from operating activities in fiscal 2009 was the payment of $1.9 million in restructuring charges. The Company has paid $2.4 million in restructuring charges related to programs initiated in 2008. As a result of the initial restructuring programs, approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected. The Company expanded its restructuring efforts in the third quarter of 2009 to further reduce headcount at its Lincoln and European facilities. These restructuring programs were substantially complete by the end of 2009 and cash payments related to these programs is expected to be approximately $0.8 million in 2010.

The Company made cash contributions in 2009 of approximately $0.9 million to its defined contribution retirement plans and $0.1 million to its excess benefit plan. The Company was not required to make a cash contribution to its defined benefit pension plans in 2009. Subsequent to year end, the Company contributed $1.2 million to its domestic defined benefit pension plan. The Company expects to contribute $1.5 million to its defined benefit pension plans, $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2010. Additionally, the Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years. The Company anticipates these future funding requirements to be between $1.4 million and $2.9 million per year.

Cash used in investing activities of $12.2 million principally reflects additions to property, plant and equipment of approximately $5.1 million and the investment of excess cash in short term investments. In fiscal 2010, the Company expects capital expenditures to be approximately $5.6 million.

Cash used in financing activities for the fiscal 2009 principally reflects the repayment of $2 million on the Company's credit facility and the repurchase of treasury shares under the company's stock buyback program and a specific buyback from a director as described below. In 2008, the Company's Board of Directors authorized a plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions. Cumulatively, through the fourth quarter of 2009, the Company purchased approximately 0.4 million shares of stock under this plan for approximately $1.1 million at an average price per share of $2.72. In 2009, the Company purchased a total of approximately 0.3 million shares under this plan for approximately $0.7 million at an average price per share of $2.48. In the fourth quarter of 2009, the Company's Board of Directors approved and the Company executed a transaction to purchase 1.5 million shares of the Company's Class A common stock for approximately $5.2 million from Galal Doss, a Director of the Company. In 2009, the Company purchased a total of approximately 1.8 million shares under both plans for approximately $5.9 million at an average price of $3.30.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties." The payments will be $0.2 million each January through 2012.

The Company expects fiscal 2010 research and development expenses to be approximately $2.6 million.

The Company has a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. At January 2, 2010, the Company had $19.7 million outstanding on this line of credit, bearing interest at a rate of 3.23% and the unused and available portion was $15.3 million. The Company was either in compliance with or has received a waiver of any defaults under its various debt covenants as of January 2, 2010. The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:
COVENANT DESCRIPTION	COVENANT REQUIREMENT	CALCULATED COMPANY VALUE JANUARY 2, 2010
Tangible Net Worth	Cannot be less than $40 million	$46 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$5 million
Consolidated Debt Service Ratio	Cannot exceed 2.5 to 1	1.7:1

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plans and contributions to the retirement plans. Should operating cash flows in 2010 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs. These alternatives include implementation of strict cost controls on discretionary spending and delaying: non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2009, cash available for domestic operations was approximately $12.5 million and cash available for international operations was approximately $5.2 million.

Contractual Obligations and Commercial Commitments

Interest rate swap agreements effectively fix the interest rate on a portion of the Company's line of credit at 3.64%.

The Company leases manufacturing, office and warehouse space and certain equipment under non-cancelable operating leases. All leases expire prior to the end of 2017. Future minimum lease payments under all non-cancelable leases, including renewal options the Company believes it will exercise, and other contractual obligations at January 2, 2010 were approximately:
(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Line of Credit, Including Interest *	$20,523	$ -	$20,523	$ -	$ -
Operating Leases	20,531	3,440	8,401	5,028	3,662
Uncertain Tax Liabilities	831	508	212	74	37
Pension Plan Obligations **	16,458	1,500	6,600	4,400	3,958
Legal Obligations ***	600	200	400	-	-
Purchase Obligations	1,826	487	1,089	250	-
Total	$60,769	$6,135	$37,225	$9,752	$7,657
*	Interest on the line of credit was calculated using the interest rate as of January 2, 2010 over the remaining life of the note.
**

The Company expects to meet or exceed its minimum funding requirements for its defined benefit retirement plans in future years. Though there is uncertainty as to the exact amount and timing of these payments, the Company anticipates the future funding requirements to be between $1.4 million and $2.9 million per year.

***	As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties."

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements.

Accounting Standards Updates

For a description of accounting standards updates that affect the Company and the status of the Company's implementation thereof, see the "Accounting Standards Updates" section of Note A to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K. None are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further discussion of our accounting policies, see Note A "Significant Accounting Policies" to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Tax Contingencies. We are subject to a variety of income and other non-income based taxes in numerous jurisdictions around the world. We are also periodically reviewed by tax authorities and positions we have taken with respect to the tax returns are subject to interpretation and negotiation. We provide for estimated non-income tax contingencies that we believe are both probable and estimable. Our assessments are based on our understanding of the appropriate tax law, the estimated exposure and probability of a successful assessment by the taxing authorities. In 2009, net income increased by approximately $0.3 million due to the reversal of non-income based tax reserves provided for in prior years, which were no longer deemed necessary due to the passing of statutes of limitation or as a result of updating our estimates.

Inventory Methods and Realizable Value. Our global inventories are carried at the lower of cost or market, which requires us to estimate adjustments for both obsolescence and the market value we can expect to receive for our on hand inventory. Domestic CAD segment inventories accounted for on a LIFO basis represent approximately 4% of total inventories. As a result, domestic CAD finished goods inventories are carried significantly below their current cost and they can typically be realized at selling prices above their carrying value. Because we are required to produce our product with sufficient lead time to satisfy global distribution and expected demand during seasonal peak periods, we are subject to the risks of consumer acceptance of the products we have produced. We assess our need for obsolescence adjustments based on a variety of factors including historical demand, future marketing plans and alternative uses for raw material and work-in-process.

Warranty Reserves. CAD's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. In establishing the accrual for warranty costs, management analyzes trends of several factors, measured over a period of several years that impact the Company's cost to service the warranties. The most significant factors include: the operating costs of the service department, unit sales, the number of units that are returned for warranty repair and the cost of product repairs. The estimates affecting the warranty reserve are updated annually.

Retirement Obligations. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of pension expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases. The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 5.88% in 2009 from 6.17% in 2008 on domestic plans and increased it to 5.9% in 2009 from 5.7% in 2008 on foreign plans, to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.8% in 2009 and 8.125% in 2008 for domestic plans, and 4.0% in 2009 and 4.3% in 2008 for foreign plans. A 25 basis point change in our rate of return would increase or decrease the net periodic benefit or cost by approximately $0.1 million, which would ultimately have a corresponding effect on the projected funding requirements.

Environmental Contingencies: The Company is subject to contingencies pursuant to environmental laws and regulations under various state, Federal and foreign laws, including CERCLA. The Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and the Company accrues liabilities when they are probable and estimable.

Impairment Analysis. Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise. The Company has identified two reporting units, consisting of the CAD and COG segments. The Company determined the fair value of the reporting unit's goodwill using established income and market valuation approaches and the fair value of its trade names using a forward-looking relief from royalty model. All goodwill and indefinite-lived intangibles relate to the COG segment and were not impaired.

The Company determined the fair values of its reporting unit's goodwill by preparing a discounted cash flow analysis using updated forward-looking projections of the unit's future operating results and by comparing the value of the reporting unit to the implied market value of selected peers of the reporting unit. The significant assumptions used in the discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates. Net income assumptions include sales growth, gross margin, and SG&A growth assumptions. The discount rate used is a cost of equity method, which is essentially equal to the "market participant" weighted-average cost of capital ("WACC"). The Company determined the fair values of its trade names using a forward-looking relief from royalty model. The significant assumptions used in the forward-looking relief from royalty method include: revenue growth, royalty rates and the discount rate. The COG reporting unit's goodwill fair value substantially exceeded its carrying value by approximately 40% on both the income and market approaches, and the trade names fair values substantially exceeded their carrying values by more than 35%. The Company performed a sensitivity analysis on our significant assumptions and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: reduce net income by 10%, reduce projected revenue growth by 10%, reduce projected royalty rate by 10%, increase the WACC by 100 basis points, or reduce terminal sales growth rate by 20%.

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

Purchase Price Allocation: We account for our acquisitions under the acquisition method of accounting, which requires the recognition and measurement of identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquired entity.

We accounted for the acquisition of Native Eyewear, Inc. under the purchase method of accounting, which provided that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. As such, the purchase price of Native Eyewear, Inc. was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired and the transaction costs is recorded as residual goodwill. We completed our purchase of Native Eyewear, Inc. on March 24, 2008 for a total purchase price of approximately $19.5 million including assumed debt of approximately $1.0 million.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "could," "should," "propose," "continue," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements, including but not limited to statements related to the introduction of new products; CAD's direct to consumer initiative; the performance of Cross branded writing instrument products; the Company's plans to identify acquisition targets; the availability of necessary raw materials and manufacturing technologies; the planned geographic and demographic expansion of Costa and Native; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If the Company does update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the SEC.
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

Foreign currency exchange rates and fluctuations in those rates may affect the Company's ability to realize projected growth rates in its sales and earnings. The Company derives approximately 43% of its revenues from outside the United States. The Company's ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies. The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries. The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts. Most of these contracts are short-term, generally expire in one to three months and do not subject the Company to material market risk. Although the Company has programs in place to manage foreign currency exchange risk on certain foreign currency denominated balance sheet positions, and on a portion of certain foreign currency denominated cash flows, significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, the British Pound and the Japanese Yen could adversely affect the Company's financial position and results of operations.

The Company maintains a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The Company believes that changes in interest rates would not be material to its operations, due to its anticipated level of borrowings. There was $19.7 million and $21.7 million outstanding under the Company's line of credit at January 2, 2010 and January 3, 2009, respectively.

The Company entered into interest rate swap agreements that effectively fix the interest rate on a portion of its line of credit at 3.64% per annum. At January 2, 2010, the notional value of the interest rate swap was $15.0 million.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
PAGE

Report of Independent Registered Public Accounting Firm -----------------------------------------------------	18
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009 ------------------	19
Consolidated Statements of Income for the Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007 ------------------------------------	20
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007 ------------------------------------	20
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007 -----------------------------------	21
Consolidated Statements of Cash Flows for the Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007 ------------------------------------	22
Notes to Consolidated Financial Statements -------------------------------------------------------------------	23 - 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 15, 2010

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES)	JANUARY 2, 2010	JANUARY 3, 2009

ASSETS
Current Assets
Cash and cash equivalents	$ 10,443	$ 18,629
Short-term investments	7,217	1,193
Accounts receivable, net	29,546	29,102
Inventories	25,329	26,425
Deferred income taxes	5,092	4,341
Other current assets	5,895	8,844
Total Current Assets	83,522	88,534

Property, Plant and Equipment, Net	15,953	15,609
Goodwill	15,279	14,526
Intangibles, Net	10,383	11,127
Deferred Income Taxes	11,778	11,480
Other Assets	1,504	2,683
Total Assets	$138,419	$143,959

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,382	$ 4,981
Accrued compensation and related taxes	5,504	5,436
Accrued expenses and other liabilities	10,979	11,210
Retirement plan obligations	2,378	2,619
Restructuring liabilities	771	833
Income taxes payable	577	590
Total Current Liabilities	26,591	25,669

Long-Term Debt	19,721	21,721
Retirement Plan Obligations	14,726	14,681
Deferred Gain on Sale of Real Estate	3,259	3,780
Other Long-Term Liabilities	1,231	3,085
Accrued Warranty Costs	1,441	1,362
Commitments and Contingencies (Note M)	-	-
Total Liabilities	66,969	70,298
Shareholders' Equity
Common stock, par value $1 per share:
Class A-authorized 40,000 shares, 17,660 shares issued and
11,854 shares outstanding at January 2, 2010, and
17,609 shares issued and 13,794 shares outstanding at
January 3, 2009	17,660	17,609
Class B-authorized 4,000 shares, 1,805 shares issued and
outstanding at January 2, 2010 and January 3, 2009	1,805	1,805
Additional paid-in capital	23,574	21,431
Retained earnings	74,741	72,886
Accumulated other comprehensive loss	(10,998)	(11,956)
Treasury stock, at cost, 5,806 shares in 2009 and 3,815 shares in 2008	(35,332)	(28,114)
Total Shareholders' Equity	71,450	73,661
Total Liabilities and Shareholders' Equity	$138,419	$143,959
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS AND SHARES,	YEARS ENDED
EXCEPT PER SHARE AMOUNTS)	JANUARY 2, 2010	JANUARY 3, 2009	DECEMBER 29, 2007

Net sales	$141,764	$160,146	$151,885
Cost of goods sold	65,046	70,834	66,610
Gross Profit	76,718	89,312	85,275

Selling, general and administrative expenses	63,978	69,793	66,933
Service and distribution costs	6,763	7,054	5,993
Research and development expenses	2,817	2,444	2,529
Goodwill impairment charge	-	3,944	-
Restructuring charges	1,860	2,526	285
Operating Income	1,300	3,551	9,535

Interest income	41	96	338
Interest expense	(1,166)	(941)	(511)
Other income	195	63	3
Interest and Other (Expense) Income	(930)	(782)	(170)

Income Before Income Taxes	370	2,769	9,365
Income tax (benefit) provision	(1,485)	2,275	2,638
Net Income	$ 1,855	$ 494	$ 6,727

Net Income Per Share:
Basic	$0.13	$0.03	$0.45
Diluted	$0.13	$0.03	$0.43

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,772	14,987	14,946
Effect of dilutive securities	10	341	605
Denominator for Diluted Net Income Per Share	14,782	15,328	15,551

There is no anti-dilutive effect of securities for the three years presented above.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	YEARS ENDED
	JANUARY 2, 2010	JANUARY 3, 2009	DECEMBER 29, 2007

Net Income	$ 1,855	$ 494	$ 6,727
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	716	(2,234)	264
Unrealized gain (loss) on interest rate swap, net of tax
(provision) benefit of ($87) and $275	161	(512)	-
Postretirement liability adjustment, net of tax (provision)
benefit of ($152), $3,879 and ($411)	81	(7,205)	766
Comprehensive Income (Loss)	$ 2,813	$ (9,457)	$ 7,757
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES)	COMMON STOCK
	SHARES & DOLLAR AMOUNT		ADDITIONAL		OTHER			TOTAL
	AT $1 PAR VALUE		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY STOCK		SHAREHOLDERS'
	CLASS A	CLASS B	CAPITAL	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY
Balances at December 30, 2006	$16,799	$1,805	$17,345	$66,363	$ (3,035)	3,400	$(26,314)	$72,963
Adoption of tax accounting standard				(698)				(698)
Grant of restricted stock for future services	25		(25)					-
Stock option activity	302		1,824					2,126
Tax benefit from stock-based awards			400					400
Stock purchase plan	2		16					18
Non-cash stock-based directors' fees	7		63					70
Amortization of stock-based compensation			539					539
Stock option expense			40					40
Foreign currency translation adjustments					264			264
Minimum pension liability adjustment					766			766
Net income				6,727				6,727
Balances at December 29, 2007	$17,135	$1,805	$20,202	$72,392	$ (2,005)	3,400	$(26,314)	$83,215
Purchase of treasury stock						361	(1,529)	(1,529)
Grant of restricted stock for future services	446		(446)					-
Cancellation of restricted stock			271			54	(271)	-
Tax benefit from stock-based awards			1					1
Stock purchase plan	3		19					22
Non-cash stock-based directors' fees	25		141					166
Amortization of stock-based compensation			1,224					1,224
Stock option expense			19					19
Foreign currency translation adjustments					(2,234)			(2,234)
Minimum pension liability adjustment					(7,205)			(7,205)
Unrealized loss on interest rate swap					(512)			(512)
Net income				494				494
Balances at January 3, 2009	$17,609	$1,805	$21,431	$72,886	$(11,956)	3,815	$(28,114)	$73,661
Purchase of treasury stock						273	(678)	(678)
Purchase of treasure stock from related party						1,500	(5,182)	(5,182)
Cancellation of restricted stock			1,358			218	(1,358)	-
Tax provision from stock-based awards			(139)					(139)
Stock purchase plan	5		11					16
Non-cash stock-based directors' fees	46		102					148
Amortization of stock-based compensation			548					548
Stock option expense			263					263
Foreign currency translation adjustments					716			716
Minimum pension liability adjustment					81			81
Unrealized gain on interest rate swap					161			161
Net income				1,855				1,855
Balances at January 2, 2010	$17,660	$1,805	$23,574	$74,741	$(10,998)	5,806	$(35,332)	$71,450
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES
(THOUSANDS OF DOLLARS)	YEARS ENDED
CASH PROVIDED BY (USED IN)	JANUARY 2, 2010	JANUARY 3, 2009	DECEMBER 29, 2007
Operating Activities:
Net income	$ 1,855	$ 494	$ 6,727
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	4,841	4,851	4,426
Amortization	1,032	930	528
Goodwill impairment charge	-	3,944	-
Restructuring charges	1,860	2,526	285
Restructuring charges paid	(1,926)	(446)	(921)
Amortization of deferred gain	(521)	(521)	(435)
Provision for bad debts	691	226	282
Deferred income taxes	(1,458)	1,770	(2,287)
Provision for accrued warranty costs	705	820	528
Warranty costs paid	(592)	(754)	(534)
Stock-based compensation and directors' fees	820	1,390	609
Excess tax provision (benefit) from stock-based awards	139	(1)	(400)
Unrealized loss (gain) on short-term investments	268	(111)	-
Unrealized loss (gain) on foreign exchange contracts	(503)	(306)	-
(Decrease) increase in non-income based tax reserves	(338)	83	(5)
Unrealized foreign currency transaction loss (gain)	(73)	209	(328)
Changes in operating assets and liabilities:
Accounts receivable	151	(252)	655
Inventories	1,659	6,213	(6,481)
Other assets	3,633	(1,468)	(3,158)
Accounts payable	1,380	(3,361)	(1,157)
Other liabilities	(2,101)	(1,983)	(685)
Net Cash Provided by (Used in) Operating Activities	11,522	14,253	(2,351)
Investing Activities:
Acquisition of Native Eyewear, Inc., net of cash acquired	(481)	(18,535)	-
Net proceeds from sale of real estate	-	-	15,329
Additions to property, plant and equipment	(5,149)	(4,543)	(9,103)
Additions to patents and trademarks	(288)	(298)	(285)
Purchase of short-term investments	(40,192)	(2,332)	-
Sales or maturities of short-term investments	33,900	1,250	-
Net Cash (Used in) Provided by Investing Activities	(12,210)	(24,458)	5,941
Financing Activities:
Excess tax (provision) benefit from stock-based awards	(139)	1	400
Borrowing on long-term debt agreement	-	22,471	7,900
Repayment of long-term debt	(2,000)	(1,735)	(12,075)
Repayment of line of credit	-	(2,935)	-
Proceeds from sale of Class A common stock	16	22	2,144
Purchase of treasury stock	(678)	(1,529)	-
Purchase of treasury stock from related party	(5,182)	-	-
Net Cash (Used in) Provided by Financing Activities	(7,983)	16,305	(1,631)
Effect of exchange rate changes on cash and cash equivalents	485	(1,043)	306
(Decrease) Increase in Cash and Cash Equivalents	(8,186)	5,057	2,265
Cash and cash equivalents at beginning of year	18,629	13,572	11,307
Cash and Cash Equivalents at End of Year	$10,443	$18,629	$13,572

SUPPLEMENTAL INFORMATION:
Income taxes (refunded) paid, net	$ (3,152)	$ 1,988	$ 7,263
Interest paid	$ 1,249	$ 941	$ 444
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
JANUARY 2, 2010

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations: The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the "Company"). Upon consolidation, intercompany accounts and transactions are eliminated.

The Company has two reportable segments: Cross Accessory Division ("CAD"), and Cross Optical Group ("COG"). The Company's CAD segment designs, manufactures and markets writing instruments, business accessories and watches throughout the world and is an OEM of writing instruments. Writing instrument products are sold under the Cross brand as well as the Penatia and Omni by Cross brands. They include ball-point pens, fountain pens, selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets. In addition to writing instrument accessories, the Company offers personal accessory products including watches, precision reading glasses and leather goods. The Company's COG segment designs, manufactures and markets sunglasses throughout the United States under the Costa and Native brand names. The Company evaluates segment performance based upon operating profit or loss. The Company's reportable segments are strategic business units that offer different product lines. They are managed separately, as each unit requires different technologies and marketing strategies.

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

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are stated at fair value. Gains or losses on short-term investments, both realized and unrealized, are included in other income. At January 2, 2010 and January 3, 2009, approximately 22% and 55%, respectively, of the Company's cash and cash equivalents were on deposit with one financial institution.

Allowance for Doubtful Accounts: The following is a summary of the allowance for doubtful accounts for the three years ended January 2, 2010:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	JANUARY 2, 2010	JANUARY 3, 2009	DECEMBER 29, 2007
Allowance for Doubtful Accounts - Beginning of Year	$1,068	$ 879	$ 797
Charged to bad debt expense	691	226	282
Deductions	(630)	(37)	(200)
Allowance for Doubtful Accounts - End of Year	$1,129	$1,068	$ 879

Inventories: Domestic writing instrument inventories are priced at the lower of last-in, first-out ("LIFO") cost under the link-chain method or market. The remaining inventories are priced at the lower of first-in, first-out ("FIFO") cost or market.

Property, Plant and Equipment, and Related Depreciation: Property, plant and equipment are stated on the basis of cost. Depreciation expense was $4.8 million, $4.9 million and $4.4 million in fiscal 2009, 2008 and 2007, respectively. Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Furniture & Fixtures	2 to 10	Years
Machinery & Equipment	2 to 10	Years
Leasehold Improvements	3 to 15	Years
Vehicles, Tooling and Desktop PCs	2 to 5	Years

The components of Property, Plant and Equipment are as follows:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	JANUARY 2, 2010	JANUARY 3, 2009
Leasehold improvements	$ 1,675	$ 2,667
Machinery and equipment	101,141	107,109
	102,816	109,776
Less accumulated depreciation	86,863	94,167
Net Property, Plant and Equipment	$ 15,953	$ 15,609

Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the cost to sell.

Goodwill and Other Intangible Assets: Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments, the fair values of which were determined using present value cash flow models. The Company performs the assessments annually during the fourth quarter and on an interim basis if potential impairment indicators arise. The Company determines the fair value of the reporting units using established income and market valuation approaches and the values of certain intangible assets with indefinite lives, consisting of two COG segment trade names, using a forward-looking relief from royalty model.

Warranty Costs: The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.5 million at January 2, 2010 and January 3, 2009 and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	JANUARY 2, 2010	JANUARY 3, 2009	DECEMBER 29, 2007
Accrued Warranty Costs - Beginning of Year	$1,823	$1,730	$1,736
Warranty costs paid	(592)	(754)	(534)
Warranty costs accrued	375	568	413
Impact of changes in estimates and assumptions	330	252	115
Warranty liabilities assumed	-	27	-
Accrued Warranty Costs - End of Year	$1,936	$1,823	$1,730

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

Marketing Support Costs: The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $9.9 million, $11.5 million and $12.0 million for fiscal 2009, 2008 and 2007, respectively. Accrued marketing support expenses were approximately $1.6 million at January 2, 2010 and $1.8 million January 3, 2009, and are included in accrued expenses and other liabilities.

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

Stock-Based Compensation: The Company recognizes stock-based employment compensation arrangements based on the estimated fair value of stock-based awards exchanged for employee services received and recognizes compensation cost based on the fair value of the award on the date of grant, recognized ratably over the requisite service period for awards expected to vest. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period.

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

The Company records a liability associated with an uncertain income tax benefit, for a position taken or intended to be taken, if we determine that it is not more likely than not that such benefit will be sustained upon review of the taxing authority. The Company also records a tax position as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company believes that all estimates of uncertain tax position liabilities are in accordance with generally accepted accounting principles ("GAAP") and all estimates are reasonable.

Basic and Diluted Net Income Per Share: Basic net income per share is computed by dividing net income by the weighted average number of total shares of Class A and Class B common stock outstanding during the year. Diluted net income per share is computed by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent that their effect is dilutive, potential common shares include common stock options and non-vested equity shares based on the treasury stock method.

Environmental Contingencies: The Company is subject to contingencies pursuant to environmental laws and regulations under various state, Federal and foreign laws, including CERCLA. The Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other "potentially responsible parties," and the Company accrues liabilities when they are probable and estimable.

NOTE B - INVENTORIES

Domestic writing instrument inventories, approximating $1.1 million and $1.7 million at January 2, 2010 and January 3, 2009, respectively, are priced at the lower of LIFO cost or market. The remaining inventories are priced at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used for those inventories priced using the LIFO method, inventories would have been approximately $3.5 million and $3.9 million higher than reported at January 2, 2010 and January 3, 2009, respectively. During fiscal 2009, domestic writing instrument inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this liquidation was to increase net income by approximately $0.8 million.

The components of inventory are as follows:
	YEARS ENDED
(THOUSANDS OF DOLLARS)	JANUARY 2, 2010	JANUARY 3, 2009
Finished goods	$13,972	$15,108
Work in process	3,154	2,539
Raw materials	8,203	8,778
	$25,329	$26,425

NOTE C - ACQUISITION OF NATIVE EYEWEAR, INC. ("NATIVE")

On March 24, 2008, the Company completed the acquisition of all of the outstanding shares of Native Eyewear, Inc., a designer and marketer of a branded line of sport polarized sunglasses and goggles. The acquisition of Native is part of the Company's strategy of becoming a leading designer and marketer of branded personal and business accessories. We accounted for this acquisition under the purchase method of accounting, which provided that the purchase price be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $11.9 million, which is deductible for income tax purposes. One of the acquired intangibles, the Native trade name, is deemed to have an indefinite life and will not be amortized. The results of operations of Native since March 24, 2008 are included in the consolidated statements of income of the Company.

As of April 4, 2009, the Company finalized the valuation of Native Eyewear, Inc.'s intangible assets. The Company executed an integration plan, including the consolidation of redundant activities. In 2009, integration costs and asset valuation adjustments of $0.8 million were recorded as an adjustment to goodwill. Through January 2, 2010, $0.8 million of integration costs have been incurred and paid. Native is reported in the Company's Cross Optical Group segment.

The following is the allocation of the purchase price of Native:
(THOUSANDS OF DOLLARS)
Cash Purchase Price	$ 17,861
Debt Assumed	985
Acquisition and Integration Costs	1,421
Cash Acquired	(266)
Total Purchase Price	$ 20,001
Final Allocation:
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
(THOUSANDS OF DOLLARS,	YEARS ENDED
EXCEPT PER SHARE AMOUNTS)	JANUARY 3, 2009	DECEMBER 29, 2007
Net Sales	$ 162,201	$ 162,650
Net Income	$ 105	$ 7,824
Basic Earnings Per Share	$ 0.01	$ 0.52
Diluted Earnings Per Share	$ 0.01	$ 0.50

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

In 2008, the Company restructured Cross Accessory Division ("CAD") Lincoln based manufacturing operations in order to increase its competitiveness in the global marketplace by further leveraging the investment in China manufacturing operations. The Company also closed several underperforming retail stores and reduced headcount at its Lincoln facility. These restructuring programs, which were substantially complete by end of the first quarter of 2009, moved Lincoln manufacturing operations to the Company's China facility and reduced the total retail store count by four. Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected by these programs. In the third quarter of 2009, the Company expanded its restructuring efforts to further reduce headcount at its Lincoln and European facilities. Approximately $1.9 million of restructuring charges were recognized in 2009. The Company incurred pre-tax restructuring charges of approximately $4.4 million since the inception of these programs. Of this $4.4 million, approximately $2.4 million was for severance and related expenses and approximately $2.0 million was for transition and other costs. The Company expects to incur $4.4 million in restructuring charges over the life of these programs.

The following is a tabular presentation of the restructuring liabilities related to this plan:
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	IMPAIRMENT OF ASSETS	TOTAL
Balances at December 29, 2007	$ -	$ -	$ -	$ -
Restructuring charges incurred	807	475	1,244	2,526
Non-cash charges	-	-	(1,233)	(1,233)
Cash payments	(33)	(413)	-	(446)
Foreign exchange effects	(2)	(1)	(11)	(14)
Balances at January 3, 2009	$ 772	$ 61	$ -	$ 833
Restructuring charges incurred	1,517	343	-	1,860
Cash payments	(1,618)	(308)	-	(1,926)
Foreign exchange effects	5	(1)	-	4
Balances at January 2, 2010	$ 676	$ 95	$ -	$ 771

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments. The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise. The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method.

In 2009, the Company's annual impairment tests indicated that all remaining goodwill and indefinite-lived intangibles were not impaired. In 2008, the Company's annual impairment testing indicated that the there was a full impairment of the CAD reporting unit's goodwill and the Company recorded a non-cash impairment charge of $3.9 million in the fourth quarter of 2008. This represents the accumulated goodwill impairment loss as of January 2, 2010 and January 3, 2009. The CAD reporting unit's goodwill was the result of the acquisition of assets in 1999 associated with the Company's OEM effort.

At January 2, 2010 and January 3, 2009, the carrying value of goodwill was approximately $15.3 million and $14.5 million, respectively. Goodwill resulting from the 2008 acquisition of Native was $11.9 million, $11.2 million of which was recorded in 2008. The entire $0.7 million increase in goodwill was due to integration costs related to the acquisition of Native Eyewear. The $15.3 million goodwill balance at January 2, 2010, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment. Other intangibles consisted of the following:
(THOUSANDS OF DOLLARS)	JANUARY 2, 2010			JANUARY 3, 2009
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 9,108	$ 8,581	$ 527	$ 8,868	$ 8,321	$ 547
Patents	3,168	3,040	128	3,120	2,920	200
Customer relationships	3,170	792	2,378	3,170	340	2,830
Non-compete agreements	800	350	450	800	150	650
	$16,246	$12,763	3,483	$15,958	$11,731	4,227
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$10,383			$11,127

The Company amortizes patents and trademarks over an average five-year life, customer relationships over a seven-year life and non-compete agreements over a four-year life. Amortization expense was approximately $1.0 million, $0.9 million and $0.5 million for fiscal years 2009, 2008 and 2007, respectively. The estimated future amortization expense for other intangibles remaining as of January 2, 2010 is as follows:
(THOUSANDS OF DOLLARS)	2010	2011	2012	2013	2014	Thereafter
	$925	$832	$625	$521	$467	$113

NOTE F - LINE OF CREDIT

In the first quarter of 2008 and in the first and fourth quarter of 2009, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

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

At January 2, 2010, the outstanding balance of the Company's amended line of credit was $19.7 million, bearing an interest rate of approximately 3.23%, and the unused and available portion, according to the terms of the amended agreement, was $15.3 million. At January 3, 2009, the outstanding balance of the Company's line of credit was $21.7 million, bearing an interest rate of approximately 3.18%, and the unused and available portion, according to the terms of the agreement, was $13.3 million.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS ITEMS
(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	POSTRETIREMENT LIABILITY ADJUSTMENT	INTEREST RATE SWAP AGREEMENTS	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at January 3, 2009	$(2,317)	$(9,127)	$ (512)	$(11,956)
Current period change	716	81	161	958
Balances at January 2, 2010	$(1,601)	$(9,046)	$ (351)	$(10,998)

NOTE H - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at January 2, 2010 and January 3, 2009, along with maturity dates and any unrealized gain. The net unrealized gain is recorded in SG&A in the consolidated statements of income, since the Company did not apply hedge accounting to these contracts.
(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
January 2, 2010
Euro	$ 5,551	2010	$108
Sterling	67	2010	40
Japanese Yen	4,636	2010	338
Hong Kong Dollar	3,877	2010	7
Taiwan Dollar	1,423	2010	10
Total	$15,554		$503
January 3, 2009
Euro	$10,277	2009	$165
Sterling	2,904	2009	(22)
Japanese Yen	4,730	2009	179
Hong Kong Dollar	3,869	2009	(1)
Taiwan Dollar	1,357	2009	(15)
Total	$23,137		$306

Foreign currency exchange (losses) gains that are included in SG&A expenses approximated $(1.8) million, $1.1 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

In the second quarter of 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated as a cash flow hedge and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to January 2, 2010, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.4 million and is included as a component of accumulated other comprehensive loss. At January 2, 2010, the combined notional value of these three interest rate swaps was $15.0 million.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities. The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity. The carrying amount of long-term debt approximates fair value as a result of the variable interest rate. The fair value of the interest rate swap agreements entered into in the second quarter of 2008, based upon market observable data, was ($0.5) million and ($0.8) million at January 2, 2010 and January 3, 2009, respectively, and was reported in accrued expenses and other liabilities.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has non-contributory defined benefit pension plans and a defined contribution retirement plan (consisting of savings plans and a non-contributory profit sharing plan), which cover substantially all domestic employees.

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

The Company's matching contributions to its savings plans are made all in cash. In fiscal 2009, 2008 and 2007 expenses related to this plan were approximately $0.9 million, $1.1 million and $0.9 million, respectively. There were no profit sharing plan contributions during this three-year period. The Company also maintains a deferred compensation plan that is offered to certain key executives and non-employee directors. Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries. The Company does not provide its employees with any postretirement benefits other than those described above.

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

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:
(THOUSANDS OF DOLLARS)	2009	2008
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$ 47,265	$ 45,250
Service cost	100	79
Interest cost	3,001	2,919
Curtailments/Settlements	(3,381)	-
Actuarial loss	2,131	1,664
Benefits paid	(2,166)	(2,544)
Administrative expenses paid	(123)	(103)
Benefit Obligation at End of Year	$ 46,827	$ 47,265
Change in Plan Assets
Fair value of plan assets at end of prior year	$ 30,832	$ 38,554
Actual return on plan assets	4,058	(6,631)
Employer contributions	146	1,556
Plan settlements	(2,378)	-
Benefits paid	(2,166)	(2,544)
Administrative expenses paid	(123)	(103)
Fair Value of Plan Assets at End of Year	$ 30,369	$ 30,832

(THOUSANDS OF DOLLARS)	2009	2008
Funded Status
Deficiency of plan assets over projected benefit obligation	$(16,458)	$(16,433)
Unrecognized net transition obligation	-	44
Unrecognized prior service cost	94	105
Unrecognized net actuarial loss	13,513	13,893
Accrued Pension Cost (Included in Retirement Plan Obligations)	$ (2,851)	$ (2,391)

Amounts Recognized in the Consolidated Balance Sheets Consist of
Accrued benefit cost - current	$ (1,732)	$ (1,752)
Accrued benefit cost - long-term	(14,726)	(14,681)
Accumulated other comprehensive loss	13,607	14,042
Net Recognized Amount	$ (2,851)	$ (2,391)

Accumulated Benefit Obligation	$ 46,827	$ 47,265

(THOUSANDS OF DOLLARS)	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$ 100	$ 80	$ 81
Interest cost	3,001	2,919	2,812
Expected return on plan assets	(2,504)	(2,975)	(2,874)
Amortization of transition obligation	7	7	7
Amortization of prior service cost	31	65	110
Recognized net actuarial (gain) loss	386	(1)	-
Settlement gain	(185)	-	-
Net Periodic Benefit Cost	$ 836	$ 95	$ 136

	2009		2008		2007
Assumptions:	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN
Weighted Average Assumptions Used	PLANS	PLANS	PLANS	PLANS	PLANS	PLANS
to Determine Benefit Obligation
Discount rate	5.88%	5.90%	6.17%	5.70%	6.40%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	3.75%
Weighted Average Assumptions Used
to Determine Net Periodic Benefit Cost
Discount rate	6.17%	5.70%	6.40%	5.50%	5.90%	4.65%
Expected return on plan assets	7.80%	4.0%	8.125%	4.30%	8.125%	3.90%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The Company decreased the discount rate on domestic plans to 5.88% in 2009 from 6.17% in 2008 to reflect market interest rate conditions. In establishing the long-term rate of return on assets assumption of 7.8%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns on the frozen domestic plan for those asset categories. That weighted-average return approximates 7.8%. The Company monitors investment results against benchmarks such as the Russell 1000 Growth Index and the Russell 2000 Value Index for the equity portion of the portfolio and the Barclays Capital US Long Credit A+ Index for fixed income investments. Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 7.8% assumption.

Plan Asset Information: Asset Category	TARGET ALLOCATION FYE 2010	ALLOCATION PERCENTAGE FYE 2009	ALLOCATION PERCENTAGE FYE 2008
Domestic Equities	35%	17.9%	27.6%
International Equities	10%	9.4%	6.1%
Fixed Income Securities	40%	56.9%	49.5%
All Asset Fund	15%	14.7%	0%
Cash/Other	0%	1.1%	16.8%
	100%	100%	100%

The investment objective of the Plan is to exceed the actuarial long-term rate of return on assets assumption of 7.8%. To that end, it is the Plan's practice to invest the assets in accordance with the targeted allocation established for each asset category. These targeted asset allocation ranges have been established in accordance with the overall risk and return objectives of the portfolio. The Plan employs other risk management practices that stress diversification and liquidity. For equity investments, no more than 10% of the equity portfolio can be invested in one issuer and typically no more than 20% of equity assets can be invested in one industry. Shares must be listed on major stock exchanges to assure liquidity. Debt securities are similarly governed by risk management rules. No more than 5% of the total portfolio may be invested in one issuer (except the United States government), and no one issuer can exceed 5% of the outstanding shares of that issuer. There are also quality ratings associated with debt securities that the Plan managers must adhere to. Certain assets or transactions are prohibited in the management of Plan assets, such as commodities, real estate (except mutual funds or REITS), venture capital, private placements, purchasing securities on margin and short selling.

The Company expects to contribute $1.5 million to its defined benefit pension plan, $0.8 million to its defined contribution retirement plan and $0.2 million to its excess benefit plan in 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
(THOUSANDS OF DOLLARS)	2010	2011	2012	2013	2014	2015 - 2019
	$2,023	$2,094	$2,234	$2,359	$2,491	$14,445

The fair value framework requires the categorization of pension plan assets into three levels based upon the assumptions (inputs) used to price the pension plan assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets.
Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Domestic Equities (A)	$ 4,135	$ -	$ -	$ 4,135
International Equities (A)	2,255	-	-	2,255
Fixed Income Securities (A), (B)	13,622	144	-	13,766
Foreign Fixed Income Securities (B)	-	6,447	-	6,447
All Asset Fund (A)	3,515	-	-	3,515
Cash and Cash Equivalents	251	-	-	251
Total Assets at Fair Value	$23,778	$6,591	$ -	$30,369
(A)	Value based on quoted market prices of identical instruments
(B)	Valued daily by the fund using a market approach with inputs that include quoted market prices of identical instruments to the underlying investments

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

The fair value of each stock option granted under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share of stock options granted during fiscal 2009 and 2008 was $0.89 and $1.38, respectively. No stock options were granted in fiscal 2007. The key assumptions used to value the options granted in 2009 and 2008 were a 1.98% weighted-average risk-free rate, an average expected life of 7 years, 36.69% volatility and a 0% dividend yield. It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. At January 2, 2010 the intrinsic value of the stock options outstanding and exercisable was $0.9 million and $0.3 million, respectively, based upon a stock price of $4.98. At January 3, 2009 the intrinsic value of the stock options outstanding and exercisable was $0 based upon a stock price of $2.68. No stock options were exercised in 2009 and 2008. The total intrinsic value of options exercised in 2007 was $0.8 million. In 2007, largely due to the exercise of stock options, the Company generated $2.1 million from the sale of Class A common stock. The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances. At January 2, 2010, there were 2,395,476 shares reserved and 1,212,997 shares available to be issued under the OI Plan.

Stock plan activity during the year ended January 2, 2010 was as follows:
Stock Plan:	OPTIONS VESTED AND EXPECTED TO VEST	WEIGHTED AVERAGE EXERCISE PRICE OR FAIR VALUE PER SHARE	SHARES RESERVED
Outstanding at January 3, 2009	1,742,650	$ 5.92	2,224,550
Stock Options Granted	10,000	$ 2.26	-
Stock Options Cancelled	(570,171)	$ 4.63	-
Restricted Stock Cancelled	-	$ 6.24	217,633
Director Retainers	-	$ 3.17	(46,707)
Outstanding at January 2, 2010	1,182,479	$ 5.07	2,395,476

Following is information with respect to non-vested equity shares:
2009
Non-Vested Equity Shares Outstanding at Beginning of Year	620,081
Vested	(60,998)
Cancelled	(217,633)
Non-Vested Equity Shares Outstanding at End of Year	341,450

Weighted average grant-date fair value:
Non-Vested Equity Shares Outstanding at Beginning of Year	$8.28
Vested	$6.53
Cancelled	$6.24
Non-Vested Equity Shares Outstanding at End of Year	$9.89

The total fair value of Non-Vested Equity Shares that vested in 2009 was $0.4 million. Compensation expense recognized for Non-Vested Equity Shares under the OI Plan amounted to $0.5 million, $1.2 million and $0.5 million for fiscal 2009, 2008 and 2007, respectively. At January 2, 2010, the total unrecognized cost for Non-Vested Equity Shares under the OI Plan was approximately $0.5 million with a weighted-average life of 1 year. The related tax (provision) benefit on compensation expense recognized under the OI Plan was $(0.1) million, essentially zero and $0.4 million in fiscal, 2009, 2008 and 2007, respectively.

Director Retainers are shares of Company stock issued to Directors for services performed for the Company; they vest upon issuance. The expense related to Director Retainer shares for 2009, 2008 and 2007 were $0.1 million, $0.2 million and $0.1 million, respectively.

The Company also has an Employee Stock Purchase Plan (the "ESP Plan"), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase. A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 81,822, 86,729 and 89,384 at January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

NOTE K - INCOME TAXES

The components of income before income taxes were:
(THOUSANDS OF DOLLARS)	2009	2008	2007
U.S.	$ (2,901)	$ (767)	$ 6,315
Non-U.S.	3,271	3,536	3,050
	$ 370	$ 2,769	$ 9,365

The provision for income taxes consists of the following:
(THOUSANDS OF DOLLARS)	2009	2008	2007
Currently Payable (Receivable):
Federal	$ (879)	$ (767)	$ 3,968
State	(182)	334	334
Foreign	1,015	897	559
	(46)	464	4,861
Deferred:
Federal	(1,403)	1,732	(2,382)
State	29	(9)	(5)
Foreign	(65)	88	164
	(1,439)	1,811	(2,223)
Total	$ (1,485)	$ 2,275	$ 2,638

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from operations is as follows:
(THOUSANDS OF DOLLARS)	2009	2008	2007
Statutory Federal income tax provision	$ 130	$ 969	$ 3,278
State income tax expense, less Federal tax benefit	(118)	217	243
Foreign tax rate differential	(298)	4	(345)
Goodwill Impairment	-	1,380	-
Adjustment related to uncertain tax benefits	(367)	(283)	(503)
Settlement of items subject to audit	(818)	-	-
Miscellaneous	(14)	(12)	(35)
Income Tax Provision	$ (1,485)	$ 2,275	$ 2,638

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2010 and January 3, 2009 are as follows:
(THOUSANDS OF DOLLARS)	2009	2008
Current Deferred Tax Assets and Liabilities:
Assets:
Additional costs inventoried for tax purposes and
inventory adjustments not deductible for tax purposes	$ 2,658	$ 2,121
Excess benefit plan	825	841
Accrued pension costs	490	706
Other	2,265	1,729
	6,238	5,397
Less valuation allowance	(1,146)	(1,001)
Current Deferred Tax Assets	5,092	4,396
Liabilities:
Current Deferred Tax Liabilities	-	(55)
Net Current Deferred Tax Asset	$ 5,092	$ 4,341

Long-Term Deferred Tax Assets:
Intangible assets	$ 1,094	$ 2,245
Accrued warranty costs	755	713
Foreign tax credit carryforward	2,054	-
Net operating loss carryforward	3,020	2,835
Accrued pension costs	5,486	5,636
Deferred gain on sale of real estate	1,512	1,506
Property, plant and equipment, principally due to
differences in depreciation	384	881
Other	1,032	1,155
	15,337	14,971
Less valuation allowance	(3,559)	(3,491)
Long-Term Deferred Tax Asset	$11,778	$11,480
Net Deferred Tax Asset	$16,870	$15,821

At January 2, 2010 and January 3, 2009, undistributed earnings of foreign subsidiaries amounted to approximately $26.2 million and $22.9 million, respectively. These earnings could become subject to additional tax if they are remitted as dividends or if certain other circumstances exist. The amount of additional taxes that might be payable on the undistributed foreign earnings of $26.2 million approximates $8.3 million. This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

At January 2, 2010, the Company had state net operating loss carryforwards of approximately $27.7 million, which expire in fiscal years from 2010 to 2028. Net operating loss carryforwards for certain foreign subsidiaries were approximately $4.3 million for tax purposes. A portion of these losses will expire in fiscal years from 2010 to 2022 and a portion does not expire. A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized. The increase of $0.2 million in the valuation allowance in fiscal 2009 primarily related to changes in the state deferred tax assets.

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

The Company recorded a charge to retained earnings of $0.7 million in fiscal 2007 as a result of the adoption of an accounting standard update regarding uncertain tax positions. As of January 3, 2009, the Company had provided a liability of $1.8 million for unrecognized tax benefits related to various Federal, state and foreign income tax matters. Of this amount, $0.5 million of the unrecognized tax benefit would have impacted the Company's tax rate, if recognized. As of January 2, 2010, the liability is $0.6 million and $0.5 million of the unrecognized tax benefit would impact the Company's effective tax rate, if recognized.

The following is a tabular reconciliation of beginning and ending balances of unrecognized tax benefits.
(THOUSANDS OF DOLLARS)	2009	2008	2007
Beginning of Year	$ 1,848	$ 2,063	$ 2,114
Gross decreases - tax positions in prior period	(722)	(18)	(23)
Gross increases - tax positions in prior period	-	-	5
Gross increases - current period tax positions	98	9	44
Lapse of statute of limitations	(638)	(206)	(77)
End of Year	$ 586	$ 1,848	$ 2,063

The Company is currently subject to audit by the Internal Revenue Service ("IRS") and certain foreign jurisdictions for the calendar years ended 2006 through 2009. The Company concluded the IRS audit of the 2005 tax year in the first quarter of 2009 and recorded those results in that quarter. In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2005; this varies depending on the jurisdiction. The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2005 through 2009.

As of January 3, 2009, the Company had accrued $0.5 million of interest and $0.1 million of penalties related to uncertain tax positions. As of January 2, 2010, the amount of accrued interest is $0.2 million and the amount of accrued penalties is $0.1 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The liabilities resulting from the adoption of an accounting standard update related to uncertain tax positions, including tax, interest and penalty, are included in other long-term liabilities on the Company's consolidated balance sheet.

The Company is subject to income taxes in many jurisdictions around the world. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Although the Company believes the estimates for uncertain tax positions are reasonable and recorded in accordance with accounting standards, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on the Company's income tax provision and net income in the period or periods in which the determination is made. Changes in estimates made in fiscal 2009 and 2008 were the result of more precise information, current actions by taxing authorities and the expiration of statutes of limitation in certain jurisdictions.

NOTE L - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended January 2, 2010:
(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2009:
Revenues from external customers	$ 90,892	$ 50,872	$141,764
Depreciation and amortization	4,374	1,499	5,873
Operating (loss) income	(4,756)	6,056	1,300
Restructuring charges	1,860	-	1,860
Segment assets	94,358	44,061	138,419
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	4,181	1,737	5,918
2008:
Revenues from external customers	$111,455	$ 48,691	$160,146
Depreciation and amortization	4,610	1,171	5,781
Operating (loss) income	(4,328)	7,879	3,551
Restructuring charges	2,526	-	2,526
Goodwill impairment charge	3,944	-	3,944
Segment assets	99,836	44,123	143,959
Goodwill	-	14,526	14,526
Expenditures for long-lived assets	3,922	19,604	23,526

(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2007:
Revenues from external customers	$115,313	$ 36,572	$151,885
Depreciation and amortization	4,528	426	4,954
Operating income	3,656	5,879	9,535
Restructuring charges	285	-	285
Segment assets	107,930	21,107	129,037
Goodwill	3,944	3,344	7,288
Expenditures for long-lived assets	8,543	908	9,451

Total Company and segment operating (loss) income reconciles to consolidated income before income taxes by the inclusion of interest income, interest expense and other income.

Geographic Information
(THOUSANDS OF DOLLARS)	2009	2008	2007
NET SALES:
United States	$ 80,891	$ 85,794	$ 79,038
Europe, Middle East and Africa	33,238	43,902	43,534
Asia Pacific	18,906	20,609	19,463
International Americas	8,729	9,841	9,850
Total Consolidated Net Sales	$141,764	$160,146	$151,885
Revenues are attributed to countries based on the location of customers.

LONG-LIVED ASSETS:
United States	$ 32,451	$ 32,305	$ 19,391
Foreign countries	9,165	8,958	9,402
Total Consolidated Long-Lived Assets	$ 41,616	$ 41,263	$ 28,793

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases administrative facilities and/or manufacturing and warehouse space for its CAD segment operations in Rhode Island, U.S., the United Kingdom, France, Japan, Hong Kong, Taiwan, Singapore and China. The CAD segment also leases retail facilities in Massachusetts and the United Kingdom. The Company's COG segment leases administrative and warehouse facilities in Florida and Colorado. All leases expire prior to the end of 2017. Real estate taxes, insurance, and maintenance expenses are generally obligations of the Company. It is expected that in the ordinary course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2010. Rent expense for leased facilities was approximately $3.6 million, $3.0 million and $2.6 million in 2009, 2008 and 2007, respectively. At January 2, 2010, future minimum lease payments under all such non-cancelable leases, including renewal options the Company believes it will exercise, were approximately:
(THOUSANDS OF DOLLARS)	2010	2011	2012	2013	2014	Thereafter	Total
	$ 3,440	$ 3,008	$ 2,737	$ 2,656	$ 2,568	$6,122	$20,531

The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for contribution for Site investigation costs. Site investigation costs (excluding the required remedy) are currently estimated at $7 million. Settlement discussions are ongoing and the Company expects that settlement will be reached at a level that is not material.

The Company expects that the Federal Environmental Protection Agency ("EPA") will select a remedy for the Site in the fall of 2010. At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site. The EPA contends that the Company is a PRP at the Site. During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs. Neither the cost of the remedy nor the identity of all PRPs is known at this time. Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JANUARY 2, 2010				JANUARY 3, 2009
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$1,427	$ -	$ -	$1,427	$10,955	$ -	$ -	$10,955
Short-term investments (B)	7,217	-	-	7,217	1,193	-	-	1,193
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	614	-	614	-	581	-	581
Total Assets at Fair Value	$8,644	$614	$ -	$9,258	$12,148	$ 581	$ -	$12,729
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$ -	$541	$ -	$ 541	$ -	$ 788	$ -	$ 788
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	111	-	111	-	275	-	275
Total Liabilities at Fair Value	$ -	$652	$ -	$ 652	$ -	$1,063	$ -	$ 1,063
(A)	Value based on quoted market prices of identical instruments, fair value included in cash and cash equivalents
(B)	Value based on quoted market prices of identical instruments
(C)

Value based on the present value of the forward rates less the contract rate multiplied by the notional amount, fair value included in other current assets or accounts payable, accrued expenses and other liabilities

(D)	Value derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, fair value included in accounts payable, accrued expenses and other liabilities

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

The effective portion of the pre-tax losses (gains) on our derivative instruments for the twelve month periods ended January 2, 2010 and January 3, 2009 are categorized in the following table:
(THOUSANDS OF DOLLARS)	GAINS RECOGNIZED IN STATEMENT OF OPERATIONS		GAINS (LOSSES) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
	JANUARY 2, 2010	JANUARY 3, 2009	JANUARY 2, 2010	JANUARY 3, 2009
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$ 503	$ 306	$ -	$ -
Cash Flow Hedges:
Interest rate swaps	$ -	$ -	$ 161	$(512)
(A)	Included in selling, general and administrative expenses

NOTE P - SHORT-TERM INVESTMENTS

At January 2, 2010, the Company had short-term equity investments with a value of $7.2 million, classified as trading securities. Realized and unrealized gains or losses on these short-term investments are included in other income. The net unrealized loss on short-term investments held at January 2, 2010 was approximately $0.3 million.

NOTE Q - RELATED PARTY TRANSACTION

In the fourth quarter of 2009, the Company's Board of Directors approved and the Company executed a transaction to purchase 1.5 million shares of the Company's Class A common stock for approximately $5.2 million from Galal Doss, a Director of the Company.

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended January 2, 2010 and January 3, 2009:
(THOUSANDS, EXCEPT PER SHARE DATA)
2009:	APRIL 4		JULY 4	OCTOBER 3	JANUARY 2
Net Sales	$30,840		$37,306	$34,129	$39,489
Gross Profit	16,756		20,402	17,945	21,615
Net (Loss) Income	(949)		635	926	1,243
Net (Loss) Income Per Share:
Basic	$(0.06)		$0.04	$0.06	$0.09
Diluted	$(0.06)		$0.04	$0.06	$0.09

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	14,847		14,581	14,578	14,400
Effect of Dilutive Securities:
Common stock equivalents	-	(A)	12	68	55
Denominator for Diluted Net Income Per Share	14,847		14,593	14,646	14,455

(A)	178 incremental shares related to options are not included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.

(THOUSANDS, EXCEPT PER SHARE DATA)
2008:	MARCH 29	JUNE 28	SEPTEMBER 27	JANUARY 3
Net Sales	$36,257	$43,208	$38,974	$41,707
Gross Profit	19,971	24,373	22,233	22,735
Net Income (Loss)	602	1,873	1,760	(3,740)
Net Income (Loss) Per Share:
Basic	$0.04	$0.12	$0.12	$(0.25)
Diluted	$0.04	$0.12	$0.11	$(0.25)
Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	15,070	14,987	14,999	14,887
Effect of Dilutive Securities:
Common stock equivalents	353	396	336	-	(B)
Denominator for Diluted Net Income Per Share	15,423	15,383	15,335	14,887

(B)	62 incremental shares related to options are not included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
Item 9A(T)	CONTROLS AND PROCEDURES

A	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 2, 2010.
B	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission. Based on this evaluation under the framework in Internal control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.
C	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None

PART III
Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Election of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the 2010 annual meeting of shareholders, which sections are incorporated by reference herein. See also the "Executive Officers of the Company" section of "Business" in Item 1 of this Annual Report on Form 10-K.

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

See "Executive Compensation, Compensation Discussion and Analysis," "Compensation Committee Report" and "Director Compensation" in the registrant's definitive proxy statement for the 2010 annual meeting of shareholders, which section is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for the 2010 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of January 2, 2010:
	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans
approved by security holders	1,182,479	$5.07	1,212,997
Equity compensation plans not
approved by security holders	-	-	-
Total	1,182,479	$5.07	1,212,997

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See "Election of Directors" in the registrant's definitive proxy statement for the 2010 annual meeting of shareholders, which sections are incorporated by reference herein.
Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

See "Appointment of Independent Public Accountants" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the 2010 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009

Consolidated Statements of Income for the Years Ended January 2, 2010,
January 3, 2009 and December 29, 2007

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007

Consolidated Statements of Cash Flows for the Years Ended January 2, 2010,
January 3, 2009 and December 29, 2007

Notes to Consolidated Financial Statements

(3) Listing of Exhibits

EXHIBIT
	NUMBER	DESCRIPTION

	(3.1)	Restated Articles of Incorporation and By-laws (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1980)

	(3.2)	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1994)

	(3.3)	Amendment to By-laws adopted December 2, 1988 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1989)

	(3.4)	Amendment to By-laws adopted February 6, 1992 (incorporated by reference to Exhibit (3) to the registrant's report on Form 10-K for the year ended December 31, 1991)

	(10.1)	A.T. Cross Company Unfunded Excess Benefit Plan (as amended) (incorporated by reference to
Exhibit (10.6) to the registrant's report on Form 10-K for the year ended December 31, 1994) *

	(10.2)	A.T. Cross Company Executive Life Insurance Program (incorporated by reference to Exhibit (10.8) to the Registrant's report on Form 10-K for the year ended December 31, 1997) *

	(10.3)	A.T. Cross Company Deferred Compensation Plan for Employee Officers and Directors (incorporated by Reference to Exhibit (10.4) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.4)	A.T. Cross Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit (10.5) to the registrant's report on Form 10-K for the year ended
December 28, 2002) *

	(10.5)	A.T. Cross Company Omnibus Incentive Plan (incorporated by reference to Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended July 3, 2004) *

	(10.6)	Executive Employment Contract - Charles S. Mellen dated November 21, 2004 (incorporated by reference to Exhibit (10.9) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.7)	Executive Employment Contract - Kevin F. Mahoney dated January 11, 2005 (incorporated by reference to Exhibit (10.10) to the registrant's report on Form 10-K for the year ended January 1, 2005) *

	(10.8)	A.T. Cross Company Long Term Incentive Plan and Severance Program for senior management
(incorporated by reference to the registrant's report on Form 8-K filed October 25, 2005) *

	(10.9)	Credit Agreement and first amendment with Bank of America, N.A., (incorporated by reference to
Exhibit (10) to the registrant's report on Form 10-Q for the quarterly period ended October 3, 2009)

	(10.10)	Second amendment to Credit Agreement with Bank of America, N.A. (incorporated by reference to
Exhibit (10) to the registrant's report on Form 10-K for the year ended January 3, 2009) *

	(10.11)	Third amendment to Credit Agreement with Bank of America, N.A.

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
Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/RUSSELL A. BOSS__________ (Russell A. Boss)	Chairman & Director	March 15, 2010

/s/DAVID G. WHALEN__________ (David G. Whalen)	President & Director (Chief Executive Officer)	March 15, 2010

/s/KEVIN F. MAHONEY_________ (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 15, 2010

/s/GARY S. SIMPSON__________ (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 15, 2010

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 15, 2010

/s/EDWARD J. COONEY_______ (Edward J. Cooney)	Director	March 15, 2010

/s/GALAL P. DOSS____________ (Galal P. Doss)	Director	March 15, 2010

/s/SUSAN M. GIANINNO _______ (Susan M. Gianinno)	Director	March 15, 2010

/s/HARLAN M. KENT ________ (Harlan M. Kent)	Director	March 15, 2010

/s/ANDREW J. PARSONS______ (Andrew J. Parsons)	Director	March 15, 2010

/s/JAMES C. TAPPAN__________ (James C. Tappan)	Director	March 15, 2010