Form 10-Q
period 2010-04-03
CROSS A T CO
filed 2010-05-14
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q (Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010 or
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
		Large accelerated filer	__	Accelerated filer		__
		Non-accelerated filer	X	Smaller reporting company		__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
				__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2010:
		Class A common stock - Class B common stock -		12,025,738 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	APRIL 3, 2010	JANUARY 2, 2010
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$ 10,015	$ 10,443
Short-term investments	-	7,217
Accounts receivable, less allowance for doubtful accounts of
$1,131 at April 3, 2010 and $1,129 at January 2, 2010	24,958	29,546
Inventories	30,367	25,329
Deferred income taxes	4,351	5,092
Other current assets	7,240	5,895
Total Current Assets	76,931	83,522

Property, Plant and Equipment, Net	15,601	15,953
Goodwill	15,279	15,279
Intangibles, Net	10,192	10,383
Deferred Income Taxes	10,936	11,778
Other Assets	1,458	1,504
Total Assets	$ 130,397	$ 138,419
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$ 18,058	$ 18,709
Short-Term Debt	15,221	-
Accrued compensation and related taxes	3,870	5,504
Retirement plan obligations	2,198	2,378
Total Current Liabilities	39,347	26,591

Long-Term Debt	-	19,721
Retirement Plan Obligations	13,573	14,726
Deferred Gain on Sale of Real Estate	3,129	3,259
Other Long-Term Liabilities	1,042	1,231
Accrued Warranty Costs	1,467	1,441
Commitments and Contingencies (Note L)	-	-
Total Liabilities	58,558	66,969
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,681 shares issued and
11,771 shares outstanding at April 3, 2010, and 17,660 shares
issued and 11,854 shares outstanding at January 2, 2010	17,681	17,660
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at April 3, 2010 and January 2, 2010	1,805	1,805
Additional paid-in capital	25,316	23,574
Retained earnings	74,915	74,741
Accumulated other comprehensive loss	(11,509)	(10,998)
Treasury stock, at cost	(36,369)	(35,332)
Total Shareholders' Equity	71,839	71,450
Total Liabilities and Shareholders' Equity	$ 130,397	$ 138,419

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	APRIL 3, 2010	APRIL 4, 2009

Net sales	$ 34,373	$ 30,840
Cost of goods sold	14,854	14,084
Gross Profit	19,519	16,756

Selling, general and administrative expenses	16,700	16,554
Service and distribution costs	1,628	1,612
Research and development expenses	665	619
Restructuring charges	-	60
Operating Income (Loss)	526	(2,089)

Interest income	2	10
Interest expense	(288)	(256)
Other income (expense)	9	(345)
Interest and Other Expense	(277)	(591)

Income (Loss) Before Income Taxes	249	(2,680)

Income tax provision (benefit)	75	(1,731)

Net Income (Loss)	$ 174	$ (949)

Basic and Diluted Net Income (Loss) Per Share:
Net Income (Loss) Per Share	$ 0.01	$ (0.06)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	13,269	14,847
Effect of dilutive securities	86	-	(A)
Denominator for Diluted Net Income (Loss) Per Share	13,355	14,847

(A) 178 incremental shares related to options are not included due to the net loss in the quarter since the effect of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 3, 2010	APRIL 4, 2009

Net Income (Loss)	$ 174	$ (949)
Other Comprehensive Income (Loss), Net of Tax:
Minimum pension liability adjustment, net of related tax	33	32
Unrealized gain on interest rate swap	41	11
Foreign currency translation adjustments	(585)	15
Comprehensive Loss	$ (337)	$ (891)

See notes to condensed consolidated financial statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)	APRIL 3, 2010	APRIL 4, 2009
CASH (USED IN) PROVIDED BY:
Operating Activities:
Net Income (Loss)	$ 174	$ (949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,678	1,495
Restructuring charges	-	60
Restructuring charges paid	(485)	(582)
Amortization of deferred gain	(130)	(130)
Provision for bad debts	67	282
Deferred income taxes	1,544	(106)
Provision for accrued warranty costs	227	99
Warranty costs paid	(201)	(130)
Stock-based compensation and directors' fees	716	251
Unrealized losses on short-term investments	-	46
Unrealized (gains) losses on foreign exchange contracts	(40)	91
Reversal of payroll and non-income tax reserves	(34)	(30)
Unrealized foreign currency transaction losses (gains)	70	(51)
Changes in operating assets and liabilities:
Accounts receivable	4,159	5,697
Inventories	(5,414)	(4,996)
Other assets	(1,057)	34
Accounts payable and other liabilities	(3,027)	(2,219)
Net Cash Used in Operating Activities	(1,753)	(1,138)

Investing Activities:
Payments related to the acquisition of Native, net of cash acquired	-	(185)
Additions to property, plant and equipment	(1,166)	(1,109)
Purchases of short-term investments	(2,999)	(10,188)
Sales of short-term investments	10,216	8,841
Additions to trademarks and patents	(55)	(81)
Net Cash Provided by (Used in) Investing Activities	5,996	(2,722)

Financing Activities:
Repayment of bank borrowings	(4,500)	-
Purchase of treasury stock	-	(547)
Proceeds from sale of Class A common stock	9	9
Net Cash Used in Financing Activities	(4,491)	(538)

Effect of exchange rate changes on cash and cash equivalents	(180)	(4)

Decrease in Cash and Cash Equivalents	(428)	(4,402)

Cash and cash equivalents at beginning of period	10,443	18,629

Cash and Cash Equivalents at End of Period	$ 10,015	$ 14,227

Income taxes paid, net	136	434
Interest paid	266	247

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2010

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of April 3, 2010, and the results of operations for the three-month periods ended April 3, 2010 and April 4, 2009. The results of operations for the three-month period ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 2010, which includes consolidated financial statements and notes thereto for the years ended January 2, 2010, January 3, 2009 and December 29, 2007. The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	APRIL 3, 2010	JANUARY 2, 2010
Finished goods	$15,754	$13,972
Work in process	3,638	3,154
Raw materials	10,975	8,203
	$30,367	$25,329

NOTE C - Income Taxes
In the first three months of 2010 the effective tax rate was 30.1%. In the first three months of 2009 the effective tax rate was 64.6%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.1 million of income tax benefit, the realization of which was previously considered uncertain. As a result of the IRS audit, deferred taxes increased $0.1 million.

NOTE D - Restructuring Charges
In 2008, the Company restructured Cross Accessory Division ("CAD") Lincoln based manufacturing operations in order to increase its competitiveness in the global marketplace by further leveraging the investment in China manufacturing operations. The Company also closed several underperforming retail stores and reduced headcount at its Lincoln facility. These restructuring programs, which were substantially complete by end of the first quarter of 2009, moved Lincoln manufacturing operations to the Company's China facility and reduced the total retail store count by four. Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected by these programs. In the third quarter of 2009, the Company expanded its restructuring efforts to further reduce headcount at its Lincoln and European facilities. Approximately $1.9 million of restructuring charges were recognized in 2009. The Company incurred pre-tax restructuring charges of approximately $4.4 million since the inception of these programs. Of this $4.4 million, approximately $2.4 million was for severance and related expenses and approximately $2.0 million was for transition and other costs. The Company does not expect further charges under this program. The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 2, 2010	$676	$ 95	$ 771
Cash payments	(390)	(95)	(485)
Balances at April 3, 2010	$286	$ -	$ 286

NOTE E - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG"). The Company evaluates segment performance based upon operating profit or loss. Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 3, 2010	APRIL 4, 2009
Revenues from External Customers:
CAD	$ 20,716	$ 18,765
COG	13,657	12,075
Total	$ 34,373	$ 30,840
Depreciation and Amortization:
CAD	$ 1,294	$ 1,126
COG	384	369
Total	$ 1,678	$ 1,495
Restructuring Charges:
CAD	$ -	$ 60
COG	-	-
Total	$ -	$ 60
Segment Operating Income (Loss):
CAD	$ (591)	$ (2,863)
COG	1,117	774
Total	$ 526	$ (2,089)

Total Interest and Other Expense:	$ (277)	$ (591)

Total Income (Loss) Before Income Taxes:	$ 249	$ (2,680)

Expenditures for Long-Lived Assets:
CAD	$ 1,019	$ 789
COG	202	401
Total	$ 1,221	$ 1,190
(THOUSANDS OF DOLLARS)
	APRIL 3, 2010	JANUARY 2, 2010
Segment Assets:
CAD	$ 81,821	$ 94,358
COG	48,576	44,061
Total	$130,397	$138,419
Goodwill:
CAD	$ -	$ -
COG	15,279	15,279
Total	$ 15,279	$ 15,279

NOTE F - Warranty Costs
The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure. CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years. Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship. Estimated warranty costs are accrued at the time of sale. The most significant factors in the estimation of accrued warranty costs include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair. The current portions of accrued warranty costs were $0.5 million at April 3, 2010 and January 2, 2010, and were recorded in accrued expenses and other liabilities. The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 3, 2010	APRIL 4, 2009
Accrued Warranty Costs - beginning of period	$ 1,936	$ 1,823
Warranty costs accrued	227	99
Warranty costs paid	(201)	(130)
Accrued Warranty Costs - end of period	$ 1,962	$ 1,792

NOTE G - Line of Credit
In 2008, 2009 and in the first quarter of 2010, the Company amended its secured revolving line of credit with Bank of America, N.A. Under the amended line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro ("Eurocurrency Loans") and up to $30.0 million of other committed loans to the Company ("Committed Loans") at any time. As part of the aggregate availability, the bank may also issue up to $5.0 million in letters of credit. Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty. This amended credit facility matures and amounts outstanding must be paid on March 31, 2011.

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

At April 3, 2010, the outstanding balance of the Company's amended line of credit was $15.2 million, bearing an interest rate of approximately 3.23%, and the unused and available portion, according to the terms of the amended agreement, was $19.8 million. At January 2, 2010, the outstanding balance of the Company's line of credit was $19.7 million, bearing an interest rate of approximately 3.23%, and the unused and available portion, according to the terms of the agreement, was $15.3 million.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 3, 2010	APRIL 4, 2009
Service cost	$ 11	$ 25
Interest cost	560	578
Expected return on plan assets	(567)	(536)
Amortization of unrecognized loss	117	93
Amortization of prior service cost	3	3
Net Periodic Benefit Cost	$ 124	$ 163

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

NOTE I - Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value. The Company has identified two reporting units, consisting of the CAD and COG segments. The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise. The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method. For further discussion about impairment analysis, see the "Impairment Analysis" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 2, 2010.

At April 3, 2010 and January 2, 2010, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment. Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	APRIL 3, 2010			JANUARY 2, 2010
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 9,154	$ 8,643	$ 511	$ 9,108	$ 8,581	$ 527
Patents	3,177	3,060	117	3,168	3,040	128
Customer relationships	3,170	906	2,264	3,170	792	2,378
Non-compete agreements	800	400	400	800	350	450
	$16,301	$13,009	3,292	$16,246	$12,763	3,483
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$10,192			$10,383

Amortization expense for the three month period ended April 3, 2010 was approximately $0.2 million. The estimated future amortization expense for other intangibles remaining as of April 3, 2010 is as follows:

(THOUSANDS OF DOLLARS)	2010	2011	2012	2013	2014	Thereafter
	$690	$843	$636	$532	$478	$113

NOTE J - Financial Instruments

The Company is exposed to market risks arising from adverse changes in foreign exchange and interest rates. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Gains or losses from derivatives used to manage foreign exchange are classified as selling, general and administrative expenses.

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

The Company also uses derivatives that do not qualify for hedge accounting treatment. The Company accounts for such derivatives at market value with the resulting gains and losses reflected in the statements of operations.

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

Foreign Exchange

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable. Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of operations as incurred. Foreign currency derivatives had a total notional value of $21.8 million as of April 3, 2010 and $15.6 million as of January 2, 2010. Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates

In March 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years. These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%. Amounts paid or received under these swap agreements are recorded as adjustments to interest expense. The Company measures hedge ineffectiveness using the "hypothetical" derivative method. These swaps have been designated cash flow hedges and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss. From inception to April 3, 2010, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.3 million and is included as a component of accumulated other comprehensive loss. At April 3, 2010, the combined notional value of these three interest rate swaps was $15.0 million.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	APRIL 3, 2010				JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$2,827	$ -	$ -	$2,827	$1,427	$ -	$ -	$1,427
Short-term investments (B)	-	-	-	-	7,217	-	-	7,217
Derivatives not designated as
Hedging instruments:
Foreign exchange contracts (C)	-	331	-	331	-	614	-	614
Total Assets at Fair Value	$2,827	$331	$ -	$3,158	$8,644	$614	$ -	$9,258

(THOUSANDS OF DOLLARS)	APRIL 3, 2010				JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
Hedging instruments:
Interest rate swaps (D)	$ -	$478	$ -	$ 478	$ -	$541	$ -	$ 541
Derivatives not designated as
Hedging instruments:
Foreign exchange contracts (C)	-	291	-	291	-	111	-	111
Total Liabilities at Fair Value	$ -	$769	$ -	$ 769	$ -	$652	$ -	$ 652
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

Accounts receivable are recorded at net realizable value, which approximates fair value. Accounts payable, included in accounts payable, accrued expenses and other current liabilities, is recorded at historical cost, which approximates fair value due to the short-term nature of the liabilities. Long and short-term debt is recorded at historical cost, which approximates fair value due to the variable interest rate.

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three month periods ended April 3, 2010 and April 4, 2009 are categorized in the following table:

(THOUSANDS OF DOLLARS)	GAINS (LOSSES) RECOGNIZED IN STATEMENT OF OPERATIONS		GAINS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
	APRIL 3, 2010	APRIL 4, 2009	APRIL 3, 2010	APRIL 4, 2009
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$ 40	$ (106)	$ -	$ -
Cash Flow Hedges:
Interest rate swaps	$ -	$ -	$ 41	$ 11
(A)	Included in selling, general and administrative expenses

NOTE K - Short-Term Investments

At April 3, 2010, the Company had no short-term investments. Realized and unrealized gains or losses on these short-term investments are included in other income (expense).

NOTE L - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the "Site"), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island. These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for contribution for Site investigation costs. Site investigation costs (excluding the required remedy) are currently estimated at $7 million. The Company has reached settlement of the case and has paid a settlement amount of $205,000.

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

Cross Accessory Division ("CAD")

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846. Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes. Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, business totes, cufflinks, and stationery. This segment typically records its highest sales and operating income in the fourth quarter of the fiscal year

Cross Optical Group ("COG")

The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses. On March 24, 2008, the Company acquired Native Eyewear, Inc. This segment typically records its highest sales and operating income in the second quarter of the fiscal year.

Results of Operations First Quarter 2010 Compared to First Quarter 2009

In the first quarter of 2010, the Company reported net income of $0.2 million, or $0.01 per basic and diluted share, compared to a net loss of $0.9 million, or $0.06 per basic and diluted share in the first quarter of 2009.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 3, 2010	APRIL 4, 2009	CHANGE
CAD	20,716	18,765	10.4%
COG	13,657	12,075	13.1%
Consolidated Net Sales	$ 34,373	$ 30,840	11.5%

Consolidated net sales were $34.4 million in the first quarter of 2010 compared to $30.8 million in the first quarter of 2009. The effect of foreign exchange was favorable to consolidated first quarter 2010 sales results by approximately $0.6 million, or 1.9 percentage points.

Due to the improving economy, all major CAD divisions reported revenue increases in the first quarter of 2010 compared to 2009. The effect of foreign exchange was favorable to CAD first quarter 2010 sales results by approximately $0.6 million, or 3.0 percentage points. In the Optical segment, revenues from both the Costa and Native brands improved in the first quarter compared to the prior year.

CAD gross margins improved in the first quarter of 2010 to 57.7%. This improvement was primarily the result of cost reduction programs the Company has implemented over the last two years, favorable foreign exchange rates and channel and product mix. COG margins in the first quarter of 2010 were 55.5%, adversely affected primarily by the US Dollar to Japanese Yen exchange rate changes compared to the prior year and changes in product mix.

Operating expenses for the first quarter of 2010 were $19.0 million, or 55.3% of sales, as compared to $18.8 million, or 61.1% of sales, a year ago, an increase of 0.8%. The CAD segment reduced operating expenses by 2.1% in the first quarter of 2010 compared to 2009. The COG segment operating expenses were 6.8% higher than last year, primarily due to sales volume related expenditures and increased marketing expenses.

In the first three months of 2010 the effective tax rate was 30.1%. In the first three months of 2009 the effective tax rate was 64.6%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return. It also included approximately $0.1 million of income tax benefit, the realization of which was previously considered uncertain. As a result of the IRS audit, deferred taxes increased $0.1 million.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents ("cash"), short-term investments, cash generated from operations and amounts available under the Company's line of credit. These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring programs, contributions to the retirement plans, stock repurchase programs and debt service. The Company expects its future cash needs in 2010 will be met by these historical sources of liquidity and capital.

The Company's cash and short-term investment balance of $10.0 million at April 3, 2010 decreased $7.6 million from January 2, 2010. The most significant factors affecting the Company's cash balance are discussed in this section.

Accounts receivable decreased since the end of fiscal 2009 by approximately $4.6 million to $25.0 million. CAD accounts receivable decreased $8.1 million and COG accounts receivable increased $3.5 million. The decline in CAD accounts receivable was primarily due to the seasonally lower sales volume in the first quarter of 2010 compared to the fourth quarter of 2009. The increase in COG accounts receivable was due primarily to the seasonally higher COG sales volume in the first quarter of 2010 compared to the fourth quarter of 2009.

Inventory was $30.4 million at April 3, 2010, an increase of $5.0 million since January 2, 2010. CAD inventory increased $3.1 million and COG inventory levels increased by $1.9 million from year end 2009. The increase in CAD segment inventory was due to planned increases to support higher sales volumes in the last nine months of the year. The increase in COG inventory was to support anticipated higher sales volumes, as COG typically records its highest sales in the second quarter.

In the first quarter of 2010, the Company repaid $4.5 million on its line of credit. As this line of credit matures in March 2011, it has been reclassified from long-term debt to short-term debt. The Company plans to renew its line of credit for a multi-year period in 2010.

The Company contributed $1.5 million to its defined benefit pension plans and expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2010. Additionally, the Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years. The Company anticipates these future funding requirements to be between $1.0 million and $2.0 million per year.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties." The payments will be $0.2 million annually each January through 2012.

The Company has a $35 million secured line of credit with a bank. Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio. The unused and available portion of this line of credit was $19.8 million at April 3, 2010 and $15.3 million at January 2, 2010. The Company was in compliance with its various debt covenants as of April 3, 2010. The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value April 3, 2010
Tangible Net Worth	Cannot be less than $40 million	$46 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$1 million
Consolidated Debt Service Ratio	Cannot exceed 2.5 to 1	1.0:1

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

At April 3, 2010, cash available for domestic operations was approximately $5.3 million, while cash held offshore was approximately $4.7 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 2, 2010.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2009 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of April 3, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended January 2, 2010 for a complete discussion of the Company's legal proceedings. No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business. To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1a. Risk Factors.

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended January 2, 2010 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

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

A. T. CROSS COMPANY

Date: May 14, 2010	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 14, 2010	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer