Form 10-Q
period 2010-07-03
CROSS A T CO
filed 2010-08-16
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	X	Smaller reporting company	__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 2010:
Class A common stock - Class B common stock -		10,542,414 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	July 3, 2010	January 2, 2010
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$9,021	$10,443
Short-term investments	1,063	7,217
Accounts receivable, less allowance for doubtful accounts of
$1,032 at July 3, 2010 and $1,129 at January 2, 2010	28,933	29,546
Inventories	32,769	25,329
Deferred income taxes	4,151	5,092
Other current assets	8,217	5,895
Total Current Assets	$84,154	$83,522

Property, Plant and Equipment less accumulated depreciation of
$89,323 at July 3, 2010 and $86,863 at January 2, 2010	15,944	15,953
Goodwill	15,279	15,279
Intangibles, Net	10,028	10,383
Deferred Income Taxes	10,425	11,778
Other Assets	2,658	1,504
Total Assets	$138,488	$138,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$20,583	$18,709
Accrued compensation and related taxes	6,078	5,504
Retirement plan obligations	2,310	2,378
Total Current Liabilities	$28,971	$26,591

Long-Term Debt	15,221	19,721
Retirement Plan Obligations	13,750	14,726
Deferred Gain on Sale of Real Estate	2,998	3,259
Other Long-Term Liabilities	1,091	1,231
Accrued Warranty Costs	1,504	1,441
Commitments and Contingencies (Note L)	-	-
Total Liabilities	$63,535	$66,969
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 17,692 shares issued and
11,780 shares outstanding at July 3, 2010, and 17,660 shares
issued and 11,854 shares outstanding at January 2, 2010	$17,692	$17,660
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at July 3, 2010 and January 2, 2010	1,805	1,805
Additional paid-in capital	25,538	23,574
Retained earnings	77,629	74,741
Accumulated other comprehensive loss	(11,337)	(10,998)
Treasury stock, at cost	(36,374)	(35,332)
Total Shareholders' Equity	$74,953	$71,450
Total Liabilities and Shareholders' Equity	$138,488	$138,419

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$41,748	$37,306	$76,121	$68,146
Cost of goods sold	17,843	16,904	32,697	30,988
Gross Profit	23,905	20,402	43,424	37,158

Selling, general and administrative expenses	17,435	15,909	34,135	32,463
Service and distribution costs	1,841	1,727	3,469	3,339
Research and development expenses	708	576	1,373	1,195
Restructuring charges	-	737	-	797
Operating Income (Loss)	3,921	1,453	4,447	(636)

Interest income	2	18	4	28
Interest expense	(305)	(362)	(593)	(618)
Other income (expense)	164	161	173	(184)
Interest and Other Expenses	(139)	(183)	(416)	(774)

Income (Loss)Before Income Taxes	3,782	1,270	4,031	(1,410)

Income tax provision (benefit)	1,068	635	1,143	(1,096)

Net Income (Loss)	$2,714	$635	$2,888	$(314)

Net Income (Loss) Per Share:
Basic	$0.20	$0.04	$0.22	$(0.02)
Diluted	$0.20	$0.04	$0.21	$(0.02)

Weighted Average Shares Outstanding:
Denominator for Basic Net Income (Loss) Per Share	13,339	14,581	13,332	14,835
Effect of dilutive securities	119	12	102	-	(A)
Denominator for Diluted Net Income (Loss) Per Share	13,458	14,593	13,434	14,835

(A) One incremental share related to options is not included due to the net loss since the effect of such shares would be anti-dilutive.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net Income (Loss)	$2,714	$635	$2,888	$(314)
Other Comprehensive Income (Loss), Net of Tax:
Minimum pension liability adjustment	39	(43)	72	(11)
Unrealized gain on interest rate swap	78	82	119	93
Foreign currency translation adjustments	55	696	(530)	711
Total Comprehensive Income	$2,886	$1,370	$2,549	$479

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)
CASH (USED IN) PROVIDED BY:
Operating Activities:	July 3, 2010	July 4, 2009
Net Income (Loss)	$2,888	$(314)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,384	3,027
Restructuring charges	-	797
Restructuring charges paid	(724)	(1,150)
Amortization of deferred gain	(261)	(260)
Provision for bad debts	14	304
Deferred income taxes	2,213	(94)
Provision for accrued warranty costs	454	252
Warranty costs paid	(392)	(281)
Stock-based compensation and directors' fees	949	317
Unrealized losses (gains) on short-term investments	45	(84)
Unrealized gains on foreign exchange contracts	(304)	(126)
Unrealized foreign currency transaction losses (gains)	159	(43)
Changes in operating assets and liabilities:
Accounts receivable	231	2,583
Inventories	(7,654)	(5,852)
Other assets	(3,128)	3,498
Accounts payable and other liabilities	2,314	(3,945)
Net Cash Provided by (Used in) Operating Activities	188	(1,371)

Investing Activities:
Purchases of short-term investments	(8,439)	(16,823)
Sales of short-term investments	14,548	14,617
Additions to property, plant and equipment	(2,970)	(2,537)
Additions to trademarks and patents	(137)	(107)
Payments related to the acquisition of Native, net of cash acquired	-	(296)
Net Cash Provided by (Used in) Investing Activities	3,002	(5,146)

Financing Activities:
Repayment of bank borrowings	(4,500)	-
Purchase of treasury stock	(5)	(667)
Proceeds from sale of Class A common stock	9	162
Net Cash Used in Financing Activities	(4,496)	(505)

Effect of exchange rate changes on cash and cash equivalents	(116)	391

Decrease in Cash and Cash Equivalents	(1,422)	(6,631)

Cash and cash equivalents at beginning of period	10,443	18,629

Cash and Cash Equivalents at End of Period	$9,021	$11,998

Income taxes paid, net	$780	$(2,434)
Interest paid	$521	$550

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2010
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of July 3, 2010, and the results of operations for the three-month and six-month periods ended July 3, 2010 and July 4, 2009.  The results of operations for the six-month period ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 2010, which includes consolidated financial statements and notes thereto for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The components of inventory are as follows:
(THOUSANDS OF DOLLARS)	JULY 3, 2010	JANUARY 2, 2010
Finished goods	$17,241	$13,972
Work in process	2,721	3,154
Raw materials	12,807	8,203
	$32,769	$25,329

NOTE C – Income Taxes
In the first six months of 2010 the effective tax rate was 28.3%.  In the first six months of 2009 the effective tax rate was 77.7%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return.  It also included approximately $0.1 million of income tax benefit, the realization of which was previously considered uncertain.  As a result of the IRS audit, deferred taxes increased $0.1 million.

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

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 2, 2010	$676	$95	$771
Cash payments	(629)	(95)	(724)
Balances at July 3, 2010	$47	$-	$47

NOTE E - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2010	JULY 4, 2009	JULY 3, 2010	JULY 4, 2009
Revenues from External Customers:
CAD	$21,383	$20,762	$42,099	$39,527
COG	20,365	16,544	34,022	28,619
Total	$41,748	$37,306	$76,121	$68,146
Depreciation and Amortization:
CAD	$1,305	$1,153	$2,599	$2,279
COG	401	379	785	748
Total	$1,706	$1,532	$3,384	$3,027
Restructuring Charges:
CAD	$-	$737	$-	$797
COG	-	-	-	-
Total	$-	$737	$-	$797
Segment Operating Income (Loss):
CAD	$(609)	$(2,069)	$(1,200)	$(4,932)
COG	4,530	3,522	5,647	4,296
Total	$3,921	$1,453	$4,447	$(636)

Total Interest and Other Expenses:	$(139)	$(183)	$(416)	$(774)

Total Income (Loss) Before Income Taxes:	$3,782	$1,270	$4,031	$(1,410)

Expenditures on Long-Lived Assets:
CAD	$1,449	$1,273	$2,468	$2,062
COG	437	181	639	582
Total	$1,886	$1,454	$3,107	$2,644

	JULY 3, 2010	JANUARY 2, 2010
Segment Assets:
CAD	$85,196	$94,358
COG	53,292	44,061
Total	$138,488	$138,419
Goodwill:
CAD	$-	$-
COG	15,279	15,279
Total	$15,279	$15,279

NOTE F - Warranty Costs
The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of accrued warranty costs include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.5 million at July 3, 2010 and January 2, 2010, and were recorded in accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2010	JULY 4, 2009	JULY 3, 2010	JULY 4, 2009
Accrued Warranty Costs - beginning of period	$1,962	$1,792	$1,936	$1,823
Warranty costs paid	(191)	(151)	(392)	(281)
Warranty costs accrued	227	153	454	252
Accrued Warranty Costs - end of period	$1,998	$1,794	$1,998	$1,794

NOTE G - Line of Credit
In 2008, 2009 and in the first quarter of 2010, the Company amended its secured revolving line of credit with Bank of America, N.A. (the “Bank”).  Under the amended line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $35.0 million, including up to $5.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30.0 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $5.0 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This credit facility would have matured and amounts outstanding would have been payable on March 31, 2011.  However, as discussed in Note M - Subsequent Events, the Company amended and restated its line of credit on July 28, 2010.  This amended credit facility matures on July 28, 2013, as such, the line of credit is classified as long-term debt as of July 3, 2010.

The interest rate for the Committed Loans will be, at the Company's option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the Bank's prime rate plus an applicable margin.  The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin.  The applicable margin for LIBOR and Eurocurrency loans will be an amount between 2.25% and 3.00%, and the applicable margin for federal funds or the Bank's prime rate will be an amount between 1.00% and 1.25%, which will vary from time to time based upon the Company's consolidated leverage ratio.

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants.  The most restrictive covenant restricts the Company from declaring cash dividends on its common stock.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures, a maximum ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement.  Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company.  Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries.

At July 3, 2010, the outstanding balance of the Company's amended line of credit was $15.2 million, bearing an interest rate of approximately 3.23%, and the unused and available portion, according to the terms of the amended agreement, was $19.8 million.  At January 2, 2010, the outstanding balance of the Company's line of credit was $19.7 million, bearing an interest rate of approximately 3.23%, and the unused and available portion, according to the terms of the agreement, was $15.3 million.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2010	JULY 4, 2009	JULY 3, 2010	JULY 4, 2009
Service cost	$11	$25	$22	$50
Interest cost	560	579	1,120	1,157
Expected return on plan assets	(567)	(536)	(1,134)	(1,072)
Amortization of unrecognized loss	117	93	234	186
Amortization of prior service cost	3	3	6	6
Net Periodic Benefit Cost	$124	$164	$248	$327

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

At July 3, 2010 and January 2, 2010, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	JULY 3, 2010			JANUARY 2, 2010
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$9,200	$8,703	$497	$9,108	$8,581	$527
Patents	3,212	3,082	130	3,168	3,040	128
Customer relationships	3,170	1,019	2,151	3,170	792	2,378
Non-compete agreements	800	450	350	800	350	450
	$16,382	$13,254	3,128	$16,246	$12,763	3,483
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$10,028			$10,383

Amortization expense for the three and six month periods ended July 3, 2010 was approximately $0.3 million and $0.5 million, respectively.  The estimated future amortization expense for other intangibles remaining as of July 3, 2010 is as follows:

(THOUSANDS OF DOLLARS)	Remainder 2010	2011	2012	2013	2014	Thereafter
	$461	$859	$652	$548	$495	$113

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of operations as incurred.  Foreign currency derivatives had a total notional value of $22.0 million as of July 3, 2010 and $15.6 million as of January 2, 2010.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In March 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years.  These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%.  Amounts paid or received under these swap agreements are recorded as adjustments to interest expense.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  These swaps have been designated cash flow hedges and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to July 3, 2010, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.2 million and is included as a component of accumulated other comprehensive loss.  At July 3, 2010, the combined notional value of these three interest rate swaps was $15.0 million.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JULY 3, 2010				JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$27	$-	$-	$27	$1,427	$-	$-	$1,427
Short-term investments (B)	1,063	-	-	1,063	7,217	-	-	7,217
Derivatives not designated as
Hedging instruments:
Foreign exchange contracts (C)	-	424	-	424	-	614	-	614
Total Assets at Fair Value	$1,090	$424	$-	$1,514	$8,644	$614	$-	$9,258

(THOUSANDS OF DOLLARS)	JULY 3, 2010				JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
Hedging instruments:
Interest rate swaps (D)	$-	$358	$-	$358	$-	$541	$-	$541
Derivatives not designated as
Hedging instruments:
Foreign exchange contracts (C)	-	119	-	119	-	111	-	111
Total Liabilities at Fair Value	$-	$477	$-	$477	$-	$652	$-	$652
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

Accounts receivable are recorded at net realizable value, which approximates fair value.  Accounts payable, included in accounts payable, accrued expenses and other current liabilities, are recorded at historical cost, which approximates fair value due to the short-term nature of the liabilities.  Long and short-term debt is recorded at historical cost, which approximates fair value due to the variable interest rate.

The effective portion of the pre-tax gains on our derivative instruments for the six month periods ended July 3, 2010 and July 4, 2009 are categorized in the following table:

(THOUSANDS OF DOLLARS)	GAINS (LOSSES) RECOGNIZED IN STATEMENT OF OPERATIONS		GAINS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
	JULY 3, 2010	JULY 4, 2009	JULY 3, 2010	JULY 4, 2009
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$304	$126	$-	$-
Cash Flow Hedges:
Interest rate swaps (B)	$(255)	$(242)	$119	$93
(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE K - Short-Term Investments
At July 3, 2010, the Company had short-term investments of $1.1 million, classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income (expense).  The net unrealized loss on short-term investments held at July 3, 2010 was not material.

NOTE L - Commitments and Contingencies
The Company is named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the “Site”), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island.  These complaints allege that the Company is liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for contribution for Site investigation costs.  Site investigation costs (excluding the required remedy) are currently estimated at $7 million.  The Company has reached settlement of the case and has paid a settlement amount of $205,000.

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

NOTE M – Subsequent Events

Stock Redemption Agreement; Related Party Transaction:
Effective July 7, 2010 The Company entered into a Stock Redemption Agreement with Galal Doss, a director and major stockholder of the Company, to purchase 1.25 million of the Company’s Class A common stock for total consideration of $5,040,000.  The Board of Directors approved the transaction following the review and recommendation by a committee comprised of independent directors of the Board.  The Company completed the stock purchase on July 8, 2010.  A copy of the Stock Redemption Agreement was filed as Exhibit 99.1 on the Company’s Form 8-K filed on July 9, 2010.

Line of Credit:
On July 28, 2010, the Company amended and restated its secured revolving line of credit with Bank of America, N.A.  (the “Bank”).  Under the amended and restated line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40.0 million, including up to $10.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30.0 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This amended credit facility matures and amounts outstanding must be paid on July 28, 2013.

The interest rate for the Committed Loans will be, at the Company's option, either LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 50 basis points or the Bank's prime rate plus an applicable margin.  The interest rate for any Eurocurrency Loans will be an interest settlement rate for deposits in pounds sterling or Euro plus an applicable margin.  The applicable margin for LIBOR and Eurocurrency loans will be an amount between 1.75% and 2.25%, and the applicable margin for federal funds or the Bank's prime rate will be an amount between 0.25% and 0.75%, which will vary from time to time based upon the Company's consolidated leverage ratio.

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants.  The most restrictive covenant requires the Company to maintain a maximum ratio of consolidated funded indebtedness to consolidated adjusted EBITDA over any four-quarter period.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures, each of which is calculated in accordance with the agreement.  Amounts due under the credit agreement are guaranteed by certain domestic and foreign subsidiaries of the Company.  Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries.

This amended and restated credit agreement is included in this Form 10-Q as Exhibit 10.

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

Cross Accessory Division ("CAD")
The Company has been a manufacturer and marketer of fine quality writing instruments since 1846.  Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes.  Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, business totes, cufflinks, and stationery.  Historically, this segment records its highest sales and operating income in the fourth quarter of the fiscal year.

Cross Optical Group ("COG")
The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses.  On March 24, 2008, the Company acquired Native Eyewear, Inc.  Historically, this segment records its highest sales and operating income in the second quarter of the fiscal year.

Results of Operations Second Quarter 2010 Compared to Second Quarter 2009

In the second quarter of 2010, the Company reported net income of $2.7 million, or $0.20 per basic and diluted share, compared to net income of $0.6 million, or $0.04 per basic and diluted share in the second quarter of 2009.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JULY 3, 2010	JULY 4, 2009	CHANGE
Cross Accessory Division (CAD)	$21,383	$20,762	3.0%
Cross Optical Group (COG)	20,365	16,544	23.1%
Consolidated Net Sales	$41,748	$37,306	11.9%

Consolidated net sales were $41.7 million in the second quarter of 2010 compared to $37.3 million in the second quarter of 2009.  The effect of foreign exchange was immaterial to consolidated second quarter 2010 sales results.

The Cross Accessory Division’s sales increased by 3% in the second quarter of 2010 compared to the second quarter of 2009, and after excluding a one-time pipeline fill order to Office Depot in last year’s second quarter, the CAD segment’s revenue would have increased by 11%.  This growth was across every region and among Distributors and Retailers as they are seeing positive sell through this year compared to last.  Business Gift Channel sales also improved as businesses are reinstating gift programs that were put on hold during last year’s recession.  The Cross Optical Group brand grew by 23.1% as both Costa and Native grew at double digit rates in the segment’s second quarter, historically its largest quarter.

Gross margins were 57.3% in the second quarter, 260 basis points higher than the same period last year.  CAD gross margins improved in the second quarter of 2010 to 53.7%, 190 basis points higher than 2009.  This improvement was primarily the result of cost reduction programs the Company has implemented over the last two years and favorable channel and product mix.  COG margins in the second quarter of 2010 were 61.0% up from last year by 260 basis points.

Operating expenses for the second quarter of 2010 were $20.0 million, or 47.9% of sales, as compared to $18.9 million, or 50.8% of sales a year ago; a decrease of 290 basis points.  The CAD segment second quarter operating expenses, after excluding one-time items, was equal to the prior year’s second quarter.  The COG segment’s second quarter operating expenses were 28.5% higher than last year, primarily due to sales volume related expenditures and increased marketing expenses.

In the second quarter of 2010 the effective tax rate was 28.2% compared to 50.0% in the second quarter of 2009.  The decrease is the result of a shift in the percentage of forecasted profitability to tax jurisdictions with lower tax rates during the second quarter of 2010 compared to the second quarter of 2009.

Results of Operations Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009

In the six months ended July 3, 2010, the Company reported net income $2.9 million, or $0.22 per basic share and $0.21 per diluted share, compared to a net loss of $0.3 million, or $0.02 per basic and diluted share, in the six months ended July 4, 2009.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JULY 3, 2010	JULY 4, 2009	CHANGE
CAD	$42,099	$39,527	6.5%
COG	34,022	28,619	18.9%
Consolidated Net Sales	$76,121	$68,146	11.7%

Consolidated net sales were $76.1 million in the first six months of 2010 compared to $68.1 million in the first six months of 2009.  The effect of foreign exchange was favorable to consolidated 2010 sales results by approximately $0.4 million, or 0.6 percentage points.

CAD sales of $42.1 million for the first six months 2010 grew by 6.5% compared to the same period last year.  In the second quarter of 2009, there was a one-time pipeline fill order to Office Depot when Cross became their primary quality writing instrument supplier.  After excluding the effect of this one time order from 2009, CAD’s revenue would have increased 11% with all major CAD divisions reporting revenue increases in the first six months of 2010 compared to 2009.  The effect of foreign exchange was favorable to CAD six months 2010 sales results by approximately $0.4 million, or 1.1 percentage points.
The Optical segment sales grew by 18.9% in the first six months of 2010 compared to 2009 as both Costa and Native reported double digit sales increases.

Consolidated gross profit margins for the six month period were 57.0%, 250 basis points higher than last year’s comparable period margin of 54.5%.  CAD gross profit margins were 55.7% for the first six months of 2010, up by 340 basis points from the prior year period.  This improvement was primarily the result of cost reduction programs the Company has implemented over the last two years as well as favorable channel and product mix.  COG gross profit margins in the first six months of 2010 were 58.7%, or an increase of 110 basis points from the prior year period.

Operating expenses for the first six months of 2010 were $39.0 million, or 51.2% of sales, as compared to $37.8 million, or 55.5% of sales, a year ago, a decrease of 430 basis points.  The CAD segment reduced operating expenses by 3.8% in the first six months of 2010 compared to 2009.  The COG segment operating expenses were 17.7% higher than last year, primarily due to sales volume related expenditures and increased marketing expenses.

In the first six months of 2010 the effective tax rate was 28.3%.  In the first six months of 2009 the effective tax rate was 77.7%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return.  It also included approximately $0.1 million of income tax benefit, the realization of which was previously considered uncertain.  As a result of the IRS audit, deferred taxes increased $0.1 million.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents (“cash”), short-term investments, cash generated from operations and amounts available under the Company's line of credit.  These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, restructuring programs, contributions to the retirement plans, stock repurchase programs and debt service.  The Company expects its future cash needs in 2010 will be met by these historical sources of liquidity and capital.

The Company's cash and short-term investments balance of $10.1 million at July 3, 2010 decreased $7.6 million from January 2, 2010.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $32.8 million at July 3, 2010, an increase of $7.4 million since January 2, 2010.  CAD inventory increased $6.9 million and COG inventory levels increased by $0.5 million from year end 2009.  The increase in CAD segment inventory was due to planned increases to support higher sales volumes in the last six months of the year.

In the first six months of 2010, the Company repaid $4.5 million on its line of credit.

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

The Company has a $35 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  The unused and available portion of this line of credit was $19.8 million at July 3, 2010 and $15.3 million at January 2, 2010.  The Company was in compliance with its various debt covenants as of July 3, 2010.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value July 3, 2010
Consolidated Tangible Net Worth	Cannot be less than $40 million plus 50% of Net Income For Fiscal Years after 2008	$50 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$3 million
Consolidated Leverage Ratio	Cannot exceed 2.5 to 1	0.9:1

On July 28, 2010, subsequent to the balance sheet date, the Company amended and restated its secured revolving line of credit with Bank of America, N.A.  Under the amended and restated line of credit agreement, the bank agreed to make loans to the Company in an aggregate amount not to exceed $40.0 million, including up to $10.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30.0 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plan and contributions to the retirement plans.  Should operating cash flows in 2010 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs.  These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and delaying completion of the stock repurchase plan.

At July 3, 2010, cash and short-term investments available for domestic operations was approximately $6.7 million, while cash and short-term investments held offshore was approximately $3.4 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of July 3, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit 10	Amended and Restated Credit Agreement with Bank of America, N.A.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. T. CROSS COMPANY

Date: August 16, 2010	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 16, 2010	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer