Form 10-Q
period 2010-10-02
CROSS A T CO
filed 2010-11-12
CIK 25793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	X	Smaller reporting company	__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		__	Yes	X	No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2010:
Class A common stock - Class B common stock -		11,107,844 shares 1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	October 2, 2010	January 2, 2010
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$9,582	$10,443
Short-term investments	1,993	7,217
Accounts receivable, less allowance for doubtful accounts of
$1,042 at October 2, 2010 and $1,129 at January 2, 2010	25,858	29,546
Inventories	35,373	25,329
Deferred income taxes	4,151	5,092
Other current assets	5,908	5,895
Total Current Assets	$82,865	$83,522

Property, Plant and Equipment less accumulated depreciation of
$90,972 at October 2, 2010 and $86,863 at January 2, 2010	15,388	15,953
Goodwill	15,279	15,279
Intangibles, Net	9,835	10,383
Deferred Income Taxes	10,143	11,778
Other Assets	2,845	1,504
Total Assets	$136,355	$138,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$17,939	$18,709
Accrued compensation and related taxes	6,113	5,504
Retirement plan obligations	2,351	2,378
Total Current Liabilities	$26,403	$26,591

Long-Term Debt	19,221	19,721
Retirement Plan Obligations	13,834	14,726
Deferred Gain on Sale of Real Estate	2,868	3,259
Other Long-Term Liabilities	654	1,231
Accrued Warranty Costs	1,483	1,441
Commitments and Contingencies (Note L)	-	-
Total Liabilities	$64,463	$66,969
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 18,420 shares issued and
11,125 shares outstanding at October 2, 2010, and 17,660 shares
issued and 11,854 shares outstanding at January 2, 2010	$18,420	$17,660
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at October 2, 2010 and January 2, 2010	1,805	1,805
Additional paid-in capital	25,423	23,574
Retained earnings	79,259	74,741
Accumulated other comprehensive loss	(10,957)	(10,998)
Treasury stock, at cost	(42,058)	(35,332)
Total Shareholders' Equity	$71,892	$71,450
Total Liabilities and Shareholders' Equity	$136,355	$138,419

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$38,156	$34,129	$114,277	$102,275
Cost of goods sold	17,410	16,184	50,107	47,172
Gross Profit	20,746	17,945	64,170	55,103

Selling, general and administrative expenses	15,918	15,090	50,053	47,553
Service and distribution costs	1,897	1,664	5,366	5,003
Research and development expenses	694	745	2,067	1,940
Restructuring charges	-	252	-	1,049
Operating Income (Loss)	2,237	194	6,684	(442)

Interest income	9	3	13	31
Interest expense	(251)	(318)	(844)	(936)
Other (expense) income	(195)	723	(22)	539
Interest and Other (Expense) Income	(437)	408	(853)	(366)

Income (Loss) Before Income Taxes	1,800	602	5,831	(808)

Income tax provision (benefit)	170	(324)	1,313	(1,420)

Net Income	$1,630	$926	$4,518	$612

Net Income Per Share:
Basic	$0.13	$0.06	$0.35	$0.04
Diluted	$0.13	$0.06	$0.34	$0.04

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,124	14,578	12,929	14,823
Effect of dilutive securities	400	68	264	2
Denominator for Diluted Net Income Per Share	12,524	14,646	13,193	14,825

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net Income	$1,630	$926	$4,518	$612
Other Comprehensive Income, Net of Tax:
Minimum pension liability adjustment, net of related tax	(50)	(52)	22	(63)
Unrealized (loss) gain on interest rate swap	(21)	11	98	104
Foreign currency translation adjustments	451	(11)	(79)	700
Total Comprehensive Income	$2,010	$874	$4,559	$1,353

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)
CASH PROVIDED BY (USED IN):
Operating Activities:	October 2, 2010	October 3, 2009
Net Income	$4,518	$612
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,067	4,596
Restructuring charges	-	1,049
Restructuring charges paid	(748)	(1,490)
Amortization of deferred gain	(391)	(391)
Provision for bad debts	85	384
Deferred income taxes	2,412	(19)
Provision for accrued warranty costs	569	388
Warranty costs paid	(527)	(452)
Stock-based compensation and directors' fees	1,559	716
Unrealized losses (gains) on short-term investments	310	(348)
Unrealized losses on foreign exchange contracts	633	36
Unrealized foreign currency transaction losses (gains)	41	(72)
Changes in operating assets and liabilities:
Accounts receivable	3,602	4,466
Inventories	(9,750)	(3,304)
Other assets	(1,326)	2,154
Accounts payable and other liabilities	(1,693)	(5,630)
Net Cash Provided by Operating Activities	4,361	2,695

Investing Activities:
Purchases of short-term investments	(11,295)	(27,424)
Sales of short-term investments	16,209	22,956
Additions to property, plant and equipment	(3,791)	(3,447)
Additions to trademarks and patents	(189)	(153)
Payments related to the acquisition of Native, net of cash acquired	-	(343)
Net Cash Provided by (Used in) Investing Activities	934	(8,411)

Financing Activities:
Repayment of bank borrowings	(6,000)	(2,000)
Bank borrowings	5,500	-
Purchase of treasury stock	(77)	(667)
Purchase of treasury stock from related party	(5,612)	-
Proceeds from sale of Class A common stock	13	16
Net Cash Used in Financing Activities	(6,176)	(2,651)

Effect of exchange rate changes on cash and cash equivalents	20	110

Decrease in Cash and Cash Equivalents	(861)	(8,257)

Cash and cash equivalents at beginning of period	10,443	18,629

Cash and Cash Equivalents at End of Period	$9,582	$10,372

Income taxes paid, net	$(598)	$(2,195)
Interest paid	$788	$966

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2010
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of October 2, 2010, and the results of operations for the three-month and nine-month periods ended October 2, 2010 and October 3, 2009.  The results of operations for the nine-month period ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 2010, which includes consolidated financial statements and notes thereto for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The components of inventory are as follows:
(THOUSANDS OF DOLLARS)	OCTOBER 2, 2010	JANUARY 2, 2010
Finished goods	$20,209	$13,972
Work in process	2,702	3,154
Raw materials	12,462	8,203
	$35,373	$25,329
NOTE C - Income Taxes
In the first nine months of 2010 the effective tax rate was 22.5%, which included approximately $0.3 million of income tax benefit, the realization of which was previously considered uncertain.  In the first nine months of 2009 the effective tax rate was 175.9%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return.  It also included approximately $0.2 million of income tax benefit, the realization of which was previously considered uncertain as well as approximately $0.1 million of income tax benefit to record the differences between the prior years’ provision and the actual tax returns filed.  As a result of the IRS audit, deferred taxes increased $0.1 million.

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
(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 2, 2010	$676	$ 95	$771
Cash payments	(653)	(95)	(748)
Balances at October 2, 2010	$ 23	$ -	$ 23

NOTE E - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 3,	OCTOBER 2,	OCTOBER 3,
	2010	2009	2010	2009
Revenues from External Customers:
CAD	$ 23,092	$ 21,246	$ 65,191	$ 60,773
COG	15,064	12,883	49,086	41,502
Total	$ 38,156	$ 34,129	$114,277	$102,275
Depreciation and Amortization:
CAD	$ 1,277	$ 1,192	$ 3,876	$ 3,471
COG	406	377	1,191	1,125
Total	$ 1,683	$ 1,569	$ 5,067	$ 4,596
Restructuring Charges:
CAD	$ -	$ 252	$ -	$ 1,049
COG	-	-	-	-
Total	$ -	$ 252	$ -	$ 1,049
Segment Operating Income (Loss):
CAD	$ 248	$ (1,418)	$ (952)	$ (6,350)
COG	1,989	1,612	7,636	5,908
Total	$ 2,237	$ 194	$ 6,684	$ (442)

Total Interest and Other Expenses:	$ (437)	$ 408	$ (853)	$ (366)

Total Income (Loss) Before Income Taxes:	$ 1,800	$ 602	$ 5,831	$ (808)

Expenditures on Long-Lived Assets:
CAD	$ 679	$ 606	$ 3,147	$ 2,668
COG	194	350	833	932
Total	$ 873	$ 956	$ 3,980	$ 3,600

	OCTOBER 2, 2010	JANUARY 2, 2010
Segment Assets:
CAD	$ 88,822	$ 94,358
COG	47,533	44,061
Total	$ 136,355	$ 138,419
Goodwill:
CAD	$ -	$ -
COG	15,279	15,279
Total	$ 15,279	$ 15,279

NOTE F - Warranty Costs
The Cross Accessory Division's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa Del Mar and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of accrued warranty costs include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.5 million at October 2, 2010 and January 2, 2010, and were recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 3,	OCTOBER 2,	OCTOBER 3,
	2010	2009	2010	2009
Accrued Warranty Costs - beginning of period	$ 1,998	$ 1,794	$ 1,936	$ 1,823
Warranty costs paid	(135)	(171)	(527)	(452)
Warranty costs accrued	115	136	569	388
Accrued Warranty Costs - end of period	$ 1,978	$ 1,759	$ 1,978	$ 1,759

NOTE G - Line of Credit
In the third quarter of 2010, the Company amended and restated its secured revolving line of credit with Bank of America, N.A.  (the “Bank”).  Under the amended and restated line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40.0 million, including up to $10.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30.0 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This amended credit facility matures and amounts outstanding must be paid on July 28, 2013.

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

At October 2, 2010, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.  At January 2, 2010, the outstanding balance of the Company's line of credit was $19.7 million, bearing an interest rate of approximately 3.23%, and the unused and available portion, according to the then existing terms of the agreement, was $15.3 million.

NOTE H - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2,	OCTOBER 3,	OCTOBER 2,	OCTOBER 3,
	2010	2009	2010	2009
Service cost	$ 11	$ 25	$ 33	$ 75
Interest cost	560	578	1,680	1,735
Expected return on plan assets	(567)	(535)	(1,701)	(1,607)
Amortization of unrecognized loss	117	93	351	279
Amortization of prior service cost	3	2	9	8
Net Periodic Benefit Cost	$ 124	$ 163	$ 372	$ 490

The Company contributed $1.5 million to its defined benefit pension plans and expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2010.  Additionally, the Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years.  The Company anticipates these future funding requirements to be between $1.5 million and $2.5 million per year.

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

At October 2, 2010 and January 2, 2010, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)
	OCTOBER 2, 2010			JANUARY 2, 2010
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES NET
Amortized:
Trademarks	$ 9,244	$ 8,756	$ 488	$ 9,108	$ 8,581	$ 527
Patents	3,221	3,112	109	3,168	3,040	128
Customer relationships	3,170	1,132	2,038	3,170	792	2,378
Non-compete agreements	800	500	300	800	350	450
	$16,435	$13,500	2,935	$16,246	$12,763	3,483
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$ 9,835			$10,383

Amortization expense for the three and nine month periods ended October 2, 2010 was approximately $0.2 million and $0.7 million, respectively.  The estimated future amortization expense for other intangibles remaining as of October 2, 2010 is as follows:

(THOUSANDS OF DOLLARS)	Remainder 2010	2011	2012	2013	2014	Thereafter
	$225	$870	$663	$559	$505	$113

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of operations as incurred.  Foreign currency derivatives had a total notional value of $18.0 million as of October 2, 2010 and $15.6 million as of January 2, 2010.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In March 2008, the Company entered into three interest rate swap agreements with a total initial notional amount of $15.0 million and a term of three years.  These swaps effectively fix the interest rate on a portion of the Company's three-year line of credit at approximately 3.64%.  Amounts paid or received under these swap agreements are recorded as adjustments to interest expense.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  These swaps have been designated cash flow hedges and the effect of the mark-to-market valuations are recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to October 2, 2010, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.2 million and is included as a component of accumulated other comprehensive loss.  At October 2, 2010, the combined notional value of these three interest rate swaps was $15.0 million.

In the third quarter of 2010, the Company entered into an interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.   The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to October 2, 2010, the effect of the mark-to-market valuation, net of tax, was an unrealized loss of approximately $0.1 million and is included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	OCTOBER 2, 2010				JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$ 4,002	$ -	$ -	$ 4,002	$1,427	$ -	$ -	$1,427
Short-term investments (B)	1,993	-	-	1,993	7,217	-	-	7,217
Derivatives not designated as
Hedging instruments:
Foreign exchange contracts (C)	-	3	-	3	-	614	-	614
Total Assets at Fair Value	$5,995	$ 3	$ -	$5,998	$8,644	$614	$ -	$9,258

(THOUSANDS OF DOLLARS)	OCTOBER 2, 2010				JANUARY 2, 2010
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
Hedging instruments:
Interest rate swaps (D)	$ -	$390	$ -	$ 390	$ -	$541	$ -	$ 541
Derivatives not designated as
Hedging instruments:
Foreign exchange contracts (C)	-	636	-	636	-	111	-	111
Total Liabilities at Fair Value	$ -	$1,026	$ -	$1,026	$ -	$652	$ -	$ 652
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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and nine month periods ended October 2, 2010 and October 3, 2009 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2010	OCTOBER 3, 2009	OCTOBER 2, 2010	OCTOBER 3, 2009
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$ (937)	$ (162)	$ (633)	$ (36)
Cash Flow Hedges:
Effective portion recognized in other comprehensive income:
Interest rate swaps	$ 96	$ 146	$ 534	$ 531
Effective portion reclassified from other comprehensive income:
Interest rate swaps (B)	$ (128)	$ (129)	$ (383)	$ (371)
(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE K - Short-Term Investments
At October 2, 2010, the Company had short-term investments of $2.0 million, classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income (expense).

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

NOTE M - Related Party Transactions
Pursuant to a Stock Redemption Agreement with Galal Doss, a director and major stockholder of the Company at that time, the Company purchased approximately 1.4 million shares of the Company’s Class A common stock in the third quarter of 2010 for approximately $5.6 million.

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

Cross Optical Group ("COG")
The Company established an optical segment with the 2003 acquisition of Costa Del Mar Sunglasses, Inc., a designer, manufacturer and marketer of high-quality polarized sunglasses.  On March 24, 2008, the Company acquired Native Eyewear, Inc.  Historically, this segment records its highest sales and operating income in the third quarter of the fiscal year.

Results of Operations Third Quarter 2010 Compared to Third Quarter 2009

In the third quarter of 2010, the Company reported net income of $1.6 million, or $0.13 per basic and diluted share, compared to net income of $0.9 million, or $0.06 per basic and diluted share, in the third quarter of 2009.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	OCTOBER 2, 2010	OCTOBER 3, 2009	CHANGE
Cross Accessory Division (CAD)	$ 23,092	$ 21,246	8.7%
Cross Optical Group (COG)	15,064	12,883	16.9%
Consolidated Net Sales	$ 38,156	$ 34,129	11.8%

Consolidated net sales were $38.2 million in the third quarter of 2010 compared to $34.1 million in the third quarter of 2009.  The effect of foreign exchange was immaterial to consolidated third quarter 2010 sales results.

The Cross Accessory Division’s sales increased by 8.7% in the third quarter of 2010 compared to the third quarter of 2009.  This growth was across every region and among Distributors and Retailers as they are seeing positive sell through this year compared to last.  Business Gift Channel sales also improved as businesses are reinstating gift programs that were put on hold during the recession.  The Cross Optical Group grew by 16.9% as both the Costa and Native brands grew in the third quarter.

Gross margins were 54.4% in the third quarter, 180 basis points higher than the same period last year.  CAD gross margins improved in the third quarter of 2010 to 51.4%, 80 basis points higher than 2009.  This improvement was primarily the result of cost reduction programs the Company has implemented over the last two years and favorable channel and product mix.  COG margins in the third quarter of 2010 were 59.0% up from last year by 310 basis points due largely to favorable product mix and lower freight costs.

Operating expenses for the third quarter of 2010 were $18.5 million, or 48.5% of sales, as compared to $17.8 million, or 52.0% of sales a year ago; a decrease of 350 basis points.  In the third quarter of 2010, the Company received approximately $1.8 million in settlement of an insurance claim for the theft of inventory that took place in the second quarter of 2010.  These settlement proceeds represent the replacement cost of the inventory at wholesale margins.  The CAD segment third quarter operating expenses were flat with the prior year’s third quarter exclusive of this insurance settlement.  The COG segment’s third quarter operating expenses were 23.4% higher than last year, primarily due to sales volume related expenditures, increased marketing expenses and compensation related expenses.

In the third quarter of 2010 the effective tax rate was 9.4% compared to a tax benefit of 53.8% in the third quarter of 2009.  In both periods there were favorable adjustments of approximately $0.3 million for the realization of previously uncertain tax positions.

Results of Operations Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009

In the nine months ended October 2, 2010, the Company reported net income $4.5 million, or $0.35 per basic share and $0.34 per diluted share, compared to income of $0.6 million, or $0.04 per basic and diluted share, in the nine months ended October 3, 2009.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	OCTOBER 2, 2010	OCTOBER 3, 2009	CHANGE
CAD	$ 65,191	$ 60,773	7.3%
COG	49,086	41,502	18.3%
Consolidated Net Sales	$ 114,277	$ 102,275	11.7%

Consolidated net sales were $114.3 million in the first nine months of 2010 compared to $102.3 million in the first nine months of 2009.  The effect of foreign exchange was immaterial to consolidated 2010 sales results.

CAD sales of $65.2 million for the first nine months 2010 grew by 7.3% compared to the same period last year.  In the second quarter of 2009, there was a one-time pipeline fill order to Office Depot when Cross became their primary quality writing instrument supplier.  After excluding the effect of this one time order from 2009, CAD’s revenue would have increased 11% with all major CAD divisions reporting revenue increases in the first nine months of 2010 compared to 2009.  The Optical segment sales grew by 18.3% in the first nine months of 2010 compared to 2009 as both Costa and Native reported sales increases.

Consolidated gross profit margins for the nine month period were 56.2%, 230 basis points higher than last year’s comparable period margin of 53.9%.  CAD gross profit margins were 54.1% for the first nine months of 2010, up by 240 basis points from the prior year period.  This improvement was primarily the result of cost reduction programs the Company has implemented over the last two years as well as favorable channel and product mix.  COG gross profit margins in the first nine months of 2010 were 58.8%, or an increase of 180 basis points from the prior year period due largely to favorable product mix and lower freight costs.

Operating expenses for the first nine months of 2010 were $57.5 million, or 50.3% of sales, as compared to $55.5 million, or 54.3% of sales, a year ago, a decrease of 400 basis points.  The CAD segment operating expenses were 4.0% lower than the prior year’s third quarter.  The COG segment operating expenses were 19.5% higher than last year, primarily due to sales volume related expenditures and increased marketing expenses.

In the first nine months of 2010 the effective tax rate was 22.5%, which included approximately $0.3 million of income tax benefit, the realization of which was previously considered uncertain.  In the first nine months of 2009 the effective tax rate was 175.9%, which included approximately $0.8 million of income tax benefit related to the net adjustment to the accrual of tax, interest and penalties as a result of the conclusion of the Internal Revenue Service (IRS) audit of our 2005 Federal income tax return.  It also included approximately $0.2 million of income tax benefit, the realization of which was previously considered uncertain as well as approximately $0.1 million of income tax benefit to record the differences between the prior years’ provision and the actual tax returns filed.  As a result of the IRS audit, deferred taxes increased $0.1 million.

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

The Company's cash and short-term investments balance of $11.6 million at October 2, 2010 decreased $6.1 million from January 2, 2010.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $35.4 million at October 2, 2010, an increase of $10.0 million since January 2, 2010.  CAD inventory increased $9.0 million and COG inventory levels increased by $1.0 million from year end 2009.  The increase in CAD segment inventory was due to planned increases to support seasonally higher sales volumes in the fourth quarter.

The Company contributed $1.5 million to its defined benefit pension plans and expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2010.  Additionally, the Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years.  The Company anticipates these future funding requirements to be between $1.5 million and $2.5 million per year.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties."  The payments will be $0.2 million annually each January through 2012.

Pursuant to a Stock Redemption Agreement with Galal Doss, a director and major stockholder of the Company at that time, the Company purchased approximately 1.4 million shares of the Company’s Class A common stock in the third quarter of 2010 for approximately $5.6 million.

The Company currently has a $40 million secured line of credit with a bank.  On October 2, 2010 the outstanding balance of the Company’s line of credit was $19.2 million and the unused and available portion was $20.8 million.  The average of the outstanding balances at the end of each of the three fiscal months of the third quarter ending October 2, 2010 was approximately $19.7 million.  The Company has no short-term borrowings and believes that the current line of credit is sufficient to meet its borrowing needs. On January 2, 2010, the Company had a $35 million secured line of credit with an outstanding balance of $19.7 million and an unused available portion of $15.3 million.  In the first nine months of 2010, the Company repaid a net $0.5 million on its line of credit.

Under the current line of credit agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  The Company was in compliance with its various debt covenants as of October 2, 2010.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:
Covenant Description	Covenant Requirement	Calculated Company Value October 2, 2010
Consolidated Tangible Net Worth	Cannot be less than $40 million plus 50% of Net Income For Fiscal Years after 2010	$47 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$4 million
Consolidated Leverage Ratio	Cannot exceed 2.5 to 1	1.1:1

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

At October 2, 2010, cash and short-term investments available for domestic operations was approximately $8.1 million, while cash and short-term investments held offshore was approximately $3.5 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of October 2, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 4, 2010 - July 31, 2010	1,250,000	$4.03	1,250,000	593,208
August 1, 2010 - August 28, 2010	0	-	0	593,208
August 29, 2010 - October 2, 2010	132,774	$4.86	132,774	460,434
Total	1,382,774	$4.11	1,382,774

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  Cumulatively, through October 2, 2010, the Company has purchased approximately 0.5 million shares under this plan for approximately $1.8 million at an average price per share of $3.24.  In the third quarter of 2010, the Company’s Board of Directors approved and the Company executed a transaction to purchase 1.25 million shares of the Company’s Class A common stock for approximately $5.0 million from Galal P. Doss, a Director of the Company at that time.

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

A. T. CROSS COMPANY

Date: November 12, 2010	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 12, 2010	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer