Form 10-Q
period 2011-04-02
CROSS A T CO
filed 2011-05-13
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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
Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2011:
Class A common stock -	10,975,769 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	APRIL 2, 2011	JANUARY 1, 2011
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$8,132	$16,650
Short-term investments	803	2,514
Accounts receivable, gross	30,894	30,631
Allowance for doubtful accounts	(1,044)	(1,069)
Accounts receivable, net	29,850	29,562
Inventories	37,772	31,320
Deferred income taxes	5,584	5,590
Other current assets	5,716	4,883
Total Current Assets	87,857	90,519

Property, plant and equipment, gross	105,647	104,949
Accumulated depreciation	(91,052)	(89,867)
Property, Plant and Equipment, Net	14,595	15,082
Goodwill	15,279	15,279
Intangibles, Net	9,357	9,458
Deferred Income Taxes	11,302	11,318
Other Assets	2,815	2,970
Total Assets	$141,205	$144,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$19,281	$19,564
Accrued compensation and related taxes	5,436	7,811
Retirement plan obligations	2,361	2,437
Income taxes payable	2,443	2,006
Total Current Liabilities	29,521	31,818

Long-Term Debt	19,221	19,221
Retirement Plan Obligations	14,341	16,274
Deferred Gain on Sale of Real Estate	2,607	2,737
Other Long-Term Liabilities	495	687
Accrued Warranty Costs	1,339	1,424
Commitments and Contingencies (Note K)	-	-
Total Liabilities	67,524	72,161
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 18,476 shares issued and
10,978 shares outstanding at April 2, 2011, and 18,439 shares
issued and 11,115 shares outstanding at January 1, 2011	18,476	18,439
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at April 2, 2011 and January 1, 2011	1,805	1,805
Additional paid-in capital	27,383	26,014
Retained earnings	82,372	81,114
Accumulated other comprehensive loss	(12,367)	(12,659)
Treasury stock, at cost	(43,988)	(42,248)
Total Shareholders' Equity	73,681	72,465
Total Liabilities and Shareholders' Equity	$141,205	$144,626

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	APRIL 2, 2011	APRIL 3, 2010

Net sales	$39,782	$34,373
Cost of goods sold	16,627	14,854
Gross Profit	23,155	19,519

Selling, general and administrative expenses	18,952	16,700
Service and distribution costs	1,579	1,628
Research and development expenses	571	665
Operating Income	2,053	526

Interest income	3	2
Interest expense	(227)	(288)
Other income	34	9
Interest and Other Expense	(190)	(277)

Income Before Income Taxes	1,863	249
Income tax provision	605	75
Net Income	$1,258	$174

Net Income Per Share:
Basic	$0.10	$0.01
Diluted	$0.10	$0.01

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,113	13,269
Effect of dilutive securities	778	86
Denominator for Diluted Net Income Per Share	12,891	13,355

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010

Net Income	$1,258	$174

Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments	258	(585)
Unrealized gain on interest rate swap, net	87	41
Pension liability adjustment, net	(53)	33
Comprehensive Income (Loss)	$1,550	$(337)

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010
Cash Provided by (Used in) Operating Activities:
Net Income	$1,258	$174
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,318	1,432
Amortization	131	246
Restructuring charges paid	-	(485)
Amortization of deferred gain	(130)	(130)
Provision for bad debts	4	67
Deferred income taxes	-	1,544
Provision for accrued warranty costs	(143)	227
Warranty costs paid	(76)	(201)
Stock-based compensation and directors' fees	473	716
Unrealized gain on short-term investments	(24)	-
Unrealized loss (gain) on foreign exchange contracts	429	(40)
Unrealized foreign currency transaction (gain) loss	(152)	70
Changes in operating assets and liabilities:
Accounts receivable	(160)	4,159
Inventories	(6,296)	(5,414)
Other assets	(622)	(1,057)
Accounts payable	685	2,283
Other liabilities	(5,381)	(5,344)
Net Cash Used in Operating Activities	(8,686)	(1,753)
Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(996)	(2,999)
Sales of short-term investments	2,731	10,216
Additions to property, plant and equipment	(807)	(1,166)
Additions to trademarks and patents	(30)	(55)
Net Cash Provided by Investing Activities	898	5,996
Cash Provided by (Used in) Financing Activities:
Borrowing on long-term debt	4,500	-
Repayment of long-term debt	(4,500)	(4,500)
Proceeds from sale of Class A common stock, net	29	9
Purchase of treasury stock	(836)	-
Net Cash Used in Financing Activities	(807)	(4,491)
Effect of exchange rate changes on cash and cash equivalents	77	(180)
Decrease in Cash and Cash Equivalents	(8,518)	(428)
Cash and cash equivalents at beginning of period	16,650	10,443
Cash and Cash Equivalents at End of Period	$8,132	$10,015

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$175	$136
Interest paid	$218	$266

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2011
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of April 2, 2011, and the results of operations for the three-month periods ended April 2, 2011 and April 3, 2010.  The results of operations for the three-month period ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2011, which includes consolidated financial statements and notes thereto for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	APRIL 2, 2011	JANUARY 1, 2011
Finished goods	$21,529	$18,379
Work in process	5,543	3,229
Raw materials	10,700	9,712
	$37,772	$31,320

NOTE C - Income Taxes
In the first three months of 2011 the effective tax rate was 32.5%.  In the first three months of 2010 the effective tax rate was 30.1%.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010

Revenues from External Customers:
CAD	$22,840	$20,716
COG	16,942	13,657
Total	$39,782	$34,373
Depreciation and Amortization:
CAD	$1,144	$1,294
COG	305	384
Total	$1,449	$1,678
Operating Income (Loss):
CAD	$(323)	$(591)
COG	2,376	1,117
Total	$2,053	$526

Total Interest and Other Expense:	$(190)	$(277)

Total Income Before Income Taxes:	$1,863	$249

Expenditure for Long-Lived Assets:
CAD	$365	$1,019
COG	472	202
Total	$837	$1,221

	APRIL 2, 2011	JANUARY 1, 2011
Segment Assets:
CAD	$86,219	$96,472
COG	54,986	48,154
Total	$141,205	$144,626
Goodwill:
CAD	$-	$-
COG	15,279	15,279
Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.4 million at April 2, 2011 and $0.6 million January 1, 2011, and were recorded in accounts payable, accrued expenses and other liabilities.  The COG segment reduced their estimate of warranty liabilities in the first quarter of 2011 due to lower net cost of repair.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010
Accrued Warranty Costs - Beginning of Period	$1,998	$1,936
Warranty costs paid	(76)	(201)
Warranty costs accrued	83	227
Impact of changes in estimates and assumptions	(226)	-
Accrued Warranty Costs - End of Period	$1,779	$1,962

NOTE F - Line of Credit
In 2010, the Company amended and restated its secured revolving line of credit with Bank of America, N.A. (the “Bank”), increasing it from $35 million to $40 million.  Under the amended and restated line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40.0 million, including up to $10.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30.0 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This amended credit facility matures and amounts outstanding must be paid by July 28, 2013.

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

At April 2, 2011 and at January 1, 2011, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010
Service cost	$12	$11
Interest cost	554	560
Expected return on plan assets	(559)	(567)
Amortization of unrecognized loss	239	117
Amortization of prior service cost	3	3
Net Periodic Benefit Cost	$249	$124

The Company contributed $2.0 million to its defined benefit pension plans in the first quarter of 2011.  The Company expects to contribute $6.1 million to its defined benefit pension plans in 2011, $2.1 million to meet minimum required contributions and $4.0 million as an additional voluntary contribution.  With this additional voluntary contribution, the Company expects its defined benefit pension plans will be approximately 90% funded by the end of fiscal 2012.  The Company expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2011.

NOTE H - Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise.  The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method.  For further discussion about impairment analysis, see the "Impairment Analysis" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 1, 2011.

At April 2, 2011 and January 1, 2011, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	APRIL 2, 2011			JANUARY 1, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,196	$8,851	$345	$9,201	$8,805	$396
Patents	3,396	3,159	237	3,361	3,124	237
Customer relationships	3,170	1,295	1,875	3,170	1,245	1,925
	$15,762	$13,305	2,457	$15,732	$13,174	2,558
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$9,357			$9,458

Amortization expense for the three month period ended April 2, 2011 was approximately $0.1 million.  The estimated future amortization expense for other intangibles remaining as of April 2, 2011 is as follows:

(THOUSANDS OF DOLLARS)	2011	2012	2013	2014	2015	THEREAFTER
	$573	$640	$584	$527	$133	$-

NOTE I - Financial Instruments
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

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within shareholders' equity until the underlying hedged item is recognized in net income.  For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item.  Hedging transactions are limited to an underlying exposure.  As a result, any change in the value of the derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items.  Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item.  Ineffectiveness of the Company's hedges is not material.  If the derivative instrument is terminated, the Company continues to defer the related gain or loss and include it as a component of the cost of the underlying hedged item.  Upon determination that the underlying hedged item will not be part of an actual transaction, the Company recognizes the related gain or loss in the statement of income immediately.

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $27.0 million as of April 2, 2011 and $28.5 million as of January 1, 2011.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In the third quarter of 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to April 2, 2011, the effect of the mark-to-market valuation, net of tax, was not material and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	APRIL 2, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$103	$-	$-	$103	$7,003	$-	$-	$7,003
Short-term investments (B)	803	-	-	803	2,514	-	-	2,514
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	25	-	25	-	-	-	-
	$906	$25	$-	$931	$9,517	$-	$-	$9,517

(THOUSANDS OF DOLLARS)	APRIL 2, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$50	$-	$50	$-	$184	$-	$184
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	454	-	454	-	154	-	154
	$-	$504	$-	$504	$-	$338	$-	$338

(A)	Value is based on quoted market prices of identical instruments, fair value is included in cash and cash equivalents
(B)	Value is based on quoted market prices of identical instruments
(C)
Value is based on the present value of the forward rates less the contract rate multiplied by the notional amount, fair value is included in other current assets or accounts payable, accrued expenses and other liabilities

(D)	Value is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, fair value is included in accounts payable, accrued expenses and other liabilities

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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three month periods ended April 2, 2010 and April 3, 2011 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$(429)	$40
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$261	$191
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(127)	$(128)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments
At April 2, 2011, the Company had short-term investments of $0.8 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was $24,000 at April 2, 2011.

NOTE K - Commitments and Contingencies
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

Cross Optical Group ("COG")
The Company’s COG segment consists of its wholly-owned subsidiary Cross Optical Group, Inc.  This business designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.  This segment typically records its highest sales and operating income in the second quarter of the fiscal year.

Results of Operations First Quarter 2011 Compared to First Quarter 2010

In the first quarter of 2011, the Company reported net income of $1.3 million, or $0.10 per basic and diluted share, compared to net income of $0.2 million, or $0.01 per basic and diluted share in the first quarter of 2010.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 2, 2011	APRIL 3, 2010	CHANGE

Cross Accessories Division (CAD)	$22,840	$20,716	10.3%
Cross Optical Group (COG)	16,942	13,657	24.1%
Consolidated Net Sales	$39,782	$34,373	15.7%

Consolidated net sales were $39.8 million in the first quarter of 2011 compared to $34.4 million in the first quarter of 2010.  The effect of foreign exchange was favorable to consolidated first quarter 2011 sales results by approximately $0.4 million, or 1.2 percentage points.

CAD sales increased 10.3% in the first quarter of 2011 compared to the first quarter of 2010.  This growth was across every region and among Distributors and Retailers as they are seeing positive sell through this year compared to last.  Business Gift Channel sales also improved as businesses are reinstating gift programs that were put on hold during the recession.  COG grew by 24.1%, led by the Costa brand which increased 30.4% compared to the prior year first quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 2, 2011	APRIL 3, 2010	POINT CHANGE

CAD	57.1%	57.7%	(0.6)
COG	59.7%	55.5%	4.2
Consolidated Gross Profit Margins	58.2%	56.8%	1.4

Consolidated gross margins were 58.2% in the first quarter, 140 basis points higher than the same period last year.  CAD gross margins declined in the first quarter of 2011 to 57.1%, 60 basis points lower than 2010.  COG margins in the first quarter of 2011 were 59.7% up from last year by 420 basis points as both Costa and Native brands grew their gross margin.

Consolidated operating expenses for the first quarter of 2011 were $21.1 million, or 53.0% of sales, as compared to $19.0 million, or 55.3% of sales a year ago; a decrease of 230 basis points.  The CAD segment operating expenses were 6.6% higher than the prior year’s first quarter.  The COG segment’s operating expenses were 19.8% higher than last year.  These increases were directly related to the higher sales volume.

In the first three months of 2011, the effective tax rate was 32.5%.  In the first three months of 2010, the effective tax rate was 30.1%.

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

The Company's cash and short-term investment balance of $8.9 million at April 2, 2011 decreased $10.2 million from January 1, 2011.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $37.8 million at April 2, 2011, an increase of $6.5 million since January 1, 2011.  CAD inventory increased $3.3 million and COG inventory levels increased by $3.2 million from year end 2010.  The increase in CAD segment inventory was largely due to product cost inflation.  The increase in COG inventory was to support anticipated higher sales volumes, as COG typically records its highest sales in the second quarter.

Accrued compensation and related taxes was $5.4 million at April 2, 2011, a decrease of $2.4 million since January 1, 2011.

The Company contributed $2.0 million to its defined benefit pension plans in the first quarter of 2011.  The Company expects to contribute $6.1 million to its defined benefit pension plans in 2011, $2.1 million to meet minimum required contributions and $4.0 million as an additional voluntary contribution.  With this additional voluntary contribution, the Company expects its defined benefit pension plans will be approximately 90% funded by the end of fiscal 2012.  The Company expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2011.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties."  The payments are $0.2 million annually each January through 2012.

The Company has a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At April 2, 2011 and January 1, 2011, the Company had $19.2 million outstanding on this line of credit, bearing an interest rate of 2.0%, and the unused and available portion was $20.8 million.  The Company was in compliance with its various debt covenants as of April 2, 2011.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value April 2, 2011
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010	$49 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$0.8 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.95:1

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

At April 2, 2011, cash and short-term investments available for domestic operations was approximately $4.5 million, while cash held offshore was approximately $4.4 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 1, 2011.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital.  The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2011 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements involve a number of risks and uncertainties.  For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for a complete discussion of the Company's market risk.  There have been no material changes to the market risk information included in the Company's 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of April 2, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended January 1, 2011 for a complete discussion of the Company's legal proceedings.  No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business.  To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.  Risk Factors.
Natural disasters in certain regions, such as the recent tsunami and earthquake in Japan, could adversely affect our supply chain or customer base, which in turn, could have a negative impact on our business, the cost and demand for our products, and our results of operations.

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended January 1, 2011 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 2, 2011 - January 29, 2011	-	-	-	502,366
January 30, 2011 - February 26, 2011	75,584	$10.11	-	502,366
February 27, 2011 - April 2, 2011	7,166	$10.00	7,166	495,200
	82,750	$10.10	7,166

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  Cumulatively, through April 2, 2011, the Company purchased approximately 0.5 million shares under this plan for approximately $1.9 million at an average price per share of $3.60.

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

A. T. CROSS COMPANY

Date: May 13, 2011	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 13, 2011	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer