Form 10-Q
period 2011-07-02
CROSS A T CO
filed 2011-08-16
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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
Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 2011:
Class A common stock -	10,542,414 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	JULY 2, 2011	JANUARY 1, 2011
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$12,775	$16,650
Short-term investments	604	2,514
Accounts receivable, gross	31,097	30,631
Allowance for doubtful accounts	(1,046)	(1,069)
Accounts receivable, net	30,051	29,562
Inventories	41,837	31,320
Deferred income taxes	5,591	5,590
Other current assets	6,515	4,883
Total Current Assets	97,373	90,519

Property, plant and equipment, gross	106,680	104,949
Accumulated depreciation	(92,422)	(89,867)
Property, Plant and Equipment, Net	14,258	15,082
Goodwill	15,279	15,279
Intangibles, Net	9,209	9,458
Deferred Income Taxes	10,591	11,318
Other Assets	2,890	2,970
Total Assets	$149,600	$144,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$19,983	$19,564
Accrued compensation and related taxes	7,437	7,811
Retirement plan obligations	2,401	2,437
Income taxes payable	2,266	2,006
Total Current Liabilities	32,087	31,818

Long-Term Debt	21,221	19,221
Retirement Plan Obligations	14,381	16,274
Deferred Gain on Sale of Real Estate	2,476	2,737
Other Long-Term Liabilities	506	687
Accrued Warranty Costs	1,422	1,424
Commitments and Contingencies (Note K)	-	-
Total Liabilities	72,093	72,161
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 18,563 shares issued and
11,038 shares outstanding at July 2, 2011, and 18,439 shares
issued and 11,115 shares outstanding at January 1, 2011	18,563	18,439
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at July 2, 2011 and January 1, 2011	1,805	1,805
Additional paid-in capital	28,332	26,014
Retained earnings	85,524	81,114
Accumulated other comprehensive loss	(12,432)	(12,659)
Treasury stock, at cost	(44,285)	(42,248)
Total Shareholders' Equity	77,507	72,465
Total Liabilities and Shareholders' Equity	$149,600	$144,626

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010

Net sales	$47,768	$41,748	$87,550	$76,121
Cost of goods sold	20,382	17,843	37,009	32,697
Gross Profit	27,386	23,905	50,541	43,424

Selling, general and administrative expenses	19,721	17,435	38,673	34,135
Service and distribution costs	2,116	1,841	3,695	3,469
Research and development expenses	707	708	1,278	1,373
Operating Income	4,842	3,921	6,895	4,447

Interest income	3	2	6	4
Interest expense	(160)	(305)	(387)	(593)
Other income	(6)	164	28	173
Interest and Other Expense	(163)	(139)	(353)	(416)

Income Before Income Taxes	4,679	3,782	6,542	4,031
Income tax provision	1,527	1,068	2,132	1,143
Net Income	$3,152	$2,714	$4,410	$2,888

Net Income Per Share:
Basic	$0.26	$0.20	$0.36	$0.22
Diluted	$0.24	$0.20	$0.34	$0.21

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,191	13,339	12,153	13,332
Effect of dilutive securities	810	119	790	102
Denominator for Diluted Net Income Per Share	13,001	13,458	12,943	13,434

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010

Net Income	$3,152	$2,714	$4,410	$2,888

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments	34	55	292	(530)
Unrealized (loss) gain on interest rate swap, net	(80)	78	7	119
Pension liability adjustment, net	(19)	39	(72)	72
Comprehensive Income	$3,087	$2,886	$4,637	$2,549

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010
Cash (Used in) Provided by Operating Activities:
Net Income	$4,410	$2,888
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	2,712	2,892
Amortization	340	492
Restructuring charges paid	-	(724)
Amortization of deferred gain	(261)	(261)
Provision for bad debts	(2)	14
Deferred income taxes	-	2,213
Provision for accrued warranty costs	4	454
Warranty costs paid	(140)	(392)
Stock-based compensation and directors' fees	1,043	949
Excess tax benefit from stock-based awards	(612)	-
Unrealized gain on short-term investments	5	45
Unrealized loss (gain) on foreign exchange contracts	221	(304)
Unrealized foreign currency transaction (gain) loss	(186)	159
Changes in operating assets and liabilities:
Accounts receivable	(97)	231
Inventories	(10,220)	(7,654)
Other assets	(1,522)	(3,128)
Accounts payable	2,280	3,835
Other liabilities	(3,306)	(1,521)
Net Cash (Used in) Provided by Operating Activities	(5,331)	188
Cash (Used in) Provided by Investing Activities:
Purchases of short-term investments	(10,010)	(8,439)
Sales of short-term investments	11,915	14,548
Additions to property, plant and equipment	(1,851)	(2,970)
Additions to trademarks and patents	(91)	(137)
Net Cash (Used in) Provided by Investing Activities	(37)	3,002
Cash Provided by (Used in) Financing Activities:
Borrowing on long-term debt	11,000	-
Repayment of long-term debt	(9,000)	(4,500)
Excess tax benefit from stock-based awards	612	-
Proceeds from sale of Class A common stock, net	(118)	9
Purchase of treasury stock	(1,132)	(5)
Net Cash Provided by (Used in) Financing Activities	1,362	(4,496)
Effect of exchange rate changes on cash and cash equivalents	131	(116)
Decrease in Cash and Cash Equivalents	(3,875)	(1,422)
Cash and cash equivalents at beginning of period	16,650	10,443
Cash and Cash Equivalents at End of Period	$12,775	$9,021

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$453	$780
Interest paid	$370	$521

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2011
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of July 2, 2011, the results of operations for the three-month and six-month periods ended July 2, 2011 and July 3, 2010, and the cash flows for the six-month periods ended June 2, 2011 and July 3, 2010.  The results of operations for the six-month period ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2011, which includes consolidated financial statements and notes thereto for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	JULY 2, 2011	JANUARY 1, 2011
Finished goods	$23,916	$18,379
Work in process	5,556	3,229
Raw materials	12,365	9,712
	$41,837	$31,320

NOTE C - Income Taxes
In the first six months of 2011 the effective tax rate was 32.6%.  In the first six months of 2010 the effective tax rate was 28.3%.  The increase is the result of the expiration of a tax holiday in China effective January 1, 2011 and a shift in the percentage of forecasted profitability to tax jurisdictions with higher tax rates.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010

Revenues from External Customers:
CAD	$23,046	$21,383	$45,886	$42,099
COG	24,722	20,365	41,664	34,022
Total	$47,768	$41,748	$87,550	$76,121
Depreciation and Amortization:
CAD	$1,229	$1,305	$2,373	$2,599
COG	374	401	679	785
Total	$1,603	$1,706	$3,052	$3,384
Operating Income (Loss):
CAD	$(547)	$(609)	$(870)	$(1,200)
COG	5,389	4,530	7,765	5,647
Total	$4,842	$3,921	$6,895	$4,447

Total Interest and Other Expense:	$(163)	$(139)	$(353)	$(416)

Total Income Before Income Taxes:	$4,679	$3,782	$6,542	$4,031

Expenditure for Long-Lived Assets:
CAD	$779	$1,449	$1,144	$2,468
COG	326	437	798	639
Total	$1,105	$1,886	$1,942	$3,107

			JULY 2, 2011	JANUARY 1, 2011
Segment Assets:
CAD			$92,070	$96,472
COG			57,530	48,154
		Total	$149,600	$144,626
Goodwill:
CAD			$-	$-
COG			15,279	15,279
		Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.4 million at July 2, 2011 and $0.6 million January 1, 2011, and were recorded in accounts payable, accrued expenses and other liabilities.  The COG segment revised their estimate of warranty liabilities in the second quarter and first six months of 2011 due to changes in estimates and assumptions.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Accrued Warranty Costs - Beginning of Period	$1,779	$1,962	$1,998	$1,936
Warranty costs paid	(64)	(191)	(140)	(392)
Warranty costs accrued	147	227	230	454
Impact of changes in estimates and assumptions	-	-	(226)	-
Accrued Warranty Costs - End of Period	$1,862	$1,998	$1,862	$1,998

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

At July 2, 2011, the outstanding balance of the Company's amended line of credit was $21.2 million, bearing an interest rate of approximately 1.9%, and the unused and available portion, according to the terms of the amended agreement, was $18.8 million.  At January 1, 2011, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Service cost	$13	$11	$25	$22
Interest cost	554	560	1,108	1,120
Expected return on plan assets	(560)	(567)	(1,119)	(1,134)
Amortization of unrecognized loss	239	117	478	234
Amortization of prior service cost	3	3	6	6
Net Periodic Benefit Cost	$249	$124	$498	$248

The Company contributed $2.0 million to its defined benefit pension plans in the first quarter of 2011.  The Company expects to contribute $6.1 million in total to its defined benefit pension plans in 2011, $2.1 million to meet minimum required contributions and $4.0 million as an additional voluntary contribution.  With this additional voluntary contribution, the Company expects its defined benefit pension plans will be approximately 90% funded by the end of fiscal 2012.  The Company expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2011.

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

At July 2, 2011 and January 1, 2011, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	JULY 2, 2011			JANUARY 1, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,237	$8,899	$338	$9,201	$8,805	$396
Patents	3,416	3,185	231	3,361	3,124	237
Customer relationships	3,170	1,430	1,740	3,170	1,245	1,925
	$15,823	$13,514	2,309	$15,732	$13,174	2,558
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$9,209			$9,458

Amortization expense for the three and six month periods ended July 2, 2011 was approximately $0.2 million and $0.3 million, respectively.  The estimated future amortization expense for other intangibles remaining as of July 2, 2011 is as follows:

(THOUSANDS OF DOLLARS)	2011	2012	2013	2014	2015	THEREAFTER
	$375	$652	$596	$540	$146	$-

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $32.5 million as of July 2, 2011 and $28.5 million as of January 1, 2011.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In the third quarter of 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to July 2, 2011, the effect of the mark-to-market valuation, net of tax, was not material and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JULY 2, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$2,103	$-	$-	$2,103	$7,003	$-	$-	$7,003
Short-term investments (B)	604	-	-	604	2,514	-	-	2,514
	$2,707	$-	$-	$2,707	$9,517	$-	$-	$9,517

(THOUSANDS OF DOLLARS)	JULY 2, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (C)	$-	$173	$-	$173	$-	$184	$-	$184
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (D)	-	221	-	221	-	154	-	154
	$-	$394	$-	$394	$-	$338	$-	$338

(A)	Value is based on quoted market prices of identical instruments, fair value is included in cash and cash equivalents
(B)	Value is based on quoted market prices of identical instruments
(C)	Value is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, fair value is included in accounts payable, accrued expenses and other liabilities
(D)
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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and six month periods ended July 2, 2011 and July 3, 2010 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$208	$264	$(221)	$304
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$(86)	$247	$175	$438
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(37)	$(127)	$(164)	$(255)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments
At July 2, 2011, the Company had short-term investments of $0.6 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized loss on these short-term investments was not material at July 2, 2011.

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

The Pension Benefit Guaranty Corporation (“PBGC”) has asserted that it believes that the Company has had a triggering event under Section 4062(e) of ERISA, which, had such an  event occurred, would lead to an acceleration of funding  contributions to the Company’s defined benefit plan in the amount of $11.9 million.  The PBGC has indicated that such contributions, if required, could be satisfied over a period of several years via a variety of funding alternatives.  Specifically, during 2010, the PBGC asserted that the Company closed a facility in the USA when it completed the transfer of a significant portion of its manufacturing operations offshore.  The Company maintains that the facility did not close, and therefore no triggering event occurred.  Currently, the Company employs approximately 170 employees in the facility at issue.  Notwithstanding the foregoing, the Company intends to ensure that its defined benefit plan remains viable and healthy and intends to continue to make all legally required contributions under the plan.  Ongoing communications continue between the Company and PBGC.  The Company further believes that it has sufficient liquidity to meet any required contributions to the Plan, up to and including the $11.9 million.

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

Cross Accessory Division ("CAD")
The Company has been a manufacturer and marketer of fine quality writing instruments since 1846.  Sold primarily under the Cross brand, ball-point, fountain and selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes.  Cross also manufactures and markets a line of FranklinCovey® entry level price point refillable writing instruments.  Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, cufflinks, and stationery.  This segment typically records its highest sales and operating income in the fourth quarter of the fiscal year.

Cross Optical Group ("COG")
The Company’s COG segment consists of its wholly-owned subsidiary Cross Optical Group, Inc.  This business designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.  This segment typically records its highest sales and operating income in the second quarter of the fiscal year.

Results of Operations Second Quarter 2011 Compared to Second Quarter 2010

In the second quarter of 2011, the Company reported net income of $3.2 million, or $0.26 per basic share and $0.24 per diluted share, compared to net income of $2.7 million, or $0.20 per basic and diluted share in the second quarter of 2010.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 2, 2011	APRIL 3, 2010	CHANGE

Cross Accessories Division (CAD)	$22,840	$20,716	10.3%
Cross Optical Group (COG)	16,942	13,657	24.1%
Consolidated Net Sales	$39,782	$34,373	15.7%

Consolidated net sales were $47.8 million in the second quarter of 2011 compared to $41.7 million in the second quarter of 2010.  The effect of foreign exchange was favorable to consolidated second quarter 2011 sales results by approximately $1.1 million, or 2.5 percentage points.

CAD sales increased 7.8% in the second quarter of 2011 compared to the first quarter of 2010.  The EMEA and Asia regions reported increased sales while the Americas region was 2% lower than the second quarter of 2010.  COG grew by 21.4%, led by the Costa brand which increased 25.2% compared to the prior year second quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	APRIL 2, 2011	APRIL 3, 2010	POINT CHANGE

CAD	57.1%	57.7%	(0.6)
COG	59.7%	55.5%	4.2
Consolidated Gross Profit Margins	58.2%	56.8%	1.4

Consolidated operating expenses for the second quarter of 2011 were $22.5 million, or 47.2% of sales, as compared to $20.0 million, or 47.9% of sales a year ago, a decrease of 70 basis points.  The CAD segment operating expenses were 8.8% higher than the prior year’s second quarter.  The COG segment operating expenses were 19.0% higher than last year.  These increases were directly related to the higher sales volume.

In the second quarter of 2011, the effective tax rate was 32.6%.  In the second quarter of 2010, the effective tax rate was 28.2%.  The increase is the result of the expiration of a tax holiday in China effective January 1, 2011 and a shift in the percentage of forecasted profitability to tax jurisdictions with higher tax rates.

Results of Operations Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010

In the first six months of 2011, the Company reported net income of $4.4 million, or $0.36 per basic and $0.34 per diluted share, compared to net income of $2.9 million, or $0.22 per basic share and $0.21 diluted share in the first six months of 2010.

The following chart details net sales performance:

Consolidated net sales were $87.6 million in the first six months of 2011 compared to $76.1 million in the first six months of 2010.  The effect of foreign exchange was favorable to consolidated 2011 sales results by approximately $1.5 million, or 1.9 percentage points.

CAD sales increased 9.0% in the first six months of 2011 compared to the first six months of 2010.  This growth was across every region and among Distributors and Retailers as they are seeing positive sell through this year compared to last.  Business Gift Channel sales also improved as businesses are reinstating gift programs that were put on hold during the recession.  COG grew by 22.5%, led by the Costa brand which increased 27.2% compared to the prior year first six months.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

Consolidated gross margins were 57.7% in the first six months of 2011, 70 basis points improved from the same period last year.  CAD gross margins improved in the first six months of 2011 to 55.9%, 20 basis points higher than 2010.  COG margins in the first six months of 2011 were 59.7%, above last year by 90 basis points.

Consolidated operating expenses for the first six months of 2011 were $43.6 million, or 49.9% of sales, as compared to $39.0 million, or 51.2% of sales a year ago, a decrease of 130 basis points.  The CAD segment operating expenses were 7.7% higher than the prior year’s first six months.  The COG segment operating expenses were 19.4% higher than last year.  These increases were directly related to the higher sales volume.

In the first six months of 2011 the effective tax rate was 32.6%.  In the first six months of 2010 the effective tax rate was 28.3%.  The increase is the result of the expiration of a tax holiday in China effective January 1, 2011 and a shift in the percentage of forecasted profitability to tax jurisdictions with higher tax rates.

Liquidity and Sources of Capital

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents (“cash”), short-term investments, cash generated from operations and amounts available under the Company's line of credit.  These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, contributions to the retirement plans, stock repurchase programs and debt service.  The Company expects its future cash needs in 2011 will be met by these historical sources of liquidity and capital.

The Company's cash and short-term investment balance of $13.4 million at July 2, 2011 decreased $5.8 million from January 1, 2011.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $41.8 million at July 2, 2011, an increase of $10.5 million since January 1, 2011.  CAD inventory increased $6.9 million and COG inventory levels increased by $3.6 million from year end 2010.  The increase in CAD segment inventory was to support anticipated higher sales volumes, product cost inflation and changes in distribution.  The increase in COG inventory was to support anticipated higher sales volumes from new product offerings.

The Company contributed $2.0 million to its defined benefit pension plans in the first quarter of 2011.  The Company expects to contribute $6.1 million in total to its defined benefit pension plans in 2011, $2.1 million to meet minimum required contributions and $4.0 million as an additional voluntary contribution.  With this additional voluntary contribution, the Company expects its defined benefit pension plans will be approximately 90% funded by the end of fiscal 2012.  The Company expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2011.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties."  The payments are $0.2 million annually each January through 2012.

The Company has a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At July 2, 2011, the outstanding balance of the Company's amended line of credit was $21.2 million, bearing an interest rate of approximately 1.9%, and the unused and available portion, according to the terms of the amended agreement, was $18.8 million.  At January 1, 2011, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.  The Company was in compliance with its various debt covenants as of July 2, 2011.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value July 2, 2011
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income for fiscal years after 2010, or $39.7 million	$53 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$1.9 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.93:1

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

At July 2, 2011, cash and short-term investments available for domestic operations was approximately $7.7 million, while cash held offshore was approximately $5.7 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of July 2, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 3, 2011 - April 30, 2011	11,200	$10.94	-	495,200
May 1, 2011 - May 28, 2011	16,000	$10.87	16,000	479,200
May 29, 2011 - July 2, 2011	-	$0.00	-	479,200
	27,200	$10.90	16,000

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  Cumulatively, through July 2, 2011, the Company purchased approximately 0.5 million shares under this plan for approximately $2.0 million at an average price per share of $3.83.

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

A. T. CROSS COMPANY

Date: August 16, 2011	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 16, 2011	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer