Form 10-Q
period 2011-10-01
CROSS A T CO
filed 2011-11-15
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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
Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2011:
Class A common stock -	11,132,968 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	OCTOBER 1, 2011	JANUARY 1, 2011
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$13,184	$16,650
Short-term investments	367	2,514
Accounts receivable, gross	30,635	30,631
Allowance for doubtful accounts	(1,128)	(1,069)
Accounts receivable, net	29,507	29,562
Inventories	40,499	31,320
Deferred income taxes	5,229	5,590
Other current assets	6,843	4,883
Total Current Assets	95,629	90,519

Property, plant and equipment, gross	107,584	104,949
Accumulated depreciation	(93,331)	(89,867)
Property, Plant and Equipment, Net	14,253	15,082
Goodwill	15,279	15,279
Intangibles, Net	9,017	9,458
Deferred Income Taxes	9,820	11,318
Other Assets	2,725	2,970
Total Assets	$146,723	$144,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$16,919	$19,564
Accrued compensation and related taxes	6,856	7,811
Retirement plan obligations	2,452	2,437
Income taxes payable	1,167	2,006
Total Current Liabilities	27,394	31,818

Long-Term Debt	21,221	19,221
Retirement Plan Obligations	14,501	16,274
Deferred Gain on Sale of Real Estate	2,346	2,737
Other Long-Term Liabilities	452	687
Accrued Warranty Costs	1,578	1,424
Commitments and Contingencies (Note K)	-	-
Total Liabilities	67,492	72,161
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 18,700 shares issued and
11,128 shares outstanding at October 1, 2011, and 18,439 shares
issued and 11,115 shares outstanding at January 1, 2011	18,700	18,439
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at October 1, 2011 and January 1, 2011	1,805	1,805
Additional paid-in capital	28,682	26,014
Retained earnings	87,444	81,114
Accumulated other comprehensive loss	(12,628)	(12,659)
Treasury stock, at cost	(44,772)	(42,248)
Total Shareholders' Equity	79,231	72,465
Total Liabilities and Shareholders' Equity	$146,723	$144,626

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	OCTOBER 1, 2011	OCTOBER 2, 2010	OCTOBER 1, 2011	OCTOBER 2, 2010

Net sales	$43,809	$38,156	$131,359	$114,277
Cost of goods sold	20,338	17,410	57,347	50,107
Gross Profit	23,471	20,746	74,012	64,170

Selling, general and administrative expenses	17,396	15,918	56,069	50,053
Service and distribution costs	2,325	1,897	6,020	5,366
Research and development expenses	746	694	2,024	2,067
Operating Income	3,004	2,237	9,899	6,684

Interest income	3	9	9	13
Interest expense	(168)	(251)	(555)	(844)
Other income	(492)	(195)	(464)	(22)
Interest and Other Expense	(657)	(437)	(1,010)	(853)

Income Before Income Taxes	2,347	1,800	8,889	5,831
Income tax provision	427	170	2,559	1,313
Net Income	$1,920	$1,630	$6,330	$4,518

Net Income Per Share:
Basic	$0.16	$0.13	$0.52	$0.35
Diluted	$0.15	$0.13	$0.49	$0.34

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,244	12,124	12,183	12,929
Effect of dilutive securities	796	400	792	264
Denominator for Diluted Net Income Per Share	13,040	12,524	12,975	13,193

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2011	OCTOBER 2, 2010	OCTOBER 1, 2011	OCTOBER 2, 2010

Net Income	$1,920	$1,630	$6,330	$4,518

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments	(242)	451	50	(79)
Unrealized (loss) gain on interest rate swap, net	(25)	(21)	(18)	98
Pension liability adjustment, net	71	(50)	(1)	22
Comprehensive Income	$1,724	$2,010	$6,361	$4,559

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	OCTOBER 1, 2011	OCTOBER 2, 2010
Cash (Used in) Provided by Operating Activities:
Net Income	$6,330	$4,518
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	4,035	4,329
Amortization	567	738
Restructuring charges paid	-	(748)
Amortization of deferred gain	(391)	(391)
Provision for bad debts	104	85
Deferred income taxes	1,105	2,412
Provision for accrued warranty costs	592	569
Warranty costs paid	(572)	(527)
Stock-based compensation and directors' fees	1,432	1,559
Excess tax benefit from stock-based awards	(839)	-
Unrealized loss on short-term investments	118	310
Unrealized (gain) loss on foreign exchange contracts	(601)	633
Unrealized foreign currency transaction (gain) loss	(93)	41
Changes in operating assets and liabilities:
Accounts receivable	(54)	3,602
Inventories	(9,100)	(9,750)
Other assets	(1,008)	(1,326)
Accounts payable	(1,442)	730
Other liabilities	(3,508)	(2,423)
Net Cash (Used in) Provided by Operating Activities	(3,325)	4,361
Cash (Used in) Provided by Investing Activities:
Purchases of short-term investments	(18,059)	(11,295)
Sales of short-term investments	20,088	16,209
Additions to property, plant and equipment	(3,180)	(3,791)
Additions to trademarks and patents	(126)	(189)
Net Cash (Used in) Provided by Investing Activities	(1,277)	934
Cash Provided by (Used in) Financing Activities:
Borrowing on long-term debt	16,300	5,500
Repayment of long-term debt	(14,300)	(6,000)
Excess tax benefit from stock-based awards	839	-
Proceeds from sale of Class A common stock, net	(247)	13
Purchase of treasury stock	(1,619)	(77)
Purchase of treasury stock from related party	-	(5,612)
Net Cash Provided by (Used in) Financing Activities	973	(6,176)
Effect of exchange rate changes on cash and cash equivalents	163	20
Decrease in Cash and Cash Equivalents	(3,466)	(861)
Cash and cash equivalents at beginning of period	16,650	10,443
Cash and Cash Equivalents at End of Period	$13,184	$9,582

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$661	$(598)
Interest paid	$526	$788

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2011
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of October 1, 2011, the results of operations for the three-month and nine-month periods ended October 1, 2011 and October 2, 2010, and the cash flows for the nine-month periods ended October 1, 2011 and October 2, 2010.  The results of operations for the nine-month period ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2011, which includes consolidated financial statements and notes thereto for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	OCTOBER 1, 2011	JANUARY 1, 2011
Finished goods	$25,444	$18,379
Work in process	5,158	3,229
Raw materials	9,897	9,712
	$40,499	$31,320

NOTE C - Income Taxes
In the first nine months of 2011 the effective tax rate was 28.8%.  In the first nine months of 2010 the effective tax rate was 22.5%.  The increase is the result of the expiration of a tax holiday in China effective January 1, 2011 and a shift in the percentage of forecasted profitability to tax jurisdictions with higher tax rates.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2011	OCTOBER 2, 2010	OCTOBER 1, 2011	OCTOBER 2, 2010

Revenues from External Customers:
CAD	$25,795	$23,092	$71,681	$65,191
COG	18,014	15,064	59,678	49,086
Total	$43,809	$38,156	$131,359	$114,277
Depreciation and Amortization:
CAD	$1,162	$1,277	$3,535	$3,876
COG	388	406	1,067	1,191
Total	$1,550	$1,683	$4,602	$5,067
Operating Income (Loss):
CAD	$748	$248	$(122)	$(952)
COG	2,256	1,989	10,021	7,636
Total	$3,004	$2,237	$9,899	$6,684

Total Interest and Other Expense:	$(657)	$(437)	$(1,010)	$(853)

Total Income Before Income Taxes:	$2,347	$1,800	$8,889	$5,831

Expenditure for Long-Lived Assets:
CAD	$677	$679	$1,821	$3,147
COG	687	194	1,485	833
Total	$1,364	$873	$3,306	$3,980

			OCTOBER 1, 2011	JANUARY 1, 2011
Segment Assets:
CAD			$94,438	$96,472
COG			52,285	48,154
		Total	$146,723	$144,626
Goodwill:
CAD			$-	$-
COG			15,279	15,279
		Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.4 million at October 1, 2011 and $0.6 million January 1, 2011, and were recorded in accounts payable, accrued expenses and other liabilities.  The COG segment revised their estimate of warranty liabilities in the first quarter and first nine months of 2011 due to changes in estimates and assumptions.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2011	OCTOBER 2, 2010	OCTOBER 1, 2011	OCTOBER 2, 2010
Accrued Warranty Costs - Beginning of Period	$1,862	$1,998	$1,998	$1,936
Warranty costs paid	(432)	(135)	(572)	(527)
Warranty costs accrued	588	115	818	569
Impact of changes in estimates and assumptions	-	-	(226)	-
Accrued Warranty Costs - End of Period	$2,018	$1,978	$2,018	$1,978

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

At October 1, 2011, the outstanding balance of the Company's amended line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $18.8 million.  At January 1, 2011, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2011	OCTOBER 2, 2010	OCTOBER 1, 2011	OCTOBER 2, 2010
Service cost	$13	$11	$38	$33
Interest cost	554	560	1,662	1,680
Expected return on plan assets	(559)	(567)	(1,678)	(1,701)
Amortization of unrecognized loss	238	117	716	351
Amortization of prior service cost	3	3	9	9
Net Periodic Benefit Cost	$249	$124	$747	$372

The Company expects to contribute $6.1 million in total to its defined benefit pension plans in 2011, $2.1 million to meet minimum required contributions and $4.0 million in additional voluntary contributions.  With these additional voluntary contributions, the Company expects its defined benefit pension plans will be greater than 80% funded by the end of fiscal 2012.  The Company contributed $2.0 million to its defined benefit pension plans in the first quarter of 2011, and in October 2011 paid $1.5 million toward the $4 million additional voluntary contribution goal.  The Company expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2011.

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

At October 1, 2011 and January 1, 2011, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	OCTOBER 1, 2011			JANUARY 1, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,247	$8,947	$300	$9,201	$8,805	$396
Patents	3,441	3,209	232	3,361	3,124	237
Customer relationships	3,170	1,585	1,585	3,170	1,245	1,925
	$15,858	$13,741	2,117	$15,732	$13,174	2,558
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$9,017			$9,458

Amortization expense for the three and nine month periods ended October 1, 2011 was approximately $0.3 million and $0.6 million, respectively.  The estimated future amortization expense for other intangibles remaining as of October 1, 2011 is as follows:

(THOUSANDS OF DOLLARS)	2011	2012	2013	2014	2015	THEREAFTER
	$155	$659	$603	$547	$153	$-

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $43.0 million as of October 1, 2011 and $28.5 million as of January 1, 2011.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In the third quarter of 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to October 1, 2011, the effect of the mark-to-market valuation, net of tax, was not material and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	OCTOBER 1, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$5,103	$-	$-	$5,103	$7,003	$-	$-	$7,003
Short-term investments (B)	367	-	-	367	2,514	-	-	2,514
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	623	-	623	-	-	-	-
	$5,470	$623	$-	$6,093	$9,517	$-	$-	$9,517

Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$212	$-	$212	$-	$184	$-	$184
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	22	-	22	-	154	-	154
	$-	$234	$-	$234	$-	$338	$-	$338

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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and nine month periods ended October 1, 2011 and October 2, 2010 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2011	OCTOBER 2, 2010	OCTOBER 1, 2011	OCTOBER 2, 2010
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$822	$(937)	$601	$(633)
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$(1)	$96	$174	$534
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(39)	$(128)	$(203)	$(383)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments
At October 1, 2011, the Company had short-term investments of $0.4 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized loss on these short-term investments was $0.1 million at October 1, 2011.

NOTE K - Commitments and Contingencies
The Company was named as one of approximately ninety defendants in a contribution suit brought by CCL/Unilever relating to the J.M. Mills Landfill Site (the “Site”), which is part of the Peterson/Puritan Superfund Site in Cumberland, Rhode Island.  These complaints alleged that the Company was liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for contribution for Site investigation costs.  In 2010, the Company reached settlement of the case and paid a settlement amount of approximately $0.2 million.

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

NOTE L - Related Party Transactions
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

Results of Operations Third quarter 2011 Compared to Third quarter 2010

In the third quarter of 2011, the Company reported net income of $1.9 million, or $0.16 per basic share and $0.15 per diluted share, compared to net income of $1.6 million, or $0.13 per basic and diluted share in the third quarter of 2010.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	OCTOBER 1, 2011	OCTOBER 2, 2010	CHANGE

Cross Accessories Division (CAD)	$25,795	$23,092	11.7%
Cross Optical Group (COG)	18,014	15,064	19.6%
Consolidated Net Sales	$43,809	$38,156	14.8%

Consolidated net sales were $43.8 million in the third quarter of 2011 compared to $38.2 million in the third quarter of 2010.  The effect of foreign exchange was favorable to consolidated third quarter 2011 sales results by approximately $0.8 million, or 2.0 percentage points.

CAD sales increased 11.7% in the third quarter of 2011 compared to the third quarter of 2010.  The Americas and the Asia, Middle East & Africa regions reported increased sales compared to the third quarter of 2010.  COG grew by 19.6%, led by the Costa brand which increased 23.4% compared to the prior year third quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	OCTOBER 1, 2011	OCTOBER 2, 2010	POINT CHANGE

CAD	49.1%	51.4%	(2.3)
COG	60.1%	59.0%	1.1
Consolidated Gross Profit Margins	53.6%	54.4%	(0.8)

Consolidated operating expenses for the third quarter of 2011 were $20.5 million, or 46.7% of sales, as compared to $18.5 million, or 48.5% of sales a year ago, a decrease of 180 basis points.  The CAD segment operating expenses were 2.5% higher than the prior year’s third quarter.  The COG segment operating expenses were 24.2% higher than last year.  These increases were directly related to the higher sales volume in the quarter.

In the third quarter of 2011, the effective tax rate was 18.2%.  In the third quarter of 2010, the effective tax rate was 9.4%.  The increase is the result of the expiration of a tax holiday in China effective January 1, 2011 and a shift in the percentage of forecasted profitability to tax jurisdictions with higher tax rates.

Results of Operations Nine months Ended October 1, 2011 Compared to Nine months Ended October 2, 2010

In the first nine months of 2011, the Company reported net income of $6.3 million, or $0.52 per basic and $0.49 per diluted share, compared to net income of $4.5 million, or $0.35 per basic share and $0.34 per diluted share in the first nine months of 2010.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	OCTOBER 1, 2011	OCTOBER 2, 2010	CHANGE

Cross Accessories Division (CAD)	$71,681	$65,191	10.0%
Cross Optical Group (COG)	59,678	49,086	21.6%
Consolidated Net Sales	$131,359	$114,277	14.9%

Consolidated net sales were $131.4 million in the first nine months of 2011 compared to $114.3 million in the first nine months of 2010.  The effect of foreign exchange was favorable to consolidated 2011 sales results by approximately $2.3 million, or 1.9 percentage points.

CAD sales increased 10.0% in the first nine months of 2011 compared to the first nine months of 2010.  Growth was across every region and among Distributors and Retailers as they are experiencing positive sell through this year compared to last.  Business Gift Channel sales also improved as businesses are reinstating gift programs that were put on hold during the recession.  COG grew by 21.6%, led by the Costa brand which increased 26.0% compared to the prior year first nine months.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED		PERCENTAGE
	OCTOBER 1, 2011	OCTOBER 2, 2010	POINT CHANGE

CAD	53.4%	54.1%	(0.7)
COG	59.8%	58.8%	1.0
Consolidated Gross Profit Margins	56.3%	56.2%	0.1

Consolidated gross margins were 56.3% in the first nine months of 2011, 10 basis points improved from the same period last year.  CAD gross margins declined in the first nine months of 2011 to 53.4%, 70 basis points lower than 2010.  COG margins in the first nine months of 2011 were 59.8%, above last year by 100 basis points.

Consolidated operating expenses for the first nine months of 2011 were $64.1 million, or 48.8% of sales, as compared to $57.5 million, or 50.3% of sales a year ago, a decrease of 150 basis points.  The CAD segment operating expenses were 6.0% higher than the prior year’s first nine months.  The COG segment operating expenses were 20.9% higher than last year, in line with the higher sales volume.

In the first nine months of 2011 the effective tax rate was 28.8%.  In the first nine months of 2010 the effective tax rate was 22.5%.  The increase is the result of the expiration of a tax holiday in China effective January 1, 2011 and a shift in the percentage of forecasted profitability to tax jurisdictions with higher tax rates.

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

The Company's cash and short-term investment balance of $13.6 million at October 1, 2011 decreased $5.6 million from January 1, 2011.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $40.5 million at October 1, 2011, an increase of $9.2 million since January 1, 2011.  CAD inventory increased $5.6 million and COG inventory levels increased by $3.6 million from year end 2010.  The increase in CAD segment inventory was to support anticipated higher sales volumes, product cost inflation and changes in distribution.  The increase in COG inventory was to support anticipated higher sales volumes from new product offerings.

The Company expects to contribute $6.1 million in total to its defined benefit pension plans in 2011, $2.1 million to meet minimum required contributions and $4.0 million in additional voluntary contributions.  With these additional voluntary contributions, the Company expects its defined benefit pension plans will be greater than 80% funded by the end of fiscal 2012.  The Company contributed $2.0 million to its defined benefit pension plans in the first quarter of 2011, and in October 2011 paid $1.5 million toward the $4 million additional voluntary contribution goal.  The Company expects to contribute $0.8 million to its defined contribution retirement plans and $0.2 million to its excess benefit plan in 2011.

As part of the acquisition of Native Eyewear, the Company assumed the liability of future payments associated with a "settlement in lieu of future royalties."  The payments are $0.2 million annually each January through 2012.

The Company has a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At October 1, 2011, the outstanding balance of the Company's amended line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $18.8 million.  At January 1, 2011, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.  The Company was in compliance with its various debt covenants as of October 1, 2011.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value October 1, 2011
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income for fiscal years after 2010, or $40.7 million	$55 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus prior year expenditures less the $10 million cap	$3.2 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.95:1

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

At October 1, 2011, cash and short-term investments available for domestic operations was approximately $9.3 million, while cash held offshore was approximately $4.3 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended January 1, 2011.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as "believes," "anticipates," "expects," "intends," "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the expected accounting treatment applicable to the carrying value of goodwill related to COG; availability of sufficient liquidity and sources of capital; compliance with laws and regulations (including in respect to contributions to the Company’s defined benefit plan); anticipated higher sales volumes within CAD and COG and higher product cost inflation and changes in distribution within CAD; statements related to the outcome of the EPA’s Special Notice Process and anticipated sufficiency of available working capital.  The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2011 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements involve a number of risks and uncertainties.  For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for a complete discussion of the Company's market risk.  There have been no material changes to the market risk information included in the Company's 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of October 1, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 3, 2011 - July 30, 2011	2,667	$11.32	-	479,200
July 31, 2011 - August 27, 2011	11,200	$10.51	8,000	471,200
August 28, 2011 - October 1, 2011	34,000	$9.97	34,000	437,200
	47,867	$10.17	42,000

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  Cumulatively, through October 1, 2011, the Company purchased approximately 0.6 million shares under this plan for approximately $2.4 million at an average price per share of $4.29.

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

A. T. CROSS COMPANY

Date: November 15, 2011	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 15, 2011	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer