Form 10-K
period 2011-12-31
CROSS A T CO
filed 2012-03-15
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

					X	Yes	No

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
		Large accelerated filer						Accelerated filer	X
		Non-accelerated filer						Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
	Yes	X	No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of July 2, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $102.3 million.

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2012 was:
Class A common stock -								11,460,271	Shares
Class B common stock -								1,804,800	Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this report.

INDEX

	Part I	Page

Item 1	Business -----------------------------------------------------------------------------------------------------------	1 - 4

Item 1A	Risk Factors -------------------------------------------------------------------------------------------------------	4 - 5

Item 1B	Unresolved Staff Comments -----------------------------------------------------------------------------------	6

Item 2	Properties ----------------------------------------------------------------------------------------------------------	6

Item 3	Legal Proceedings ------------------------------------------------------------------------------------------------	6

Item 4	Mine Safety Disclosures ----------------------------------------------------------------------------------------	6

	Part II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities ------------------------------------------------------------------	7 - 8

Item 6	Selected Financial Data -----------------------------------------------------------------------------------------	8

Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations --------------------------------------------------------------------------------------------	9 - 15

Item 7A	Quantitative and Qualitative Disclosures about Market Risk -------------------------------------------	15 - 16

Item 8	Financial Statements and Supplementary Data -------------------------------------------------------------	16 - 39

Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure ---------------------------------------------------------------------------------------------	40

Item 9A	Controls and Procedures ----------------------------------------------------------------------------------------	40

Item 9B	Other Information ------------------------------------------------------------------------------------------------	40

	Part III

Item 10	Directors, Executive Officers and Corporate Governance ------------------------------------------------	42

Item 11	Executive Compensation ----------------------------------------------------------------------------------------	42

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters ------------------------------------------------------------------------------	42

Item 13	Certain Relationships and Related Transactions, and Director Independence ------------------------	42

Item 14	Principal Accounting Fees and Services ----------------------------------------------------------------------	42

	Part IV

Item 15	Exhibits, Financial Statement Schedules ---------------------------------------------------------------------	43 - 44

	Signatures ----------------------------------------------------------------------------------------------------------	45

	Exhibits

Exhibit 18	Letter RE Change in Accounting Principle -------------------------------------------------------------------	46

Exhibit 21	A. T. Cross Company Subsidiaries, Branches and Divisions --------------------------------------------	47

Exhibit 23	Consent of Independent Registered Public Accounting Firm --------------------------------------------	48

Exhibit 31.1	Form of 302 Certifications --------------------------------------------------------------------------------------	49

Exhibit 31.2	Form of 302 Certifications --------------------------------------------------------------------------------------	50

Exhibit 32	Form of 906 Certifications --------------------------------------------------------------------------------------	51

PART I

Item 1	BUSINESS

The A.T. Cross Company (the “Company”) has two reportable segments: Cross Accessory Division (“CAD”), and Cross Optical Group (“COG”).  For certain financial information with respect to these segments, see Note K to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Cross Accessory Division

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ballpoint pens, fountain pens, Selectip® rolling ball pens and mechanical pencils.  We also manufacture and market a variety of refills for most of our product types.  In addition to Cross-branded writing instruments, CAD manufactures and markets a FranklinCovey line of entry level price point refillable writing instruments.  The Company is an original equipment manufacturer (“OEM”) of writing instruments.  In addition to writing instruments, we also design and market a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, cufflinks, and stationery.  The Company launches new pen products and other personal accessories on a bi-annual basis.
Our writing instruments are offered in a variety of styles and materials at various price points.  They are packaged and sold as individual units or in matching sets.  The majority of writing instrument sales occur at suggested retail price points between approximately $20 and $50.  We believe we are a market leader in the United States at these price points.  Products in this price range include: Classic® Century®, Calais, Cross Advantage, Aventura®, Stratford, Cross Contour, Cross Edge, and selected Century II and ATX® writing instruments.  The Cross Townsend®, Sauvage, Cross Sentiment, C-Series, Apogee®, Cross Affinity, Masquerade, Century II, and Tech3 lines as well as selected Classic Century and ATX writing instruments provide the Company a presence in the $55 to $300 price range.  Certain Classic Century and Cross Townsend writing instruments are priced over $300.  The Sable, Nile, Revere, Sage and Parasol writing instrument product lines are sold to the Company's self-serve channels of distribution including the office superstore customers.  The FranklinCovey brand provides the Company a presence in the under $10 suggested retail price range for a ballpoint pen.
Cross leather goods range in price from $40 to $145, reading glasses are priced at $30, watches range between $100 and $300, desk sets are priced at $225, cufflinks from $50 to $80 and stationery from $20 to $25.
The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products.  All Cross-branded writing instruments carry a full warranty of unlimited duration against mechanical failure.  Our watches are sold with a limited two-year warranty, and leather goods are sold with a limited one-year warranty.
CAD products are sold throughout the United States by our direct sales force and manufacturers' agents or representatives to approximately 3,000 retail and wholesale accounts, and directly to consumers via the Company's website: www.cross.com, and the Cross retail store.  Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, and United States military post exchanges.  Our wholesale accounts distribute CAD products to retail outlets that purchase in smaller quantities.  Advertising specialty representatives market to business accounts CAD products that typically are engraved or display a name or emblem and are used for gifts, sales promotions, incentives or advertising.
Sales of Cross Accessory Division products outside the United States during 2011 were made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.

Cross Optical Group

The Company's COG segment consists of its wholly-owned subsidiary, Cross Optical Group, Inc., which was formed on January 2, 2010 and is the legal entity of our two sunglass brands: Costa® and Native®.  Costa was acquired in 2003 and Native was purchased in 2008.  This business designs, manufactures and markets premium, high-quality, polarized sunglasses under these brand names.  Combined, our brands offer sunglasses in more than 75 styles and 25 lens options, most at suggested retail price points between approximately $89 and $279.  Costa expanded its offerings in 2011 to include prescription sunglasses at suggested retail price points between approximately $300 and $700.  Native expanded its offerings in 2011 to include sport goggles at retail price points between $79 and $149.  The COG segment also sells apparel and accessory products such as hats, t-shirts, cords, cases and backpacks.
Our sunglass products are sold by employee representatives and manufacturers' agents to approximately 6,600 retail accounts throughout the United States.  Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers.
Costa and Native sunglasses are sold with a lifetime warranty against manufacturer’s defects in materials and workmanship.

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

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark “CROSS,” and the frustoconical top of its writing instruments, and the trademarks “COSTA DEL MAR” and “NATIVE.”  The principal trademark “CROSS” is of fundamental importance to the CAD segment and the trademarks “COSTA DEL MAR”, “COSTA” and “NATIVE” are of fundamental importance to the COG segment.  The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, Cross Townsend, Switch-It, Edge and Tech4 as well as the Company's ball-point pen mechanism, universal pencil mechanism, and the improved expandable writing instrument and multifunction with propulsion mechanisms.  While the Company pursues a practice of seeking patent protection for novel inventions or designs, the business is not dependent upon obtaining and maintaining patents.

Seasonal Business

The CAD segment has historically generated its highest sales in the second half of the year, approximately one-third in the fourth quarter.  The COG segment has historically generated its highest sales in the first half of the year, approximately one-third in the second quarter.

Working Capital Requirements

Writing instrument and sunglass inventory balances tend to be highest in anticipation of new product launches and before peak selling seasons.  The Company offers, and may offer in the future, extended payment terms, primarily to domestic retail writing instrument customers, at certain points during the year.

Customers

The Company is not dependent upon any single customer for more than 5% of its consolidated revenues.

Backlog of Orders

The backlog of orders is not a significant factor in the Company's business.

Competition

The global non-disposable writing instrument market is estimated to be approximately $2.4 billion at retail.  It is competitive, in particular with respect to product quality, brand recognition and price.  There are numerous manufacturers of ballpoint, rolling ball and fountain pens, and mechanical pencils in the U.S. and abroad.  Many of these manufacturers produce lower-priced writing instruments than those produced by the Company.  Although the Company is a major producer of ballpoint, rolling ball and fountain pens, and mechanical pencils in the $20 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations.  The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products.  All of the Company's Cross-branded writing instruments carry a full warranty of unlimited duration against mechanical failure.
The plano sunglass market in the U.S. is estimated to be $3.4 billion at retail.  The Company's COG segment under the brand names Costa and Native compete in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be $2.3 billion at retail.  The prescription sunglass market segment is estimated to be approximately $4.7 billion at retail.  Many other sunglass companies also compete in these segments.  Costa and Native sunglasses are sold with a lifetime warranty against manufacturer’s defects in materials and workmanship.
See also the “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $2.7 million, $2.8 million and $2.8 million in 2011, 2010 and 2009, respectively.  For additional discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in compliance with all Federal, state and local environmental laws and regulations.  The Company believes that future capital expenditures for environmental control facilities will not be material.  See Item 3 “Legal Proceedings” and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 960 employees worldwide at December 31, 2011, none of which were subject to collective bargaining agreements.

International Operations and Export Sales

Approximately 42% of the Company's sales in 2011 were in foreign markets.  The primary foreign markets are in Europe and Asia.  Sales of the Company's products to foreign distributors are subject to import duties in many countries.  The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of U.S. dollar exchange, exchange control and other restrictive regulations.  Undistributed earnings of our foreign subsidiaries generally are not subject to current U.S. Federal and state income taxes, as such earnings are considered permanently reinvested in the growth of business outside the U.S.  The Company manufactures almost all of its core writing instruments in China.  See Note J and Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  For the effect of foreign sales on the Company's results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of December 31, 2011 and their principal positions:

NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	54	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	52	Senior Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	60	Corporate Controller, Chief Accounting Officer	1997
Charles S. Mellen	(4)	48	President, Cross Accessory Division	2005
Tina C. Benik	(5)	52	Vice President, Legal and Human Resources Corporate Secretary	1993
Joseph V. Bassi	(6)	59	Finance Director	1997
Charles R. MacDonald	(7)	58	President, Cross Optical Group, Inc.	2003

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
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

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations.  We have sales offices and certain operations in nine countries and distributors worldwide.  In 2011, approximately 42% of our revenue came from sales to locations outside the United States.  We may be adversely affected in the event that global economic uncertainty, particularly in Europe, erodes consumer confidence and purchasing.  Most of our products are manufactured overseas.  Operating internationally exposes us to changes in export controls and other laws or regulations, as well as the general political and economic conditions, security risks, natural disasters, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business and results of operations in such countries.

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

Unfavorable resolution of pending or future litigation matters could prove costly to us.  In 2002, the Company received a so-called notice letter under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") from the Federal Environmental Protection Agency (“EPA”) alleging that the Company is a Potentially Responsible Party (“PRP”) in one Superfund case.  The Company has reached settlement of the case and paid a settlement amount of approximately $0.2 million in 2010.  The Company expects that the EPA will select a remedy for the Site in 2012.  At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.  If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs.
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

The Company leases its Lincoln, Rhode Island corporate headquarters, housing corporate offices and CAD segment administrative and retail facilities.  Our leased facility in Dong Guan City, China houses the CAD segment's manufacturing operations and the segment also leases administrative and/or warehouse facilities for its operations in the United Kingdom, France, Japan, Hong Kong, Taiwan, Singapore and China.  In addition, the CAD segment leases a retail facility in the United Kingdom.
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
The Company expects that the EPA will select a remedy for the Site in 2012.  At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.
The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business.  To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Class A common stock is traded on NASDAQ (symbol: ATX).  There is no established trading market for the Company's Class B common stock.  At December 31, 2011, there were approximately 1,100 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock.  The weighted average numbers of total shares outstanding was 12,194,712 and 12,686,183 during 2011 and 2010, respectively.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

High and low sales prices of Class A common stock for the last two years were:
2011			2010
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$11.29	$8.50	First	$ 5.32	$ 3.54
Second	$12.85	$9.53	Second	$ 5.02	$ 4.05
Third	$16.20	$8.85	Third	$ 7.17	$ 4.11
Fourth	$13.17	$9.44	Fourth	$ 10.17	$ 5.82
The Company intends to retain earnings to finance the growth of the Company.

Performance Graph

The following graph compares the performance of the Company's Class A common stock to the Russell 2000 Index (as the Company's peer group index), the NYSE Amex Composite and the NASDAQ Composite over the Company's last five years.  The graph assumes that the value of the investment in the Company's Class A common stock and each index was $100 at December 31, 2006 and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among the A.T. Cross Company, the Russell 2000 Index
the NYSE Amex Composite and the NASDAQ Composite

$160
$140
$120
$100
$80
$60
$40
$20
$0
2006
2007
2008
2009
2010
2011
A.T. Cross Company
Russell 2000
NYSE Amex Composite
NASDAQ Composite

Company/Index/Composite	2006	2007	2008	2009	2010	2011
A.T. Cross Company	100.00	131.32	36.58	68.82	126.97	148.42
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NYSE Amex Composite	100.00	122.46	73.97	100.19	127.31	128.98
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58

The Company has chosen the Russell Group 2000 as a meaningful peer group against which to compare its performance.  The Russell Group 2000 represents a broad based group of small capitalization stocks and is generally believed to be indicative of market performance for small capitalization companies.

Issuer Purchases of Equity Securities

In 2008, the Company's Board of Directors authorized a plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions.  Cumulatively, through December 31, 2011, the Company purchased approximately 0.7 million shares of stock under this plan for approximately $3.6 million at an average price per share of $4.89.  In 2011, the Company purchased a total of approximately 0.2 million shares under this plan for approximately $1.6 million at an average price per share of $10.26.  No shares were purchased under this plan in the fourth quarter of 2011.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 share increase to the 2008 program.

Item 6	SELECTED FINANCIAL DATA

During the fourth quarter of 2011, the Company changed its method of accounting for domestic writing instrument inventories from determining cost using the last-in, first-out (“LIFO”) method to determining cost using the first-in, first-out (“FIFO”) method.  All of the Company’s inventories are now valued at the lower of cost, determined using the FIFO method, or market.  The Company believes this change is preferable as it provides uniformity across the Company’s operations with respect to the method for inventory accounting, better reflects the current value of inventories on the Consolidated Balance Sheet and improves comparability with the Company’s peers.  The change in accounting method from LIFO to FIFO for domestic writing instrument inventories has been applied retrospectively.

		2011	2010	2009	2008*	2007
OPERATIONS: (THOUSANDS OF DOLLARS)
Net Sales		$174,637	$158,312	$141,764	$160,146	$151,885
Operating Income		12,046	9,070	845	1,203	8,963
Net Income		8,310	6,208	1,559	(1,032)	6,355

PER SHARE DATA: (DOLLARS)
Net Income Per Share	Basic	0.68	0.49	0.11	(0.07)	0.43
	Diluted	0.64	0.48	0.11	(0.07)	0.41

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Total Assets		155,415	146,720	141,279	146,515	133,859
Long-Term Retirement Plan Obligations		22,636	16,274	14,726	14,681	5,067
Long-Term Debt, Less Current Maturities		21,221	19,221	19,721	21,721	-
Other Long-Term Liabilities		1,855	2,111	2,672	4,447	4,106
Shareholders' Equity		77,653	74,559	73,709	76,216	87,296

* Included in 2008 is a $3.9 million charge to operating income and net income for an impairment of goodwill.

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cross Accessory Division (“CAD”)

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846.  Sold primarily under the Cross brand, ballpoint, fountain and Selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes.  Cross also manufactures and markets a line of FranklinCovey entry level price point refillable writing instruments.  Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, watches, desk sets, cufflinks and stationery.
CAD is competing vigorously to build its position in terms of product innovation, marketing and merchandising.  To this end, a number of initiatives, many of which are described below, have been implemented.  In 2011, approximately 11% of CAD revenue was derived from new products launched into the marketplace.  In 2011, CAD launched several new writing instrument product lines:  Bailey, Beverly, Spire, Special Edition Year of the Dragon Collection as well as the Disney assortment developed and licensed exclusively for the Japanese market.  Several new finishes were also added to ATX and Classic Century collections.  The Company also launched Cross Dahlia, Dalton, Gilford, Warren, Cardinal, Bradbury, and Dubai lines for its office superstore customers for the 2011 holiday season.
In 2011, all leather goods, reading glasses, watches, desk sets, cufflinks and stationery represented approximately 8% of CAD sales.  The Company's stationery collection expanded in 2011 with the addition of several new fashionable styles and colors.
In addition to bringing new products to market in 2011, Cross expanded the global self-serve program.  The Company rolled out over 450 new fixtures featuring a range of reading glasses, stationery and writing instruments.
The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style.  The strong awareness of our name and the positive attributes associated with our brand support the extension of the Cross brand into related personal accessory categories.  CAD has moved into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network.  A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments.  We have developed a foothold in these categories and look forward to further strengthening our presence in select categories in 2012.

Cross Optical Group (“COG”)

The Company's COG segment consists of its wholly-owned subsidiary, Cross Optical Group, Inc.  This business designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.
Founded in Florida in 1983, the Costa brand has developed a superior reputation for its advanced polarized lens technology and functional frame design.  Costa upholds the Company's commitment to delivering exceptional product, innovation and quality to consumers.  Costa's lenses are renowned for their clarity; their patented 580 lens technology is considered by many to be the best performing sunglass lens in the marketplace.  In 2011, Costa began to offer this lens in customized prescription strengths.  Costa’s core market has traditionally been the saltwater fishing enthusiast in the southeastern United States.  As such, Costa has a long-term commitment to conservation initiatives that protect and sustain vital fisheries.  Costa has expanded its marketing efforts to reach consumers beyond its core market by developing consumer awareness in other fishing categories, geographies and demographics.  Costa sponsors related lifestyle activities such as the 2011 Kenny Chesney Goin’ Coastal Concert Tour and related limited edition Kenny Chesney sunglasses.  Costa's collection features a broad range of styles that appeal to a broad consumer demographic and is expanding geographically in both domestic and international markets.
Native, which was founded in 1994, also specializes in polarized sunglasses and goggles.  Native products are feature-rich and are priced from $89 to $139.  The collection consists primarily of high-performance sport wraps that are designed for mountain and trail enthusiasts who are active in the “human powered sports” such as biking, running and climbing.  Native frames are very light weight and known for their exceptional fit, features sought after by professional athletes and active sport enthusiasts alike.
The creation of the Cross Optical Group has proven to be very successful.  As a result, the Company is benefiting from revenue diversification and a substantial contribution to the bottom line.

Comparison of Fiscal 2011 with Fiscal 2010

The following chart details net sales performance by segment and operating unit:

(THOUSANDS OF DOLLARS)	FISCAL 2011	FISCAL 2010	PERCENTAGE CHANGE
CAD	$102,131	$97,776	4.5%
COG	72,506	60,536	19.8%
Consolidated Net Sales	$174,637	$158,312	10.3%

Consolidated net sales were $174.6 million in 2011 compared to $158.3 million in 2010.  The effect of foreign exchange was favorable to consolidated 2011 sales results by approximately $2.4 million, or 1.5 percentage points.
CAD sales benefitted from the economic recovery as every region reported higher sales performance from a year ago.  The effect of foreign exchange was favorable to CAD 2011 sales results by approximately $2.4 million, or 2.4 percentage points.
COG sales in 2011 were primarily driven by growth of the Costa brand.  The increase in Costa sales was due to new product launches aimed to appeal to a non-fishing demographic, expanded distribution, an increase in revenue from repairs, apparel and accessories as well as the 2011 introduction of Costa Rx prescription sunglasses.  Native brand sales also increased from the prior year.
The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	FISCAL 2011	FISCAL 2010	PERCENTAGE POINT CHANGE
CAD	53.2%	53.7%	(0.5)
COG	58.9%	59.1%	(0.2)
Consolidated Gross Profit Margins	55.6%	55.7%	(0.1)

Consolidated selling, general and administrative (“SG&A”) expenses were approximately $74.4 million, 8.2% higher than 2010.  SG&A expenses were 42.6% of sales in 2011 compared to 43.5% of sales in 2010.  SG&A expenses for the CAD segment were approximately $47.2 million, or 46.2% of sales, compared to $45.7 million, or 46.7% of sales, in 2010.  Foreign currency exchange losses that are included in the CAD segment SG&A expenses approximated $1.7 million and $1.2 million in fiscal 2011 and 2010, respectively.  COG segment SG&A expenses of $27.2 million, were 17.7% higher than 2010 primarily due to higher selling and marketing expenses related to the sales volume increase.
Research and development (“R&D”) expenses were approximately $2.7 million in 2011 and $2.8 million in 2010.  R&D expenses were approximately 2% of sales in 2011 and 2010.
Interest expense was $0.7 million and $1.0 million in 2011 and 2010, respectively.  Lower interest expense in 2011 was due to lower interest rates.
Other (expense) income was expense of $0.2 million and $0.3 million in 2011 and 2010, respectively.
In 2011, the Company's effective tax rate was 25.5% compared to the Federal tax rate of 35.0%.  This difference was due to the effect of income sourced from lower taxed foreign jurisdictions.  For fiscal years 2008 through 2010, the Company’s earnings in China were subject to a tax rate of 12.5%, which is half the statutory tax rate.  Beginning in 2011, earnings in China are subject to the full statutory rate of 25%.  The income tax expense was also favorably impacted by the recognition of $0.2 million of tax benefits, the realization of which was previously considered uncertain.  For an analysis of income taxes, see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
As a result of the foregoing, consolidated net income in fiscal 2011 was $8.3 million ($0.68 basic and $0.64 diluted net income per share) compared to fiscal 2010 net income of $6.2 million ($0.49 basic and $0.48 diluted net income per share).

Comparison of Fiscal 2010 with Fiscal 2009

The following chart details net sales performance by segment and operating unit:

(THOUSANDS OF DOLLARS)	FISCAL 2010	FISCAL 2009	PERCENTAGE CHANGE
CAD	$97,776	$90,892	7.6%
COG	60,536	50,872	19.0%
Consolidated Net Sales	$158,312	$141,764	11.7%

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
The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	FISCAL 2010	FISCAL 2009	PERCENTAGE POINT CHANGE
CAD	53.7%	52.0%	1.7
COG	59.1%	57.0%	2.1
Consolidated Gross Profit Margins	55.7%	53.8%	1.9

Consolidated gross margins improved 1.9 percentage points in 2010 compared to 2009.  The improvement in CAD gross margin was due to the increased sales volume, the impact of cost reduction programs put in place during 2009 and 2010 and a shift in channel mix.  COG segment gross margin was favorably impacted by the implementation of cost reduction projects and shifts to higher priced products.
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
In 2010, the Company's effective tax rate was 20.9% compared to the Federal tax rate of 35.0%.  This difference was due to the effect of income sourced from lower taxed foreign jurisdictions.  For fiscal years 2008 through 2010, the Company’s earnings in China were subject to a tax rate of 12.5%, which is half the statutory tax rate.  Future earnings in China will be subject to the full statutory rate of 25%.  The income tax expense was also favorably impacted by the recognition of $0.2 million of tax benefits, the realization of which was previously considered uncertain.  For an analysis of income taxes, see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
As a result of the foregoing, consolidated net income in fiscal 2010 was $6.2 million ($0.49 basic and $0.48 diluted net income per share) compared to fiscal 2009 net income of $1.6 million ($0.11 basic and diluted net income per share).
Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents (“cash”), short term investments, cash generated from operations and amounts available under the Company's line of credit.  These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, contributions to the retirement plans, stock repurchase programs and debt service.  The Company expects its future cash needs in 2012 will be met by these historical sources of liquidity and capital.
Cash provided by operating activities was $10.3 million for fiscal 2011 reflecting continued positive cash generation from operations.  These results reflect management's restructuring and cash management efforts.  The Company was able to fund financing and investing activities described below and end 2011 with a cash and short-term investments balance of $26.0 million at December 31, 2011, up $6.8 million from January 1, 2011.
Total inventory was $36.5 million at December 31, 2011, an increase of $1.9 million since January 1, 2011.  CAD inventory increased $0.7 million and COG inventory increased $1.2 million.  The primary reason for the increase in CAD inventory was a lower than projected sales volume in the fourth quarter of 2011.  COG’s increase was due to the number of new products introduced in 2011 and higher projected first quarter 2012 sales.
The Company made cash contributions in 2011 of approximately $3.7 million to its defined benefit pension plans, $1.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and $2.5 million as an additional voluntary contribution.  This additional voluntary contribution was made in January 2012, fulfilling the Company’s intention to fund $4.0 million in additional voluntary contributions.  The Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years.  The Company anticipates these future funding requirements to be between $2.7 million and $3.3 million per year.  Additionally, the Company made cash contributions in 2011 of approximately $0.9 million to its defined contribution retirement plans and expects to contribute $0.9 million to its defined contribution retirement plans in 2012.
Cash used in investing activities of $1.7 million principally reflects additions to property, plant and equipment of approximately $3.9 million and cash provided by the sale of short-term investments.  In fiscal 2012, the Company expects capital expenditures to be approximately $6.2 million.
Cash provided by financing activities for the fiscal 2011 principally reflects the borrowing of $2.0 million on the Company's credit facility and the acquisition of treasury shares under the Company's stock buyback program.  In 2008, the Company's Board of Directors authorized a plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions.  Cumulatively, through December 31, 2011, the Company purchased approximately 0.7 million shares of stock under this plan for approximately $3.6 million at an average price per share of $4.89.  In 2011, the Company purchased a total of approximately 0.2 million shares under this plan for approximately $1.6 million at an average price per share of $10.26.  On February 22, 2012, the Company’s Board of Directors authorized a 0.7 million share increase to the 2008 program.
The Company expects fiscal 2012 research and development expenses to be approximately $2.8 million.
The Company has a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At December 31, 2011, the Company had $21.2 million outstanding on this line of credit, bearing interest at a rate of 2.0% and the unused and available portion was $18.8 million.  The Company was in compliance with its various debt covenants as of December 31, 2011.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

COVENANT DESCRIPTION	COVENANT REQUIREMENT	CALCULATED COMPANY VALUE DECEMBER 31, 2011
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income for fiscal years after 2010, or $41.7 million	$53 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$4 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.99:1

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plans and contributions to the retirement plans.  Should operating cash flows in 2012 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs.  These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.
At the end of fiscal 2011, cash and short-term investments available for domestic operations was approximately $17.8 million and cash available for international operations was approximately $8.2 million.

Contractual Obligations and Commercial Commitments

Interest rate swap agreements effectively fix the interest rate on a portion of the Company's line of credit at 1.2%.
The Company leases manufacturing, office and warehouse space and certain equipment under non-cancelable operating leases.  All leases expire prior to the end of 2017.  Future minimum lease payments under all non-cancelable leases, including renewal options the Company believes it will exercise, and other contractual obligations at December 31, 2011 were approximately:

(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS

Line of Credit, Including Interest *	$21,901	$-	$21,901	$-	$-
Operating Leases	14,892	3,484	8,147	3,261	-
Uncertain Tax Liabilities	464	21	298	88	57
Pension Plan Obligations **	26,742	6,035	9,319	5,378	6,010
Legal Obligations ***	200	200	-	-	-
Purchase Obligations	3,983	3,243	740	-	-
Total	$68,182	$12,983	$40,405	$8,727	$6,067

*	Interest on the line of credit was calculated using the interest rate as of December 31, 2011 over the remaining life of the note.
**
The Company expects to meet or exceed its minimum funding requirements for its defined benefit retirement plans in future years.  Though there is uncertainty as to the exact amount and timing of these payments, the Company anticipates the future funding requirements to be between $2.7 million and $3.3 million per year.

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

New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company and the status of the Company's implementation thereof, see the “New Accounting Pronouncements” section of Note A to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  None are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

    Inventory Methods and Realizable Value.  Our global inventories are carried at the lower of cost or market, which requires us to estimate adjustments for both obsolescence and the market value we can expect to receive for our on hand inventory.  Since we are required to produce our product with sufficient lead time to satisfy global distribution and expected demand during seasonal peak periods, we are subject to the risks of consumer acceptance of the products we have produced.  We assess our need for obsolescence and market value adjustments based on a variety of factors including historical demand, future marketing plans and alternative uses for raw material and work-in-process.

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

Retirement Obligations.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of pension expense and liability measurement.  We evaluate these critical assumptions annually.  Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.  The discount rate enables us to state expected future cash flow as a present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  We decreased our discount rates to 4.21% in 2011 from 5.36% in 2010 on domestic plans and to 4.7% in 2011 from 5.15% in 2010 on foreign plans, to reflect market interest rate conditions.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets will increase pension expense.  Our long-term expected return on plan assets was 7.8% in 2011 and 2010 for domestic plans, and 3.8% in 2011 and 3.5% in 2010 for foreign plans.

Impairment of Long-Lived Assets.  Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company determined the fair value of the reporting unit's goodwill using established income and market valuation approaches and the fair value of its trade names using a forward-looking relief from royalty model.  All goodwill and indefinite-lived intangibles relate to the COG segment and were estimated to be recoverable as of December 31, 2011.
The Company determined the fair values of its reporting unit's goodwill by preparing a discounted cash flow analysis using updated forward-looking projections of the unit's future operating results and by comparing the value of the reporting unit to the implied market value of selected peers of the reporting unit.  The significant assumptions used in the discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, working capital requirements, and terminal growth rates.  Net income assumptions include sales growth, gross margin, and SG&A growth assumptions.  The discount rate used is a cost of equity method, which is essentially equal to the “market participant” weighted-average cost of capital (“WACC”).  The Company determined the fair values of its trade names using a forward-looking relief from royalty model.  The significant assumptions used in the forward-looking relief from royalty method include: revenue growth, royalty rates and the discount rate.  The COG reporting unit's fair value substantially exceeded its carrying value by over 140% on both the income and market approaches, and the trade names fair values substantially exceeded their carrying values by approximately 40%.  The Company performed a sensitivity analysis on our significant assumptions and has determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: reduce net income by 10%, reduce projected revenue growth by 10%, reduce projected royalty rate by 10% or increase the WACC by 100 basis points.

Revenue Recognition.  Revenue recognition requires estimates of product returns, discounts and rebates at the time revenue is recognized.  These estimates are based on customer communication and historical experience.  Should these estimates change, there could be a material effect on revenue recognized.

For additional information regarding management's estimates, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Forward-Looking Statements” below.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “propose,” “should,” “will” and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements, including but not limited to CAD's direct to consumer initiative; the performance of Cross branded writing instrument and personal accessory products; consumers’ willingness to continue to participate in the writing instrument category; consumers’ willingness to engage in Costa’s prescription sunglass program; the planned geographic and demographic expansion of Costa and Native; statements related to the introduction of new products; the Company's plans to identify acquisition targets; the availability of necessary raw materials and manufacturing technologies at favorable pricing terms; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.
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
Foreign currency exchange rates and fluctuations in those rates may affect the Company's ability to realize projected growth rates in its sales and earnings.  The Company derives approximately 42% of its revenues from outside the United States.  The Company's ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.  The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries.  The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts.  Most of these contracts are short-term, generally expire in one to three months and a 5% change in exchange rates would not subject the Company to material market risk.  Although the Company has programs in place to manage foreign currency exchange risk on certain foreign currency denominated balance sheet positions, and on a portion of certain foreign currency denominated cash flows, significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, the British Pound the Chinese Renminbi and the Japanese Yen could adversely affect the Company's financial position and results of operations.
The Company maintains a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  The Company believes that changes in interest rates would not be material to its operations, due to its anticipated level of borrowings.  There was $21.2 million and $19.2 million outstanding under the Company's line of credit at December 31, 2011 and January 1, 2011, respectively.
The Company entered into interest rate swap agreements that effectively fix the interest rate on a portion of its line of credit at 1.2% per annum.  At December 31, 2011, the notional value of the interest rate swap was $15.0 million.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

PAGE

Report of Independent Registered Public Accounting Firm -------------------------------------------------------------	17
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of December 31, 2011, January 1, 2011 -------------------------------	18
Consolidated Statements of Income for the Years Ended
December 31, 2011, January 1, 2011 and January 2, 2010 ---------------------------------------------	19
Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2011, January 1, 2011 and January 2, 2010 ---------------------------------------------	19
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2011, January 1, 2011 and January 2, 2010 ---------------------------------------------	20
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011, January 1, 2011 and January 2, 2010 ---------------------------------------------	21
Notes to Consolidated Financial Statements -----------------------------------------------------------------	22 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note A to the consolidated financial statements, the Company has elected to change its method of accounting for domestic writing instrument inventory from the last in, first out method to the first in, first out method.  Such change has been applied retrospectively to all periods presented.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 14, 2012

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES)	DECEMBER 31, 2011	JANUARY 1, 2011
ASSETS
Current Assets
Cash and cash equivalents	$25,991	$16,650
Short-term investments	-	2,514
Accounts receivable, net	29,110	29,562
Inventories	36,482	34,548
Deferred income taxes	4,206	4,456
Other current assets	7,954	4,883
Total Current Assets	103,743	92,613

Property, Plant and Equipment, Net	13,706	15,082
Goodwill	15,279	15,279
Intangibles, Net	9,002	9,458
Deferred Income Taxes	11,115	11,318
Other Assets	2,570	2,970
Total Assets	$155,415	$146,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,237	$7,693
Accrued compensation and related taxes	7,509	7,811
Accrued expenses and other liabilities	10,868	11,871
Retirement plan obligations	2,508	2,437
Income taxes payable	712	2,006
Total Current Liabilities	29,834	31,818

Long-Term Debt	21,221	19,221
Retirement Plan Obligations	22,636	16,274
Deferred Gain on Sale of Real Estate	2,216	2,737
Other Long-Term Liabilities	464	687
Accrued Warranty Costs	1,391	1,424
Commitments and Contingencies (Note L)	-	-
Total Liabilities	77,762	72,161
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 18,713 shares issued and
11,133 shares outstanding at December 31, 2011, and 18,439
shares issued and 11,115 shares outstanding at January 1, 2011	18,713	18,439
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at December 31, 2011 and January 1, 2011	1,805	1,805
Additional paid-in capital	29,178	26,014
Retained earnings	91,518	83,208
Accumulated other comprehensive loss	(18,718)	(12,659)
Treasury stock, at cost, 7,580 shares in 2011 and 7,324 shares in 2010	(44,843)	(42,248)
Total Shareholders' Equity	77,653	74,559
Total Liabilities and Shareholders' Equity	$155,415	$146,720

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES,		YEARS ENDED
EXCEPT PER SHARE AMOUNTS)	DECEMBER 31, 2011	JANUARY 1, 2011	JANUARY 2, 2010

Net sales	$174,637	$158,312	$141,764
Cost of goods sold	77,613	70,090	65,501
Gross Profit	97,024	88,222	76,263

Selling, general and administrative expenses	74,451	68,817	63,978
Service and distribution costs	7,830	7,524	6,763
Research and development expenses	2,697	2,811	2,817
Restructuring charges	-	-	1,860
Operating Income	12,046	9,070	845

Interest income	12	25	41
Interest expense	(661)	(975)	(1,166)
Other (expense) income	(248)	(270)	195
Interest and Other (Expense) Income	(897)	(1,220)	(930)

Income (Loss) Before Income Taxes	11,149	7,850	(85)
Income tax provision (benefit)	2,839	1,642	(1,644)
Net Income	$8,310	$6,208	$1,559

Net Income Per Share:
Basic	$0.68	$0.49	$0.11
Diluted	$0.64	$0.48	$0.11

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,195	12,686	14,772
Effect of dilutive securities	810	379	10
Denominator for Diluted Net Income Per Share	13,005	13,065	14,782

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS)		YEARS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011	JANUARY 2, 2010

Net Income	$8,310	$6,208	$1,559

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(143)	(302)	716
Unrealized gain on interest rate swap, net of tax
provision of ($5), ($125) and ($87)	9	232	161
Pension liability adjustment, net of tax benefit
(provision) of $3,193, $877 and ($152)	(5,925)	(1,591)	81
Comprehensive Income	$2,251	$4,547	$2,517

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES)	COMMON STOCK							TOTAL
	SHARES & DOLLAR AMOUNT		ADDITIONAL		OTHER			SHARE-
	AT $1 PAR VALUE		PAID-IN	RETAINED	COMPREHEN-	TREASURY STOCK		HOLDERS'
	CLASS A	CLASS B	CAPITAL	EARNINGS	SIVE LOSS	SHARES	AMOUNT	EQUITY
Balances at January 3, 2009	$17,609	$1,805	$21,431	$75,441	$(11,956)	3,815	$(28,114)	$76,216
Purchase of treasury stock						273	(678)	(678)
Purchase of treasury stock from related party						1,500	(5,182)	(5,182)
Cancellation of restricted stock			1,358			218	(1,358)	-
Tax provision on stock-based awards			(139)					(139)
Stock purchase plan	5		11					16
Non-cash stock-based directors' fees	46		102					148
Amortization of stock-based compensation			548					548
Stock option expense			263					263
Foreign currency translation adjustments					716			716
Pension liability adjustment					81			81
Unrealized gain on interest rate swap					161			161
Net Income				1,559				1,559
Balances at January 2, 2010	$17,660	$1,805	$23,574	$77,000	$(10,998)	5,806	$(35,332)	$73,709
Purchase of treasury stock						43	(267)	(267)
Purchase of treasury stock from related party						1,371	(5,612)	(5,612)
Grant of restricted stock for future services	725		(725)					-
Cancellation of restricted stock			1,037			104	(1,037)	-
Stock option activity, net of settlements	18		(94)					(76)
Tax provision on stock-based awards			70					70
Stock purchase plan	4		15					19
Non-cash stock-based directors' fees	32		121					153
Amortization of stock-based compensation			1,077					1,077
Stock option expense			939					939
Foreign currency translation adjustments					(302)			(302)
Pension liability adjustment					(1,591)			(1,591)
Unrealized gain on interest rate swap					232			232
Net Income				6,208				6,208
Balances at January 1, 2011	$18,439	$1,805	$26,014	$83,208	$(12,659)	7,324	$(42,248)	$74,559
Purchase of treasury stock						158	(1,619)	(1,619)
Grant of restricted stock for future services	154		(154)					-
Cancellation of restricted stock			976			98	(976)	-
Stock option activity, net of settlements	98		(375)					(277)
Tax provision on stock-based awards			830					830
Stock purchase plan	1		16					17
Non-cash stock-based directors' fees	13		137					150
Stock awards	8		75					83
Amortization of stock-based compensation			1,330					1,330
Stock option expense			329					329
Foreign currency translation adjustments					(143)			(143)
Pension liability adjustment					(5,925)			(5,925)
Unrealized gain on interest rate swap					9			9
Net Income				8,310				8,310
Balances at December 31, 2011	$18,713	$1,805	$29,178	$91,518	$(18,718)	7,580	$(44,843)	$77,653

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS)		YEARS ENDED
CASH PROVIDED BY (USED IN):	DECEMBER 31, 2011	JANUARY 1, 2011	JANUARY 2, 2010
Operating Activities:
Net Income	$8,310	$6,208	$1,559
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,280	5,404	4,841
Amortization	739	1,211	1,032
Restructuring charges	-	-	1,860
Restructuring charges paid	-	(771)	(1,926)
Amortization of deferred gain	(521)	(522)	(521)
Provision for bad debts	68	139	691
Deferred income taxes	2,989	501	(1,617)
Provision for accrued warranty costs	285	797	705
Warranty costs paid	(391)	(735)	(592)
Stock-based compensation and directors' fees	1,892	2,170	820
Excess tax (benefit) provision from stock-based awards	(830)	70	139
Unrealized (gain) loss on short-term investments	-	(29)	268
Unrealized (gain) loss on foreign exchange contracts	(24)	154	(503)
Increase (decrease) in non-income based tax reserves	178	(193)	(338)
Unrealized foreign currency transaction (gain) loss	(227)	84	(73)
Changes in operating assets and liabilities:
Accounts receivable	728	1	151
Inventories	(1,864)	(5,780)	2,114
Other assets	(2,712)	(438)	3,633
Accounts payable	497	1,317	1,380
Other liabilities	(4,100)	3,208	(2,101)
Net Cash Provided by Operating Activities	10,297	12,796	11,522
Investing Activities:
Acquisition of Native Eyewear, Inc., net of cash acquired	-	-	(481)
Purchases of short-term investments	(31,525)	(17,040)	(40,192)
Sales of short-term investments	34,039	21,772	33,900
Additions to property, plant and equipment	(3,912)	(4,533)	(5,149)
Additions to trademarks and patents	(283)	(286)	(288)
Net Cash Used in Investing Activities	(1,681)	(87)	(12,210)
Financing Activities:
Excess tax benefit (provision) from stock-based awards	830	(70)	(139)
Borrowing on long-term debt agreement	16,300	5,860	-
Repayment of long-term debt	(14,300)	(6,360)	(2,000)
Proceeds from sale of Class A common stock	170	18	16
Repurchase of share-based awards to satisfy tax withholdings	(430)	(76)	-
Purchase of treasury stock	(1,619)	(267)	(678)
Purchase of treasury stock from related party	-	(5,612)	(5,182)
Net Cash Provided by (Used in) Financing Activities	951	(6,507)	(7,983)
Effect of exchange rate changes on cash and cash equivalents	(226)	5	485
Increase (Decrease) in Cash and Cash Equivalents	9,341	6,207	(8,186)
Cash and cash equivalents at beginning of period	16,650	10,443	18,629
Cash and Cash Equivalents at End of Period	$25,991	$16,650	$10,443

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$1,159	$(609)	$(3,152)
Interest paid	$701	$974	$1,249

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
December 31, 2011

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations:  The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the “Company”).  Upon consolidation, intercompany accounts and transactions are eliminated.
The Company has two reportable segments: Cross Accessory Division (“CAD”), and Cross Optical Group (“COG”).  The Company's CAD segment designs, manufactures and markets writing instruments, business accessories and watches throughout the world and is an OEM of writing instruments.  Writing instrument products are sold under the Cross brand as well as the FranklinCovey brand.  They include ball-point pens, fountain pens, Selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets.  In addition to writing instrument accessories, the Company offers personal accessory products including watches, precision reading glasses and leather goods.  The Company's COG segment designs, manufactures and markets sunglasses throughout the United States under the Costa and Native brand names.  The Company evaluates segment performance based upon operating profit or loss.  The Company's reportable segments are strategic business units that offer different product lines.  They are managed separately, as each unit requires different technologies and marketing strategies.
The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31.  A fiscal year usually consists of four 13 week fiscal quarters.  Fiscal 2008 was a 53 week year with 14 weeks in the fourth quarter.  Fiscal years 2011, 2010 and 2009 were 52-week years ending December 31, 2011, January 1, 2011 and January 2, 2010, respectively.  The Company has historically recorded its highest sales in the fourth quarter.
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

Cash Equivalents and Short-Term Investments:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Short-term investments are stated at fair value.  Gains or losses on short-term investments, both realized and unrealized, are included in other (expense) income.  At December 31, 2011 and January 1, 2011, approximately 40% and 42%, respectively, of the Company's cash and cash equivalents were on deposit with one financial institution.

Allowance for Doubtful Accounts:  The Company determines its allowance for doubtful accounts based on historical percentages of aged accounts receivable and specific customer accounts when, in management’s opinion, they are deemed uncollectable.  Following is a summary of the allowance for doubtful accounts for the three years ended December 31, 2011:

		YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011	JANUARY 1, 2011	JANUARY 2, 2010
Allowance for Doubtful Accounts - Beginning of Year	$1,069	$1,129	$1,068
Charged to bad debt expense	68	139	691
Deductions	(117)	(199)	(630)
Allowance for Doubtful Accounts - End of Year	$1,020	$1,069	$1,129

Inventories:  The Company’s inventories are valued at the lower of cost or market.  During the fourth quarter of 2011, the Company changed its method of accounting for domestic writing instrument inventories from determining cost using the last-in, first-out (“LIFO”) method to determining cost using the first-in, first-out (“FIFO”) method.  All of the Company’s inventories are now valued at the lower of cost, determined using the FIFO method, or market.  The Company believes this change is preferable as it provides uniformity across the Company’s operations with respect to the method for inventory accounting, better reflects the current value of inventories on the Consolidated Balance Sheet and improves comparability with the Company’s peers.
The change in accounting method from LIFO to FIFO for domestic writing instrument inventories has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of domestic writing instrument inventories on a FIFO basis.  The cumulative effect of this change in accounting principle as of January 3, 2009 was a $2.5 million increase in retained earnings.  The impact of this change in accounting principle to our results of operations for the year ended December 31, 2011 was not material.  The following table details the retrospective application impact on previously reported amounts for periods that are included in the consolidated financial statements:

(THOUSANDS OF DOLLARS)		YEAR ENDED JANUARY 1, 2011
Consolidated Balance Sheet:	Originally Reported	Adjusted	Change
Inventories	$31,320	$34,548	$3,228
Deferred income taxes	5,590	4,456	(1,134)
Total Current Assets	90,519	92,613	2,094
Total Assets	144,626	146,720	2,094

Retained earnings	81,114	83,208	2,094
Total Shareholders' Equity	72,465	74,559	2,094
Total Liabilities and Shareholders' Equity	144,626	146,720	2,094

		YEAR ENDED JANUARY 1, 2011			YEAR ENDED JANUARY 2, 2010
Consolidated Statements of Income:	Originally Reported	Adjusted	Change	Originally Reported	Adjusted	Change
Cost of Goods Sold	$69,836	$70,090	$254	$65,046	$65,501	$455
Gross Profit	88,476	88,222	(254)	76,718	76,263	(455)
Operating Income	9,324	9,070	(254)	1,300	845	(455)
Income (Loss) Before Income Taxes	8,104	7,850	(254)	370	(85)	(455)
Income tax provision (benefit)	1,731	1,642	(89)	(1,485)	(1,644)	(159)
Net Income	6,373	6,208	(165)	1,855	1,559	(296)
Net Income Per Share:
Basic	$0.50	$0.49	($0.01)	$0.13	$0.11	($0.02)
Diluted	$0.49	$0.48	($0.01)	$0.13	$0.11	($0.02)

		YEAR ENDED JANUARY 1, 2011			YEAR ENDED JANUARY 2, 2010
Consolidated Statements of Cash Flows:	Originally Reported	Adjusted	Change	Originally Reported	Adjusted	Change
Net Income	$6,373	$6,208	$(165)	$1,855	$1,559	$(296)
Deferred taxes	590	501	(89)	(1,458)	(1,617)	(159)
Inventory	(6,034)	(5,780)	254	1,659	2,114	455

Property, Plant and Equipment, and Related Depreciation:  Property, plant and equipment are stated at historical cost.  Depreciation expense was $5.3 million, $5.4 million and $4.8 million in fiscal 2011, 2010 and 2009, respectively.  Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Furniture & Fixtures	2 to 10	Years
Machinery & Equipment	2 to 10	Years
Leasehold Improvements	3 to 15	Years
Vehicles, Tooling and Desktop PCs	2 to 5	Years

The components of Property, Plant and Equipment are as follows:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011	JANUARY 1, 2011
Leasehold improvements	$2,060	$1,826
Machinery and equipment	105,873	103,123
	107,933	104,949
Less accumulated depreciation	94,227	89,867
Property, Plant and Equipment, Net	$13,706	$15,082

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

Warranty Costs:  CAD's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.5 million at December 31, 2011 and $0.6 million at January 1, 2011, and were recorded in accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

		YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011	JANUARY 1, 2011	JANUARY 2, 2010
Accrued Warranty Costs - Beginning of Year	$1,998	$1,936	$1,823
Warranty costs paid	(391)	(735)	(592)
Warranty costs accrued	423	423	375
Impact of changes in estimates and assumptions	(138)	374	330
Accrued Warranty Costs - End of Year	$1,892	$1,998	$1,936

Revenue Recognition:  Revenue from sales is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title to the goods has passed to the customer, the sales price is fixed or determinable, and collection of the sales price is reasonably assured.  Provisions are made at the time the related revenue is recognized for estimated product returns, discounts and rebates.

Marketing Support Costs:  The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $13.7 million, $12.3 million and $9.9 million for fiscal 2011, 2010 and 2009, respectively.  Accrued marketing support expenses were approximately $2.3 million at December 31, 2011 and $2.0 million at January 1, 2011 and are included in accrued expenses and other liabilities.

Derivatives:  The Company has a program in place to manage foreign currency risk.  As part of that program, the Company can enter into foreign currency exchange contracts to hedge anticipated foreign currency transactions or commitments, primarily purchases of materials and products from foreign suppliers, and certain foreign currency denominated balance sheet positions.  The terms of the contracts are generally less than three months.  Forward exchange contracts generally do not qualify for hedge accounting and gains and losses are included in SG&A expenses.
The Company also uses interest rate swaps to manage its exposure to changing interest rates that result from variable rate debt.  These swaps effectively fix the interest rate on a portion of the Company's line of credit at 1.2%.
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

Basic and Diluted Net Income Per Share:  Basic net income per share is computed by dividing net income by the weighted average number of total shares of Class A and Class B common stock outstanding during the year.  Diluted net income per share is computed by dividing net income by diluted weighted average shares outstanding.  Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares.  To the extent that their effect is dilutive, potential common shares include common stock options and non-vested equity shares based on the treasury stock method.  There is no anti-dilutive effect of securities for the three years ended December 31, 2011.

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

New Accounting Pronouncements:  In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  We do not expect the new ASU to have a material effect on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively.  We do not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on our financial position, results of operations or cash flows.

NOTE B - INVENTORIES

The Company’s inventories are valued at the lower of cost or market.  Cost is determined using the FIFO method.  The components of inventory are as follows:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011	JANUARY 1, 2011
Finished goods	$23,538	$21,214
Work in process	3,967	3,616
Raw materials	8,977	9,718
	$36,482	$34,548

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
The following is a tabular presentation of the restructuring liabilities related to this plan:

(THOUSANDS OF DOLLARS)	SEVERANCE & RELATED EXPENSES	PROFESSIONAL FEES & OTHER	TOTAL
Balances at January 3, 2009	$772	$61	$833
Restructuring charges incurred	1,517	343	1,860
Cash payments	(1,618)	(308)	(1,926)
Foreign exchange effects	5	(1)	4
Balances at January 2, 2010	$676	$95	$771
Cash payments	(676)	(95)	(771)
Balances at January 1, 2011 and December 31, 2011	$-	$-	$-

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
In 2011, 2010 and in 2009, the Company's annual impairment tests indicated that all remaining goodwill and indefinite-lived intangibles were not impaired.  The cumulative goodwill impairment loss of $3.9 million related to the CAD segment.
At December 31, 2011 and January 1, 2011, the carrying value of goodwill was approximately $15.3 million.  As the goodwill is all U.S. Dollar denominated, there is no translation adjustment.  Goodwill resulting from the 2008 acquisition of Native was $11.9 million.  The entire $15.3 million goodwill balance, $11.9 million of which is expected to be tax deductible, related to the COG segment.
Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011			JANUARY 1, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,374	$8,990	$384	$9,201	$8,805	$396
Patents	3,471	3,225	246	3,361	3,124	237
Customer relationships	3,170	1,698	1,472	3,170	1,245	1,925
	$16,015	$13,913	2,102	$15,732	$13,174	2,558
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$9,002			$9,458

The Company amortizes patents and trademarks over an average five-year life and customer relationships over a seven-year life.  Amortization expense was approximately $0.7 million, $1.2 million and $1.0 million for fiscal years 2011, 2010 and 2009, respectively.  The Company’s non-compete agreement, originally intended to remain in effect for four years was not renewed and was fully amortized in 2010.  The estimated future amortization expense for other intangibles remaining as of December 31, 2011 is as follows:

(THOUSANDS OF DOLLARS)	2012	2013	2014	2015	2016	THEREAFTER
	$688	$634	$578	$181	$21	$-

NOTE E - LINE OF CREDIT

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
At December 31, 2011, the outstanding balance of the Company's amended line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $18.8 million.  At January 1, 2011, the outstanding balance of the Company's amended line of credit was $19.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the amended agreement, was $20.8 million.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ITEMS

(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	PENSION LIABILITY ADJUSTMENT	INTEREST RATE SWAP AGREEMENTS	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at January 1, 2011	$(1,903)	$(10,637)	$(119)	$(12,659)
Current period change	(143)	(5,925)	9	(6,059)
Balances at December 31, 2011	$(2,046)	$(16,562)	$(110)	$(18,718)

NOTE G - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at December 31, 2011 and January 1, 2011, along with maturity dates and any unrealized gain (loss).  The net unrealized gain (loss) is recorded in SG&A in the consolidated statements of income, since the Company did not apply hedge accounting to these contracts.

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
DECEMBER 31, 2011
Euro	$10,642	2012	$151
Sterling	4,657	2012	(5)
Japanese Yen	12,006	2012	(112)
Hong Kong Dollar	4,569	2012	(16)
Taiwan Dollar	1,526	2012	(13)
Mexican Peso	1,020	2012	(13)
Chinese Renminbi	5,000	2012	32
Total	$39,420		$24

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
JANUARY 1, 2011
Euro	$11,931	2011	$(75)
Sterling	5,267	2011	(37)
Japanese Yen	4,529	2011	(27)
Hong Kong Dollar	5,140	2011	(8)
Taiwan Dollar	1,604	2011	(7)
Total	$28,471		$(154)

Foreign currency exchange losses that are included in SG&A expenses approximated $1.7 million, $1.2 million and $1.8 million in fiscal 2011, 2010 and 2009, respectively.
In the third quarter of 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to December 31, 2011, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.1 million and is included as a component of accumulated other comprehensive loss.
The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities.  The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity.  The carrying amount of long-term debt approximates fair value as a result of the variable interest rate.  The fair value of the interest rate swap agreements, based upon market observable data, was ($0.2) million at December 31, 2011 and January 1, 2011 and was reported in accrued expenses and other liabilities.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has non-contributory defined benefit pension plans and defined contribution retirement plans (consisting of savings plans and a non-contributory profit sharing plan), which cover substantially all domestic employees.
On March 30, 2006, the Company's Board of Directors voted to freeze the Company's domestic non-contributory defined benefit pension plan effective May 20, 2006.
The Company's matching contributions to its savings plans are made in cash. In fiscal 2011, 2010 and 2009 expenses related to this plan were approximately $0.8 million, $0.7 million and $0.9 million, respectively.  There were no profit sharing plan contributions during this three-year period.  The Company also maintains a deferred compensation plan that is offered to certain key executives and non-employee directors.  Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries.  The Company does not provide its employees with any postretirement benefits other than those described above.
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

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:

(THOUSANDS OF DOLLARS)	2011	2010
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$50,869	$46,827
Service cost	255	45
Interest cost	2,633	2,679
Actuarial loss	7,842	3,524
Benefits paid	(2,209)	(2,134)
Administrative expenses paid	(256)	(72)
Benefit Obligation at End of Year	$59,134	$50,869

Change in Plan Assets
Fair value of plan assets at end of prior year	$32,928	$30,369
Actual return on plan assets	632	3,091
Employer contributions	3,797	1,674
Benefits paid	(2,209)	(2,134)
Administrative expenses paid	(256)	(72)
Fair Value of Plan Assets at End of Year	$34,892	$32,928

Funded Status
Deficiency of plan assets over projected benefit obligation	$(24,242)	$(17,941)
Unrecognized prior service cost	71	82
Unrecognized net actuarial loss	25,127	15,992
Prepaid (Accrued) Pension Cost (Included in Retirement Plan Obligations)	$956	$(1,867)

Amounts Recognized in the Consolidated Balance Sheets Consist of
Accrued benefit cost - current	$(2,068)	$(1,997)
Accrued benefit cost - long-term	(22,174)	(15,944)
Accumulated other comprehensive loss	25,198	16,074
Net Recognized Amount	$956	$(1,867)

Accumulated Benefit Obligation	$59,134	$50,869

(THOUSANDS OF DOLLARS)	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$255	$45	$100
Interest cost	2,633	2,679	3,001
Expected return on plan assets	(2,622)	(2,465)	(2,504)
Amortization of transition obligation	-	-	7
Amortization of prior service cost	27	11	31
Recognized net actuarial (gain) loss	652	379	386
Settlement gain	-	-	(185)
Net Periodic Benefit Cost	$945	$649	$836

	2011		2010		2009
Assumptions:	DOMESTIC PLANS	FOREIGN PLANS	DOMESTIC PLANS	FOREIGN PLANS	DOMESTIC PLANS	FOREIGN PLANS
Weighted Average Assumptions Used
to Determine Benefit Obligation
Discount rate	4.21%	4.70%	5.36%	5.15%	5.88%	5.90%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted Average Assumptions Used
to Determine Net Periodic Benefit Cost
Discount rate	5.36%	5.15%	5.88%	5.90%	6.17%	5.70%
Expected return on plan assets	7.80%	3.80%	7.80%	3.50%	7.80%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The Company decreased the discount rate on domestic plans to 4.21% in 2011 from 5.36% in 2010 to reflect market interest rate conditions.  In establishing the long-term rate of return on assets assumption of 7.8%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns on the frozen domestic plan for those asset categories.  That weighted-average return approximates 7.8%.  The Company monitors investment results against benchmarks such as the Russell 1000 Growth Index and the Russell 2000 Value Index for the equity portion of the portfolio and the Barclays Capital US Long Credit A+ Index for fixed income investments.  Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 7.8% assumption.

Plan Asset Information: Asset Category	TARGET ALLOCATION FYE 2012	ALLOCATION PERCENTAGE FYE 2011	ALLOCATION PERCENTAGE FYE 2010
Domestic Equities	30%	32.3%	35.0%
International Equities	10%	7.9%	11.2%
Fixed Income Securities	40%	40.4%	39.9%
All Asset Fund	20%	19.4%	13.9%
Cash/Other	0%	0.0%	0.0%
	100%	100%	100%

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
The Company made cash contributions in 2011 of approximately $3.7 million to its defined benefit pension plans, $1.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and $2.5 million as an additional voluntary contribution.  This additional voluntary contribution was made in January 2012, fulfilling the Company’s intention to fund $4.0 million in additional voluntary contributions.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(THOUSANDS OF DOLLARS)	2012	2013	2014	2015	2016	2017 - 2021
	$2,207	$2,332	$2,442	$2,581	$2,713	$15,723

The fair value framework requires the categorization of pension plan assets into three levels based upon the assumptions (inputs) used to price the pension plan assets.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets.
Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Domestic Equities (A) (B)	$10,579	$-	$-	$10,579	$9,832	$-	$-	$9,832
International Equities (A)	2,264	-	-	2,264	2,532	-	-	2,532
Fixed Income Securities (A) (C)	11,158	-	-	11,158	10,111	-	-	10,111
Foreign Fixed Income Securities (C)	-	2,932	-	2,932	-	6,575	-	6,575
All Asset Fund (A)	4,272	-	-	4,272	3,686	-	-	3,686
Cash and Cash Equivalents	3,687	-	-	3,687	192	-	-	192
Total Assets at Fair Value	$31,960	$2,932	$-	$34,892	$26,353	$6,575	$-	$32,928

(A)	Value based on quoted market prices of identical instruments
(B)	Includes approximately $0.6 million and $1.1 million of A.T. Cross Company Class A shares in 2011 and 2010, respectively.
(C)	Valued daily by the fund using a market approach with inputs that include quoted market prices of identical instruments to the underlying investments

NOTE I - OMNIBUS INCENTIVE PLAN (THE “OI PLAN”)

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares.  The OI Plan provides for grants of awards, including but not limited to Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to them; and Performance Awards, which are awards in common shares or cash.  The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time.  At December 31, 2011, there were 2,141,621 shares reserved and 863,380 shares available to be issued under the OI Plan.
The fair value of each stock option granted under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model.  It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives.  The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated.  However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances. No stock options were exercised in 2009.  At December 31, 2011, the total unamortized expense for stock options under the OI Plan was approximately $0.2 million.  Other information related to stock options follows:

	2011	2010	2009
Weighted average fair value per share of stock options granted	$4.40	$1.28	$0.89

Key assumptions used to value stock options granted:
Weighted average risk-free rate	2.21%	1.56%	1.98%
Average expected life in years	5	3	7
Volatility	44.97%	43.32%	36.69%
Dividend yield	0%	0%	0%

	DECEMBER 31, 2011	JANUARY 1, 2011
Stock price used to determine intrinsic values at end of year	$11.31	$9.79

(MILLIONS OF DOLLARS)
Intrinsic value of stock options outstanding at end of year	$8.6	$7.6
Intrinsic value of stock options exercisable at end of year	$8.5	$6.4

Intrinsic value of stock options exercised	$1.4	$0.3

The fair value of non-vested equity shares granted under the Company's OI Plan was determined on the date of grant.  At December 31, 2011, the total unrecognized compensation expense for Non-Vested Equity Shares under the OI Plan was approximately $2.7 million with a weighted-average life of 2.3 years.  Other information related to non-vested equity shares follows:

	2011	2010	2009
(MILLIONS OF DOLLARS)
Fair value of shares vested at vesting dates	$1.8	$1.4	$0.4
Compensation expense recognized	$1.3	$1.1	$0.5

Director Retainers are shares of Company stock issued to Directors for services performed for the Company; they vest upon issuance.  The expense related to Director Retainer shares for 2011, 2010 and 2009 were $0.1 million, $0.2 million and $0.1 million, respectively.
The related tax benefit (provision) on compensation expense recognized under the OI Plan was $0.8 million, ($0.1) million and ($0.1) million in fiscal 2011, 2010 and 2009, respectively.

Stock plan activity during the year ended December 31, 2011 was as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES RESERVED
Shares reserved at January 1, 2011			1,528,364

Additional Shares Reserved	900,000		900,000

Stock Options:
Outstanding at January 1, 2011	1,440,549	$4.54	-
Granted	84,000	$10.52	-
Exercised	(217,553)	$5.99	(217,553)
Cancelled	(28,755)	$7.46	-
Outstanding at December 31, 2011	1,278,241	$4.62

		WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-Vested Equity Shares:
Outstanding at January 1, 2011	815,905	$4.91	-
Granted	154,169	$12.43	(154,169)
Vested	(167,499)	$4.28	-
Cancelled	(97,655)	$9.99	97,655
Outstanding at December 31, 2011	704,920	$6.00

Director Retainers	12,676	$11.82	(12,676)

Shares reserved at December 31, 2011			2,141,621

The Company also has an Employee Stock Purchase Plan (the “ESP Plan”), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase.  A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 76,610, 78,134 and 81,822 at December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

NOTE J - INCOME TAXES

The components of income before income taxes were:

(THOUSANDS OF DOLLARS)	2011	2010	2009
U.S.	$5,610	$2,156	$(3,356)
Non-U.S.	5,539	5,694	3,271
	$11,149	$7,850	$(85)

The provision for income taxes consists of the following:

(THOUSANDS OF DOLLARS)	2011	2010	2009
Currently (Receivable) Payable:
Federal	$(1,185)	$1,233	$(879)
State	179	214	(182)
Foreign	921	1,094	1,015
	(85)	2,541	(46)
Deferred:
Federal	2,939	(797)	(1,562)
State	(10)	-	29
Foreign	(5)	(102)	(65)
	2,924	(899)	(1,598)
Total	$2,839	$1,642	$(1,644)

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from operations is as follows:

(THOUSANDS OF DOLLARS)	2011	2010	2009
Statutory Federal income tax provision	$3,902	$2,747	$(29)
State income tax expense, less Federal tax benefit	234	134	(118)
Foreign tax rate differential	(1,023)	(1,001)	(298)
Adjustment related to uncertain tax benefits	(16)	(223)	(367)
Settlement of items subject to audit	-	-	(818)
Miscellaneous	(258)	(15)	(14)
Income Tax Provision (Benefit)	$2,839	$1,642	$(1,644)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and January 1, 2011 are as follows:

(THOUSANDS OF DOLLARS)	2011	2010
Current Deferred Tax Assets:
Additional costs inventoried for tax purposes and
inventory adjustments not deductible for tax purposes	$1,077	$2,592
Excess benefit plan	1,005	889
Accrued pension costs	689	668
Net operating loss carryforward	1,315	-
Other	1,548	1,466
	5,634	5,615
Less Valuation Allowance	(1,428)	(1,159)
Current Deferred Tax Assets	$4,206	$4,456

(THOUSANDS OF DOLLARS)	2011	2010
Long-Term Deferred Tax Assets and Liabilities:
Assets:
Intangible assets	$212	$682
Accrued warranty costs	733	773
Foreign tax credit carryforward	1,185	1,682
Net operating loss carryforward	3,047	2,665
Accrued pension costs	7,662	6,427
Deferred gain on sale of real estate	1,105	1,329
Other	1,507	1,584
	15,451	15,142
Less Valuation Allowance	(3,487)	(3,624)
Long-Term Deferred Tax Assets	$11,964	$11,518
Liabilities:
Property, plant and equipment, principally due to
differences in depreciation	(849)	(200)
Long-Term Deferred Tax Liabilities	(849)	(200)
Net Long-Term Deferred Tax Asset	$11,115	$11,318
Net Deferred Tax Asset	$15,321	$15,774

At December 31, 2011 and January 1, 2011, undistributed earnings of foreign subsidiaries amounted to approximately $35.5 million and $30.9 million, respectively.  These earnings could become subject to additional tax if they are remitted as dividends or if certain other circumstances exist.  The amount of additional taxes that might be payable on the undistributed foreign earnings of $35.5 million approximates $9.2 million.  This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.
At December 31, 2011, the Company had state net operating loss carryforwards of approximately $29.1 million, which expire in fiscal years from 2012 to 2030.  Net operating loss carryforwards for certain foreign subsidiaries were approximately $3.9 million for tax purposes.  A portion of these losses will expire in fiscal years from 2012 to 2024 and a portion does not expire.  A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized.  The increase of $0.3 million in 2011 and the decrease of $0.1 million in 2010 in the valuation allowance primarily related to changes in state deferred tax assets.
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
As of December 31, 2011, the liability for uncertain tax positions is $0.4 million and $0.3 million of the unrecognized tax benefit would impact the Company's effective tax rate, if recognized.
The following is a tabular reconciliation of beginning and ending balances of unrecognized tax benefits.

(THOUSANDS OF DOLLARS)	2011	2010	2009
Beginning of Year	$376	$586	$1,848
Gross decreases - tax positions in prior period	-	-	(722)
Gross increases - current period tax positions	16	92	98
Lapse of statute limitations	(31)	(302)	(638)
End of Year	$361	$376	$586

The Company is currently subject to audit by the Internal Revenue Service (“IRS”) and certain foreign jurisdictions for the calendar years ended 2008 through 2012. The Company concluded the IRS audit of the 2005 tax year in the first quarter of 2009 and recorded those results in that quarter.  In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2008; this varies depending on the jurisdiction.  The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2007 through 2011.

As of January 1, 2011, the Company had accrued $0.1 million of interest and an immaterial amount of penalties related to uncertain tax positions.  As of December 31, 2011, the amount of accrued interest was $0.1 million and the amount of accrued penalties was immaterial. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.  The liabilities resulting from the adoption of an accounting standard update related to uncertain tax positions, including tax, interest and penalty, are included in other long-term liabilities on the Company's consolidated balance sheet.
The Company is subject to income taxes in many jurisdictions around the world.  Significant judgment is required in determining the worldwide provision for income taxes.  In the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Although the Company believes the estimates for uncertain tax positions are reasonable and recorded in accordance with accounting standards, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.  Additional taxes assessed as a result of an audit or litigation could have a material effect on the Company's income tax provision and net income in the period or periods in which the determination is made.  Changes in estimates made in fiscal 2011 and 2010 were the result of more precise information, current actions by taxing authorities and the expiration of statutes of limitation in certain jurisdictions.

NOTE K - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended December 31, 2011:

(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2011:
Revenues from external customers	$102,131	$72,506	$174,637
Depreciation and amortization	4,564	1,455	6,019
Operating income	1,205	10,841	12,046
Segment assets	104,761	50,654	155,415
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	2,510	1,685	4,195

2010:
Revenues from external customers	$97,776	$60,536	$158,312
Depreciation and amortization	4,780	1,835	6,615
Operating income	817	8,253	9,070
Segment assets	98,566	48,154	146,720
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	3,734	1,085	4,819

2009:
Revenues from external customers	$90,892	$50,872	$141,764
Depreciation and amortization	4,374	1,499	5,873
Operating (loss) income	(5,211)	6,056	845
Restructuring charges	1,860	-	1,860
Segment assets	97,218	44,061	141,279
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	4,181	1,737	5,918

Total Company and segment operating income (loss) reconciles to consolidated income before income taxes by the inclusion of interest income, interest expense and other income.
The Company defines long-lived assets as property, plant and equipment and intangibles.

Geographic Information:

(THOUSANDS OF DOLLARS)	2011	2010	2009
NET SALES
United States	$101,410	$90,322	$80,891
Europe, Middle East and Africa	36,230	34,631	33,238
Asia Pacific	24,187	22,438	18,906
International Americas	12,810	10,921	8,729
Total Consolidated Net Sales	$174,637	$158,312	$141,764
Revenues are attributed to countries based on the location of customers.

LONG-LIVED ASSETS	2011	2010	2009
United States	$30,878	$31,786	$32,451
Foreign countries	7,109	8,033	9,165
Total Consolidated Long-Lived Assets	$37,987	$39,819	$41,616

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases administrative facilities and/or manufacturing and warehouse space for its CAD segment operations in Rhode Island, U.S., the United Kingdom, France, Japan, Hong Kong, Taiwan, Singapore and China.  The CAD segment also leases a retail facility in the United Kingdom.  The Company's COG segment leases administrative and warehouse facilities in Florida and Colorado.  All leases expire prior to the end of 2017.  Real estate taxes, insurance, and maintenance expenses are generally obligations of the Company.  It is expected that in the ordinary course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2012.  Rent expense for leased facilities was approximately $3.5 million, $3.5 million and $3.6 million in 2011, 2010 and 2009, respectively.  At December 31, 2011, future minimum lease payments under all such non-cancelable leases, including renewal options the Company believes it will exercise, were approximately:

(THOUSANDS OF DOLLARS)	2012	2013	2014	2015	2016	Thereafter	Total
	$3,484	$3,147	$2,591	$2,409	$2,146	$1,115	$14,892

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
The Company expects that the Federal Environmental Protection Agency ("EPA") will select a remedy for the Site in 2012.  At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.
The Pension Benefit Guaranty Corporation (“PBGC”) has asserted that it believes that the Company has had a triggering event under Section 4062(e) of ERISA, which, had such an event occurred, would lead to an acceleration of funding contributions to the Company’s defined benefit plan.  Specifically, during 2010, the PBGC has asserted that the Company closed a facility in the USA when it completed the transfer of a significant portion of its manufacturing operations offshore.  The Company maintains that the facility did not close, and therefore no triggering event occurred. The Company’s most recent contact with the PBGC regarding this matter was in April 2011.  Notwithstanding the foregoing, the Company intends to ensure that its defined benefit plan remains viable and healthy and intends to continue to make all legally required contributions under the plan.  The Company further believes that it has sufficient liquidity to meet any required contributions to the Plan, and in fact, has made additional voluntary contributions of $4 million to the plan since October 2011.
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

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets in inactive markets.
Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	DECEMBER 31, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$10,404	$-	$-	$10,404	$7,003	$-	$-	$7,003
Short-term investments (B)	-	-	-	-	2,514	-	-	2,514
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	55	-	55	-	-	-	-
	$10,404	$55	$-	$10,459	$9,517	$-	$-	$9,517

	DECEMBER 31, 2011				JANUARY 1, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities:
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$169	$-	$169	$-	$184	$-	$184
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	31	-	31	-	154	-	154
	$-	$200	$-	$200	$-	$338	$-	$338

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

The effective portion of the pre-tax gains (losses) on our derivative instruments are categorized in the following table:

(THOUSANDS OF DOLLARS)	YEARS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$24	$(154)
Cash Flow Hedges:
Effective portion recognized in other comprehensive income:
Interest rate swaps	$253	$870
Effective portion reclassified from other comprehensive income:
Interest rate swaps (B)	$(239)	$(513)

(A) Included in selling, general and administrative expenses
(B) Included in interest expense

NOTE O - SHORT-TERM INVESTMENTS

At December 31, 2011, the Company had no short-term equity investments classified as trading securities.  Realized gains or losses on short-term investments are included in other (expense) income.

NOTE P - RELATED PARTY TRANSACTIONS

Pursuant to a Stock Redemption Agreement with Galal Doss, a director and major stockholder of the Company at that time, the Company purchased approximately 1.4 million shares of the Company’s Class A common stock in 2010 for approximately $5.6 million.  In 2009, the Company purchased approximately 1.5 million shares from Mr. Doss for approximately $5.2 million.

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

During the fourth quarter of 2011, the Company changed its method of accounting for domestic writing instrument inventories from determining cost using the last-in, first-out (“LIFO”) method to determining cost using the first-in, first-out (“FIFO”) method.  All of the Company’s inventories are now valued at the lower of cost, determined using the FIFO method, or market.  The Company believes this change is preferable as it provides uniformity across the Company’s operations with respect to the method for inventory accounting, better reflects the current value of inventories on the Consolidated Balance Sheet and improves comparability with the Company’s peers.
The change in accounting method from LIFO to FIFO for domestic writing instrument inventories has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of domestic writing instrument inventories on a FIFO basis.  The following tabulation of the unaudited quarterly results of operations for the years ended December 31, 2011 and January 1, 2011 reflects the effects of these adjustments.

(THOUSANDS EXCEPT PER SHARE DATA)
2011		APRIL 2	JULY 2	OCTOBER 1	DECEMBER 31

Net Sales		$39,782	$47,768	$43,809	$43,278

Gross Profit Originally Reported		23,155	27,386	23,471	22,953
Effect of Restatement		10	11	38	-
Restated Gross Profit		23,165	27,397	23,509	22,953

Net Income Originally Reported		1,258	3,152	1,920	1,941
Effect of Restatement		7	7	25	-
Restated Net Income		1,265	3,159	1,945	1,941

Net Income Per Share:	Basic Originally Reported	$0.10	$0.26	$0.16	$0.16
	Effect of Restatement	$0.00	$0.00	$0.00	$0.00
	Restated Basic	$0.10	$0.26	$0.16	$0.16

	Diluted Originally Reported	$0.10	$0.24	$0.15	$0.15
	Effect of Restatement	$0.00	$0.00	$0.00	$0.00
	Restated Diluted	$0.10	$0.24	$0.15	$0.15

Weighted Average Shares Outstanding:
	Denominator for Basic Net Income Per Share	12,113	12,191	12,244	12,229
Effect of Dilutive Securities:
Common stock equivalents		778	810	796	797
	Denominator for Diluted Net Income Per Share	12,891	13,001	13,040	13,026

2010		APRIL 3	JULY 3	OCTOBER 2	JANUARY 1

Net Sales		$34,373	$41,748	$38,156	$44,035

Gross Profit Originally Reported		19,519	23,905	20,746	24,306
Effect of Restatement		(38)	(38)	(41)	(137)
Restated Gross Profit		19,481	23,867	20,705	24,169

Net Income Originally Reported		174	2,714	1,630	1,855
Effect of Restatement		(25)	(25)	(27)	(88)
Restated Net Income		149	2,689	1,603	1,767

Net Income Per Share:	Basic Originally Reported	$0.01	$0.20	$0.13	$0.16
	Effect of Restatement	$0.00	$0.00	$0.00	($0.01)
	Restated Basic	$0.01	$0.20	$0.13	$0.15

	Diluted Originally Reported	$0.01	$0.20	$0.13	$0.15
	Effect of Restatement	$0.00	$0.00	$0.00	($0.01)
	Restated Diluted	$0.01	$0.20	$0.13	$0.14

Weighted Average Shares Outstanding:
	Denominator for Basic Net Income Per Share	13,269	13,339	12,124	11,957
Effect of Dilutive Securities:
Common stock equivalents		86	119	400	645
	Denominator for Diluted Net Income Per Share	13,355	13,458	12,524	12,602

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A	CONTROLS AND PROCEDURES

A	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

B	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission.  Based on this evaluation under the framework in Internal control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

C	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the internal control over financial reporting of A.T. Cross Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of the Company as of and for the year ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to a change in accounting policy for domestic writing instruments inventory from the last in, first out method to the first in, first out method.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 14, 2012

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant's definitive proxy statement for the 2012 annual meeting of shareholders, which sections are incorporated by reference herein.  See also the “Executive Officers of the Company” section of “Business” in Item 1 of this Annual Report on Form 10-K.
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

See “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in the registrant's definitive proxy statement for the 2012 annual meeting of shareholders, which section is incorporated by reference herein.  Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Security Ownership of Certain Beneficial Owners and Management” in the registrant's definitive proxy statement for the 2012 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of December 31, 2011:

	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVEARGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
Equity compensation plans
approved by security holders	1,278,241	$4.62	863,380
Equity compensation plans not
approved by security holders	-	-	-
Total	1,278,241	$4.62	863,380

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Election of Directors” in the registrant's definitive proxy statement for the 2012 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Appointment of Independent Public Accountants” and “Principal Accounting Firm Fees” in the registrant's definitive proxy statement for the 2012 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are incorporated by reference to Item 8 of this Annual Report on Form 10-K:
(2)

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011

Consolidated Statements of Income for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

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

	(11)	Statement Re: Computation of Net Income per Share - (incorporated by reference to the
“Consolidated Statements of Income” financial statement in Item 8 of this Annual Report on
Form 10-K)

	(18)	Letter RE Change in Accounting Principle

	(21)	A.T. Cross Company Subsidiaries, Branches and Divisions

	(23)	Consent of Independent Registered Public Accounting Firm

	(31.1)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, compensatory plan or arrangement

B	Exhibits - See Item A (3) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.T. CROSS COMPANY (registrant)
By /s/	RUSSELL A. BOSS (Russell A. Boss) Chairman
Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 14, 2012

/s/DAVID G. WHALEN (David G. Whalen)	President & Director (Chief Executive Officer)	March 14, 2012

/s/KEVIN F. MAHONEY (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 14, 2012

/s/GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 14, 2012

/s/BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 14, 2012

/s/EDWARD J. COONEY (Edward J. Cooney)	Director	March 14, 2012

/s/JACOB C. GAFFEY (Jacob C. Gaffey)	Director	March 14, 2012

/s/DWAIN L. HAHS (Dwain L. Hahs)	Director	March 14, 2012

_____________________ (Harlan M. Kent)	Director	March 14, 2012

/s/ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 14, 2012

/s/FRANCES P. PHILIP (Frances P. Philip)	Director	March 14, 2012