Form 10-Q
period 2012-03-31
CROSS A T CO
filed 2012-05-09
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 2012:
Class A common stock -	11,121,619 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$14,817	$25,991
Short-term investments	202	-
Accounts receivable, gross	33,126	30,130
Allowance for doubtful accounts	(953)	(1,020)
Accounts receivable, net	32,173	29,110
Inventories	40,354	36,482
Deferred income taxes	4,154	4,206
Other current assets	7,476	7,954
Total Current Assets	99,176	103,743

Property, plant and equipment, gross	108,309	107,933
Accumulated depreciation	(95,103)	(94,227)
Property, Plant and Equipment, Net	13,206	13,706
Goodwill	15,279	15,279
Intangibles, Net	8,865	9,002
Deferred Income Taxes	10,894	11,115
Other Assets	2,286	2,570
Total Assets	$149,706	$155,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$19,770	$19,105
Accrued compensation and related taxes	5,435	7,509
Retirement plan obligations	2,405	2,508
Income taxes payable	267	712
Total Current Liabilities	27,877	29,834

Long-Term Debt	18,221	21,221
Retirement Plan Obligations	19,703	22,636
Deferred Gain on Sale of Real Estate	2,086	2,216
Other Long-Term Liabilities	473	464
Accrued Warranty Costs	1,430	1,391
Commitments and Contingencies (Note L)	-	-
Total Liabilities	69,790	77,762
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 18,759 shares issued and
11,086 shares outstanding at March 31, 2012, and 18,713 shares
issued and 11,133 shares outstanding at December 31, 2011	18,759	18,713
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at March 31, 2012 and December 31, 2011	1,805	1,805
Additional paid-in capital	30,439	29,178
Retained earnings	93,056	91,518
Accumulated other comprehensive loss	(18,553)	(18,718)
Treasury stock, at cost	(45,590)	(44,843)
Total Shareholders' Equity	79,916	77,653
Total Liabilities and Shareholders' Equity	$149,706	$155,415

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,		THREE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	MARCH 31, 2012		APRIL 2, 2011

Net sales	$41,946		$39,782
Cost of goods sold	18,376		16,617
Gross Profit	23,570		23,165

Selling, general and administrative expenses	18,475		18,952
Service and distribution costs	2,048		1,579
Research and development expenses	660		571
Operating Income	2,387		2,063

Interest income	3		3
Interest expense	(158)		(227)
Other income	23		34
Interest and Other Expense	(132)		(190)

Income Before Income Taxes	2,255		1,873
Income tax provision	717		608
Net Income	$1,538		$1,265

Net Income Per Share:
Basic	$0.13		$0.10
Diluted	$0.12		$0.10

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,288		12,113
Effect of dilutive securities	605		778
Denominator for Diluted Net Income Per Share	12,893		12,891

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED
	MARCH 31, 2012		APRIL 2, 2011

Net Income	$1,538		$1,265

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments	206		258
Unrealized (loss) gain on interest rate swap, net	(3)		87
Pension liability adjustment, net	(38)		(53)
Comprehensive Income	$1,703		$1,557

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED
	MARCH 31, 2012		APRIL 2, 2011
Cash Used in Operating Activities:
Net Income	$1,538		$1,265
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,348		1,318
Amortization	184		131
Amortization of deferred gain	(130)		(130)
Provision for bad debts	(27)		4
Provision for accrued warranty costs	174		(143)
Warranty costs paid	(135)		(76)
Stock-based compensation and directors' fees	587		473
Unrealized gain on short-term investments	(7)		(24)
Unrealized (gain) loss on foreign exchange contracts	(182)		429
Unrealized foreign currency transaction gain	(105)		(152)
Changes in operating assets and liabilities:
Accounts receivable	(2,972)		(160)
Inventories	(3,814)		(6,306)
Other assets	965		(619)
Accounts payable	466		685
Other liabilities	(5,303)		(5,381)
Net Cash Used in Operating Activities	(7,413)		(8,686)
Cash (Used in) Provided by Investing Activities:
Purchases of short-term investments	(8,185)		(996)
Sales of short-term investments	7,990		2,731
Additions to property, plant and equipment	(831)		(807)
Additions to trademarks and patents	(47)		(30)
Net Cash (Used in) Provided by Investing Activities	(1,073)		898
Cash Used in Financing Activities:
Excess tax benefit from stock-based awards	353		-
Borrowing on long-term debt	-		4,500
Repayment of long-term debt	(3,000)		(4,500)
Proceeds from sale of Class A common stock, net	232		29
Purchase of treasury stock	(612)		(836)
Net Cash Used in Financing Activities	(3,027)		(807)
Effect of exchange rate changes on cash and cash equivalents	339		77
Decrease in Cash and Cash Equivalents	(11,174)		(8,518)
Cash and cash equivalents at beginning of period	25,991		16,650
Cash and Cash Equivalents at End of Period	$14,817		$8,132

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$466		$175
Interest paid	$144		$218

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2012, and the results of operations for the three-month periods ended March 31, 2012 and April 2, 2011.  The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

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

The change in accounting method from LIFO to FIFO for domestic writing instrument inventories has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of domestic writing instrument inventories on a FIFO basis.  The effect of the change on the condensed consolidated statements of income and the condensed consolidated statement of cash flows for the quarter ended April 2, 2011, was not significant.

The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	MARCH 31, 2012	DECEMBER 31, 2011
Finished goods	$26,421	$23,538
Work in process	4,010	3,967
Raw materials	9,923	8,977
	$40,354	$36,482

NOTE C - Income Taxes
In the first three months of 2012 the effective tax rate was 31.8%.  In the first three months of 2011 the effective tax rate was 32.5%.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED
	MARCH 31, 2012		APRIL 2, 2011

Revenues from External Customers:
CAD	$21,929		$22,840
COG	20,017		16,942
Total	$41,946		$39,782
Depreciation and Amortization:
CAD	$1,143		$1,144
COG	389		305
Total	$1,532		$1,449
Operating Income (Loss):
CAD	$(462)		$(313)
COG	2,849		2,376
Total	$2,387		$2,063

Total Interest and Other Expense:	$(132)		$(190)

Total Income Before Income Taxes:	$2,255		$1,873

Expenditure for Long-Lived Assets:
CAD	$522		$365
COG	356		472
Total	$878		$837

	MARCH 31, 2012		DECEMBER 31, 2011
Segment Assets:
CAD	$92,276		$104,761
COG	57,430		50,654
Total	$149,706		$155,415
Goodwill:
CAD	$-		$-
COG	15,279		15,279
Total	$15,279		$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.5 million at March 31, 2012 and December 31, 2011, and were recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED
	MARCH 31, 2012		APRIL 2, 2011
Accrued Warranty Costs - Beginning of Period	$1,892		$1,998
Warranty costs paid	(135)		(76)
Warranty costs accrued	174		83
Impact of changes in estimates and assumptions	-		(226)
Accrued Warranty Costs - End of Period	$1,931		$1,779

NOTE F - Line of Credit
The Company maintains a $40 million revolving line of credit with Bank of America, N.A. (the “Bank”).  Under the line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40 million, including up to $10 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This credit facility matures and amounts outstanding must be paid by July 28, 2013.

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

At March 31, 2012, the outstanding balance of the Company's line of credit was $18.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $21.8 million.  At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED
	MARCH 31, 2012		APRIL 2, 2011
Service cost	$12		$12
Interest cost	560		554
Expected return on plan assets	(577)		(559)
Amortization of unrecognized loss	288		239
Amortization of prior service cost	3		3
Net Periodic Benefit Cost	$286		$249

The Company contributed $3.0 million to its defined benefit pension plans in the first quarter of 2012, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and the $2.5 million additional voluntary contribution.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2012.

NOTE H - Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise.  The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method.  For further discussion about impairment analysis, see the "Impairment Analysis" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 31, 2011.

At March 31, 2012 and December 31, 2011, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	MARCH 31, 2012			DECEMBER 31, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,409	$9,038	$371	$9,374	$8,990	$384
Patents	3,483	3,248	235	3,471	3,225	246
Customer relationships	3,170	1,811	1,359	3,170	1,698	1,472
	$16,062	$14,097	1,965	$16,015	$13,913	2,102
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$8,865			$9,002

Amortization expense for the three month period ended March 31, 2012 was approximately $0.2 million.  The estimated future amortization expense for other intangibles remaining as of March 31, 2012 is as follows:

(THOUSANDS OF DOLLARS)	2012	2013	2014	2015	2016	THEREAFTER
	$514	$643	$588	$190	$30	$-

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

The Company enters into arrangements with one financial institution that it believes is creditworthy and generally settles such arrangements on a net basis.  In addition, the Company performs a quarterly assessment of counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty.  Based on the most recent quarterly assessment of counterparty credit risk, the Company considers this risk to be low.

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $35.4 million as of March 31, 2012 and $39.4 million as of December 31, 2011.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to March 31, 2012, the effect of the mark-to-market valuation, net of tax, was $0.1 million and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	MARCH 31, 2012				DECEMBER 31, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$1,005	$-	$-	$1,005	$10,404	$-	$-	$10,404
Short-term investments (B)	202	-	-	202	-	-	-	-
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	182	-	182	-	55	-	55
	$1,207	$182	$-	$1,389	$10,404	$55	$-	$10,459
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$173	$-	$173	$-	$169	$-	$169
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	-	-	-	-	31	-	31
	$-	$173	$-	$173	$-	$200	$-	$200

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

Accounts receivable are recorded at net realizable value, which approximates fair value.  Accounts payable, included in accounts payable, accrued expenses and other current liabilities, are recorded at historical cost, which approximates fair value due to the short-term nature of the liabilities.  Long-term debt is recorded at historical cost, which approximates fair value since the interest rate varies with prevailing market rates similar to level 2 categorized items.

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three month periods ended March 31, 2012 and April 2, 2011 are categorized in the following table:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED
	MARCH 31, 2012		APRIL 2, 2011
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$182		$(429)
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$31		$261
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(35)		$(127)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments
At March 31, 2012, the Company had short-term investments of $0.2 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was not material at March 31, 2012.

NOTE K - New Accounting Pronouncements
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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively.  The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. This amendment results in convergence of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS).  We complied with this amendment beginning in the first quarter of fiscal 2012.

NOTE L - Commitments and Contingencies
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

The Pension Benefit Guaranty Corporation (“PBGC”) has asserted that it believes that the Company has had a triggering event under Section 4062(e) of ERISA, which, had such an event occurred, could lead to an acceleration of funding contributions to the Company’s defined benefit plan.  Specifically, during 2010, the PBGC has asserted that the Company closed a facility in the USA when it completed the transfer of a significant portion of its manufacturing operations offshore.  The Company maintains that the facility did not close, and therefore no triggering event occurred.  Discussions are ongoing.  Notwithstanding the foregoing, the Company intends to ensure that its defined benefit plan remains viable and healthy and intends to continue to make all legally required contributions under the plan.  The Company further believes that it has sufficient liquidity to meet any required contributions to the Plan, and in fact, has made additional voluntary contributions of $4 million to the plan since October 2011.

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

Results of Operations First Quarter 2012 Compared to First Quarter 2011

In the first quarter of 2012, the Company reported net income of $1.5 million, or $0.13 per basic and $0.12 per diluted share, compared to net income of $1.3 million, or $0.10 per basic and diluted share in the first quarter of 2011.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED		PERCENTAGE
	MARCH 31, 2012		APRIL 2, 2011	CHANGE

Cross Accessories Division (CAD)	$21,929		$22,840	-4.0%
Cross Optical Group (COG)	20,017		16,942	18.2%
Consolidated Net Sales	$41,946		$39,782	5.4%

Consolidated net sales were $41.9 million in the first quarter of 2012 compared to $39.8 million in the first quarter of 2011.  The effect of foreign exchange was not material to consolidated first quarter 2012 sales results.

CAD sales decreased 4.0% in the first quarter of 2012 compared to the first quarter of 2011 due to economic conditions affecting its European, Middle Eastern and African markets.

COG grew by 18.2%, led by the Costa brand which increased 21.0% compared to the prior year first quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)		THREE MONTHS ENDED		PERCENTAGE
	MARCH 31, 2012		APRIL 2, 2011	POINT CHANGE

CAD	54.0%		57.1%	(3.1)
COG	58.6%		59.7%	(1.1)
Consolidated Gross Profit Margins	56.2%		58.2%	(2.0)

Consolidated gross margins were 56.2% in the first quarter, 200 basis points lower than the same period last year.  CAD gross margins declined in the first quarter of 2012 to 54.0%, 310 basis points lower than 2011.  The decline in gross margin was related to inflation factors impacting CAD that were not present in the 2011 first quarter as well as the mix of sales of low margin discontinued products in the quarter.  COG margins in the first quarter of 2012 were down from last year by 110 basis points due to shifts in product mix.  The Company expects the consolidated full year 2012 gross margin will be 55.5%

Consolidated operating expenses for the first quarter of 2012 were $21.2 million, or 50.5% of sales, as compared to $21.1 million, or 53.0% of sales a year ago; a decrease of 250 basis points.  The CAD segment operating expenses were 7.9% lower than the prior year’s first quarter due to cost controls to mitigate the sales decline.  The COG segment’s operating expenses were 14.7% higher than last year.  These increases were directly related to the higher sales volume in the first quarter of 2012 compared to 2011.

In the first three months of 2012, the effective tax rate was 31.8%.  In the first three months of 2011, the effective tax rate was 32.5%.

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

The Company's cash and short-term investment balance of $15.0 million at March 31, 2012 decreased $11.0 million from December 31, 2011.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $40.4 million at March 31, 2012, an increase of $3.9 million since December 31, 2011.  CAD inventory increased $1.4 million and COG inventory levels increased by $2.5 million from year end 2011.  The increase in COG inventory was to support anticipated higher sales volumes, as COG typically records its highest sales in the second quarter.

The Company contributed $3.0 million to its defined benefit pension plans in the first quarter of 2012, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and the $2.5 million additional voluntary contribution.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2012.

The Company has a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At March 31, 2012, the outstanding balance of the Company's line of credit was $18.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $21.8 million.  At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.  The Company was in compliance with its various debt covenants as of March 31, 2012.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value March 31, 2012
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010, or $42.4 million	$55.8 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$0.8 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.88:1

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

At March 31, 2012, cash and short-term investments available for domestic operations was approximately $5.0 million, while cash held offshore was approximately $10.0 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 31, 2011.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as "believes," "anticipates," "expects," “intends,” "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital.  The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements involve a number of risks and uncertainties.  For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a complete discussion of the Company's market risk.  There have been no material changes to the market risk information included in the Company's 2011 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2011 for a complete discussion of the Company's legal proceedings.  No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business.  To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.  Risk Factors.

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2011 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 1, 2012 - January 28, 2012	-	-	-	270,250
January 29, 2012 - February 25, 2012	4,000	$10.90	4,000	966,250
February 26, 2012 - March 31, 2012	57,417	$9.90	57,417	908,833
	61,417	$9.97	61,417

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 shares increase to the 2008 program.  Cumulatively, through March 31, 2012, the Company purchased approximately 0.8 million shares under this plan for approximately $4.2 million at an average price per share of $5.28.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive XBRL Data Files

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. T. CROSS COMPANY

Date: May 9, 2012	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 9, 2012	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer