Form 10-Q
period 2012-06-30
CROSS A T CO
filed 2012-08-09
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number  1-6720

A. T. CROSS COMPANY
(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0126220 (IRS Employer Identification No.)
One Albion Road, Lincoln, Rhode Island (Address of principal executive offices)	02865 (Zip Code)

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

Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 28, 2012:

Class A common stock -	11,396,065 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$22,615	$25,991
Short-term investments	99	-
Accounts receivable, gross	32,979	30,130
Allowance for doubtful accounts	(708)	(1,020)
Accounts receivable, net	32,271	29,110
Inventories	40,282	36,482
Deferred income taxes	4,161	4,206
Other current assets	7,554	7,954
Total Current Assets	106,982	103,743

Property, plant and equipment, gross	109,227	107,933
Accumulated depreciation	(96,318)	(94,227)
Property, Plant and Equipment, Net	12,909	13,706
Goodwill	15,279	15,279
Intangibles, Net	8,798	9,002
Deferred Income Taxes	10,773	11,115
Other Assets	2,497	2,570
Total Assets	$157,238	$155,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$22,058	$19,105
Accrued compensation and related taxes	6,997	7,509
Retirement plan obligations	2,452	2,508
Income taxes payable	1,313	712
Total Current Liabilities	32,820	29,834

Long-Term Debt	18,221	21,221
Retirement Plan Obligations	19,258	22,636
Deferred Gain on Sale of Real Estate	1,955	2,216
Other Long-Term Liabilities	482	464
Accrued Warranty Costs	1,386	1,391
Commitments and Contingencies (Note L)	-	-
Total Liabilities	74,122	77,762
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 19,149 shares issued and
11,393 shares outstanding at June 30, 2012, and 18,713 shares
issued and 11,133 shares outstanding at December 31, 2011	19,149	18,713
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at June 30, 2012 and December 31, 2011	1,805	1,805
Additional paid-in capital	30,518	29,178
Retained earnings	96,717	91,518
Accumulated other comprehensive loss	(18,593)	(18,718)
Treasury stock, at cost	(46,480)	(44,843)
Total Shareholders' Equity	83,116	77,653
Total Liabilities and Shareholders' Equity	$157,238	$155,415

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011

Net sales	$48,807	$47,768	$90,753	$87,550
Cost of goods sold	20,993	20,371	39,369	36,988
Gross Profit	27,814	27,397	51,384	50,562

Selling, general and administrative expenses	19,354	19,721	37,829	38,673
Service and distribution costs	2,167	2,116	4,215	3,695
Research and development expenses	716	707	1,376	1,278
Operating Income	5,577	4,853	7,964	6,916

Interest income	7	3	10	6
Interest expense	(155)	(160)	(313)	(387)
Other (expense) income	(131)	(6)	(108)	28
Interest and Other Expense	(279)	(163)	(411)	(353)

Income Before Income Taxes	5,298	4,690	7,553	6,563
Income tax provision	1,637	1,531	2,354	2,139
Net Income	$3,661	$3,159	$5,199	$4,424

Net Income Per Share:
Basic	$ 0.30	$ 0.26	$ 0.42	$ 0.36
Diluted	$ 0.28	$ 0.24	$ 0.40	$ 0.34

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,397	12,191	12,343	12,153
Effect of dilutive securities	580	810	583	790
Denominator for Diluted Net Income Per Share	12,977	13,001	12,926	12,943

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011

Net Income	$3,661	$3,159	$5,199	$4,424

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments	(126)	34	80	292
Unrealized gain (loss) on interest rate swap, net	18	(80)	15	7
Pension liability adjustment, net	68	(19)	30	(72)
Comprehensive Income	$3,621	$3,094	$5,324	$4,651

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011
Cash Provided by (Used in) Operating Activities:
Net Income	$5,199	$4,424
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	2,655	2,712
Amortization	370	340
Amortization of deferred gain	(261)	(261)
Provision for bad debts	(253)	(2)
Provision for accrued warranty costs	133	4
Warranty costs paid	(138)	(140)
Stock-based compensation and directors' fees	727	1,043
Excess tax benefit from stock-based awards	(596)	(612)
Unrealized (gain) loss on short-term investments	(1)	5
Unrealized loss (gain) on foreign exchange contracts	106	221
Unrealized foreign currency transaction gain	(47)	(186)
Changes in operating assets and liabilities:
Accounts receivable	(2,737)	(97)
Inventories	(3,807)	(10,241)
Other assets	460	(1,522)
Accounts payable	2,300	2,280
Other liabilities	(1,936)	(3,299)
Net Cash Provided by (Used in) Operating Activities	2,174	(5,331)
Cash Used in Investing Activities:
Purchases of short-term investments	(12,678)	(10,010)
Sales of short-term investments	12,580	11,915
Additions to property, plant and equipment	(1,844)	(1,851)
Additions to trademarks and patents	(166)	(91)
Net Cash Used in Investing Activities	(2,108)	(37)
Cash (Used in) Provided by Financing Activities:
Borrowing on long-term debt	3,000	11,000
Repayment of long-term debt	(6,000)	(9,000)
Excess tax benefit from stock-based awards	597	612
Proceeds from sale of Class A common stock, net	317	(118)
Purchase of treasury stock	(1,502)	(1,132)
Net Cash (Used in) Provided by Financing Activities	(3,588)	1,362
Effect of exchange rate changes on cash and cash equivalents	146	131
Decrease in Cash and Cash Equivalents	(3,376)	(3,875)
Cash and cash equivalents at beginning of period	25,991	16,650
Cash and Cash Equivalents at End of Period	$22,615	$12,775

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$630	$453
Interest paid	$237	$370

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2012, the results of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and July 2, 2011, and the cash flows for the six-month periods ended June 30, 2012 and July 2, 2011.  The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the years ended December 31, 2011,  January 1, 2011 and January 2, 2010.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

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

The change in accounting method from LIFO to FIFO for domestic writing instrument inventories has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of domestic writing instrument inventories on a FIFO basis.  The effect of the change on the condensed consolidated statements of income and the condensed consolidated statement of cash flows for the quarter and six months ended July 2, 2011, was not significant.

The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	JUNE 30, 2012	DECEMBER 31, 2011
Finished goods	$25,728	$23,538
Work in process	4,289	3,967
Raw materials	10,265	8,977
	$40,282	$36,482

NOTE C - Income Taxes
In the first six months of 2012 the effective tax rate was 31.2%.  In the first six months of 2011 the effective tax rate was 32.6%.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011

Revenues from External Customers:
CAD	$21,321	$23,046	$43,250	$45,886
COG	27,486	24,722	47,503	41,664
Total	$48,807	$47,768	$90,753	$87,550
Depreciation and Amortization:
CAD	$1,095	$1,229	$2,238	$2,373
COG	398	374	787	679
Total	$1,493	$1,603	$3,025	$3,052
Operating Income (Loss):
CAD	$(700)	$(536)	$(1,162)	$(849)
COG	6,277	5,389	9,126	7,765
Total	$5,577	$4,853	$7,964	$6,916

Total Interest and Other Expense:	$(279)	$(163)	$(411)	$(353)

Total Income Before Income Taxes:	$5,298	$4,690	$7,553	$6,563

Expenditure for Long-Lived Assets:
CAD	$845	$779	$1,367	$1,144
COG	287	326	643	798
Total	$1,132	$1,105	$2,010	$1,942

JUNE 30, 2012	DECEMBER 31, 2011
Segment Assets:
CAD		$98,159	$104,761
COG		59,079	50,654
	Total	$157,238	$155,415
Goodwill:
CAD		$-	$-
COG		15,279	15,279
	Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portion of accrued warranty costs was $0.5 million at June 30, 2012 and December 31, 2011, and was recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Accrued Warranty Costs - Beginning of Period	$1,931	$1,779	$1,892	$1,998
Warranty costs paid	(42)	(64)	(138)	(140)
Warranty costs accrued	(2)	147	133	230
Impact of changes in estimates and assumptions	-	-	-	(226)
Accrued Warranty Costs - End of Period	$1,887	$1,862	$1,887	$1,862

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

At June 30, 2012, the outstanding balance of the Company's line of credit was $18.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $21.8 million.  At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Service cost	$13	$13	$25	$25
Interest cost	560	554	1,120	1,108
Expected return on plan assets	(577)	(560)	(1,154)	(1,119)
Amortization of unrecognized loss	288	239	576	478
Amortization of prior service cost	3	3	6	6
Net Periodic Benefit Cost	$287	$249	$573	$498

The Company contributed  $3.7 million to its defined benefit pension plans in the first six months of 2012, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and the $2.5 million additional voluntary contribution.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2012.

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

At June 30, 2012 and December 31, 2011, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	JUNE 30, 2012			DECEMBER 31, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,460	$9,085	$375	$9,374	$8,990	$384
Patents	3,551	3,273	278	3,471	3,225	246
Customer relationships	3,170	1,925	1,245	3,170	1,698	1,472
	$16,181	$14,283	$1,898	$16,015	$13,913	$2,102
Not Amortized:
Trade names	6,900	6,900
Intangibles, Net	$8,798	$9,002

Amortization expense for the three and six month periods ended June 30, 2012 was approximately $0.2 million and $0.4 million, respectively.  The estimated future amortization expense for other intangibles remaining as of June 30, 2012 is as follows:

(THOUSANDS OF DOLLARS)	2012	2013	2014	2015	2016	THEREAFTER
	$ 352	$ 667	$ 611	$ 214	$ 54	$ -

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

Foreign Exchange

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $19.6 million as of June 30, 2012 and $39.4 million as of December 31, 2011.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates

In 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to June 30, 2012, the effect of the mark-to-market valuation, net of tax, was $0.1 million and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JUNE 30, 2012				DECEMBER 31, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$1,705	$-	$-	$1,705	$10,404	$-	$-	$10,404
Short-term investments (B)	99	-	-	99	-	-	-	-
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	-	-	-	-	55	-	55
	$1,804	$-	$-	$1,804	$10,404	$55	$-	$10,459

(THOUSANDS OF DOLLARS)	JUNE 30, 2012				DECEMBER 31, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$145	$-	$145	$-	$169	$-	$169
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	106	-	106	-	31	-	31
	$-	$251	$-	$251	$-	$200	$-	$200

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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and six month periods ended June 30, 2012 and July 2, 2011 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$(288)	$208	$(106)	$(221)
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$64	$(86)	$95	$175
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(37)	$(37)	$(72)	$(164)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term  Investments

At June 30, 2012, the Company had short-term investments of $0.1 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was not material at June 30, 2012.

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

Results of Operations Second Quarter 2012 Compared to Second Quarter 2011

In the second quarter of 2012, the Company reported net income of $3.7 million, or $0.30 per basic and $0.28 per diluted share, compared to net income of $3.2 million, or $0.26 per basic and $0.24 per diluted share in the second quarter of 2011.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JUNE 30, 2012	JULY 2, 2011	CHANGE

Cross Accessories Division (CAD)	$21,321	$23,046	-7.5%
Cross Optical Group (COG)	27,486	24,722	11.2%
Consolidated Net Sales	$48,807	$47,768	2.2%

Consolidated net sales were $48.8 million in the second quarter of 2012 compared to $47.8 million in the second quarter of 2011.  The effect of foreign exchange was unfavorable to consolidated second quarter 2012 sales results by approximately 100 basis points.

CAD sales decreased 7.5% in the second quarter of 2012 compared to the second quarter of 2011 due to the adverse economic conditions affecting its European, Middle Eastern and African markets.  Sales increased in the Americas and Asian markets during the second quarter by 10.2% and 3.0%, respectively.

COG grew by 11.2%, led by the Costa brand which increased 14.6% compared to the prior year second quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		PERCENTAGE
	JUNE 30, 2012	JULY 2, 2011	POINT CHANGE

CAD	54.2%	54.8%	(0.6)
COG	59.2%	59.7%	(0.5)
Consolidated Gross Profit Margins	57.0%	57.4%	(0.4)

Consolidated gross margins were 57.0% in the second quarter, 40 basis points lower than the same period last year.

Consolidated operating expenses for the second quarter of 2012 were $22.2 million, or 45.6% of sales, as compared to $22.5 million, or 47.2% of sales a year ago; a decrease of 160 basis points.  The CAD segment operating expenses were 6.9% lower than the prior year’s second quarter.  The COG segment’s operating expenses were 6.4% higher than last year and were directly related to the higher sales volume in the second quarter of 2012.

In the second quarter of 2012, the effective tax rate was 30.9%.  In the second quarter of 2011, the effective tax rate was 32.6%.

Results of Operations First Six Months 2012 Compared to First Six Months 2011

In the first six months of 2012, the Company reported net income of $5.2 million, or $0.42 per basic and $0.40 per diluted share, compared to net income of $4.4 million, or $0.36 per basic and $0.34 per diluted share in the first six months of 2011.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JUNE 30, 2012	JULY 2, 2011	CHANGE

Cross Accessories Division (CAD)	$43,250	$45,886	-5.7%
Cross Optical Group (COG)	47,503	41,664	14.0%
Consolidated Net Sales	$90,753	$87,550	3.7%

Consolidated net sales were $90.8 million in the first six months of 2012 compared to $87.6 million in the first six months of 2011.  The effect of foreign exchange was not material to consolidated first six months 2012 sales results.

CAD sales decreased 5.7% in the first six months of 2012 compared to the first six months of 2011 due to the adverse economic conditions affecting its European, Middle Eastern and African markets.  During this same period, sales in Asia increased by 6.4% and Americas sales increased by 3.6%.

COG grew by 14.0%, led by the Costa brand which increased 17.2% compared to the prior year first six months.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED		PERCENTAGE
	JUNE 30, 2012	JULY 2, 2011	POINT CHANGE

CAD	54.1%	56.0%	(1.9)
COG	58.9%	59.7%	(0.8)
Consolidated Gross Profit Margins	56.6%	57.8%	(1.2)

Consolidated gross margin for the first six months of 2012 of 56.6% was 120 basis points less than the first six months of 2011.  CAD gross margin declined 190 basis points due to inflation factors affecting 2012 that were not present in 2011.  In addition, the sale of certain discontinued products at low margins during the period affected gross margin.  COG gross margin of 58.9% was 80 basis points lower than 2011 due largely to shift in product mix from the Native line to Costa and Costa RX products.  The Company expects the full year consolidated gross margin to be 55.0%

Consolidated operating expenses for the first six months of 2012 were $43.4 million, or 47.8% of sales, as compared to $43.6 million, or 49.9% of sales a year ago; a decrease of 210 basis points.  The CAD segment operating expenses were 7.4% lower than the prior year’s first six months due to strong cost controls put in place to mitigate the sales decline.  The COG segment’s operating expenses were 10.2% higher than last year.  These increases were directly related to the higher sales volume in the first six months of 2012 compared to 2011.

In the first six months of 2012, the effective tax rate was 31.2%.  In the first three months of 2011, the effective tax rate was 32.6%.

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

The Company's cash and short-term investment balance of $22.7 million at June 30, 2012 decreased $3.3 million from December 31, 2011.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $40.3 million at June 30, 2012, an increase of $3.8 million since December 31, 2011.  CAD inventory increased $2.8 million and COG inventory levels increased by $1.0 million from year end 2011.  The increase in CAD inventory was to support anticipated higher sales volumes, as CAD typically records its highest sales in the second half.

The Company contributed  $3.7 million to its defined benefit pension plans in the first six months of 2012, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and the $2.5 million additional voluntary contribution.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2012.

The Company has a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At June 30, 2012, the outstanding balance of the Company's line of credit was $18.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $21.8 million.  At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.  The Company was in compliance with its various debt covenants as of June 30, 2012.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value June 30, 2012
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010, or $44.2 million	$59.0 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$14.2 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.89:1

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

At June 30, 2012, cash and short-term investments available for domestic operations was approximately $9.5 million, while cash held offshore was approximately $13.2 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 1, 2012 - April 28, 2012	-		-	908,833
April 29, 2012 - May 26, 2012	56,945	$ 10.82	56,945	851,888
May 27, 2012 - June 30, 2012	26,420	$ 10.36	26,420	825,468
	83,365	$ 10.68	83,365

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 shares increase to the 2008 program.  Cumulatively, through June 30, 2012, the Company purchased approximately 0.9 million shares under this plan for approximately $5.1 million at an average price per share of $5.80.

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

A. T. CROSS COMPANY

Date: August 9, 2012	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 9, 2012	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer