Form 10-Q
period 2012-09-29
CROSS A T CO
filed 2012-11-07
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 27, 2012:

Class A common stock -	11,293,769 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	SEPTEMBER 29,	DECEMBER 31,
	2012	2011
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$20,599	$25,991
Short-term investments	226	-
Accounts receivable, gross	30,343	30,130
Allowance for doubtful accounts	(693)	(1,020)
Accounts receivable, net	29,650	29,110
Inventories	39,449	36,482
Deferred income taxes	5,978	4,206
Other current assets	5,914	7,954
Total Current Assets	101,816	103,743

Property, plant and equipment, gross	111,812	107,933
Accumulated depreciation	(97,647)	(94,227)
Property, Plant and Equipment, Net	14,165	13,706
Goodwill	15,279	15,279
Intangibles, Net	8,713	9,002
Deferred Income Taxes	11,325	11,115
Other Assets	1,854	2,570
Total Assets	$153,152	$155,415
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$19,010	$19,105
Line of credit	17,000	-
Accrued compensation and related taxes	6,464	7,509
Retirement plan obligations	2,600	2,508
Income taxes payable	1,299	712
Total Current Liabilities	46,373	29,834

Line of Credit	-	21,221
Retirement Plan Obligations	17,974	22,636
Deferred Gain on Sale of Real Estate	1,825	2,216
Other Long-Term Liabilities	469	464
Accrued Warranty Costs	1,347	1,391
Commitments and Contingencies (Note L)	-	-
Total Liabilities	67,988	77,762
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 19,169 shares issued and 11,339 shares outstanding at September 29, 2012, and 18,713 shares
issued and 11,133 shares outstanding at December 31, 2011	19,169	18,713
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at September 29, 2012 and December 31, 2011	1,805	1,805
Additional paid-in capital	30,899	29,178
Retained earnings	98,756	91,518
Accumulated other comprehensive loss	(18,289)	(18,718)
Treasury stock, at cost	(47,176)	(44,843)
Total Shareholders' Equity	85,164	77,653
Total Liabilities and Shareholders' Equity	$153,152	$155,415

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	SEPTEMBER 29,	OCTOBER 1,	SEPTEMBER 29,	OCTOBER 1,
	2012	2011	2012	2011

Net sales	$43,396	$43,809	$134,149	$131,359
Cost of goods sold	20,249	20,300	59,618	57,288
Gross Profit	23,147	23,509	74,531	74,071

Selling, general and administrative expenses	17,699	17,396	55,528	56,069
Service and distribution costs	2,123	2,325	6,338	6,020
Research and development expenses	679	746	2,055	2,024
Operating Income	2,646	3,042	10,610	9,958

Interest income	4	3	14	9
Interest expense	(140)	(168)	(453)	(555)
Other expense	(11)	(492)	(119)	(464)
Interest and Other Expense	(147)	(657)	(558)	(1,010)

Income Before Income Taxes	2,499	2,385	10,052	8,948
Income tax provision	460	440	2,814	2,579
Net Income	$2,039	$1,945	$7,238	$6,369

Net Income Per Share:
Basic	$ 0.16	$ 0.16	$ 0.59	$ 0.52
Diluted	$ 0.15	$ 0.15	$ 0.56	$ 0.49

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,729	12,244	12,357	12,183
Effect of dilutive securities	597	796	621	792
Denominator for Diluted Net Income Per Share	13,326	13,040	12,978	12,975

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	SEPTEMBER 29,	OCTOBER 1,
	2012	2011	2012	2011

Net Income	$2,039	$1,945	$7,238	$6,369

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments	311	(242)	391	50
Unrealized gain (loss) on interest rate swap, net	13	(25)	28	(18)
Pension liability adjustment, net	(20)	71	10	(1)
Comprehensive Income	$2,343	$1,749	$7,667	$6,400

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,
	2012	2011
Cash Provided by (Used in) Operating Activities:
Net Income	$7,238	$6,369
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	3,813	4,035
Amortization	554	567
Amortization of deferred gain	(391)	(391)
Provision for bad debts	(177)	104
Deferred income taxes	(320)	1,105
Provision for accrued warranty costs	161	592
Warranty costs paid	(205)	(572)
Stock-based compensation and directors' fees	1,076	1,432
Excess tax benefit from stock-based awards	(644)	(839)
Unrealized (gain) loss on short-term investments	(10)	118
Unrealized loss (gain) on foreign exchange contracts	137	(601)
Unrealized foreign currency transaction gain	(71)	(93)
Changes in operating assets and liabilities:
Accounts receivable	337	(54)
Inventories	(2,668)	(9,160)
Other assets	895	(1,008)
Accounts payable	(1,727)	(1,442)
Other liabilities	(3,846)	(3,487)
Net Cash Provided by (Used in) Operating Activities	4,152	(3,325)
Cash Used in Investing Activities:
Purchases of short-term investments	(23,042)	(18,059)
Sales of short-term investments	22,826	20,088
Additions to property, plant and equipment	(4,203)	(3,180)
Additions to trademarks and patents	(265)	(126)
Net Cash Used in Investing Activities	(4,684)	(1,277)
Cash (Used in) Provided by Financing Activities:
Borrowing on long-term debt	3,000	16,300
Repayment of long-term debt	(7,221)	(14,300)
Excess tax benefit from stock-based awards	644	839
Proceeds from sale of Class A common stock, net	320	(247)
Purchase of treasury stock	(2,198)	(1,619)
Net Cash (Used in) Provided by Financing Activities	(5,455)	973
Effect of exchange rate changes on cash and cash equivalents	595	163
Decrease in Cash and Cash Equivalents	(5,392)	(3,466)
Cash and cash equivalents at beginning of period	25,991	16,650
Cash and Cash Equivalents at End of Period	$20,599	$13,184

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$1,490	$661
Interest paid	$371	$526

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 29, 2012, the results of operations and comprehensive income for the three-month and nine-month periods ended September 29, 2012 and October 1, 2011, and the cash flows for the nine-month periods ended September 29, 2012 and October 1, 2011.  The results of operations for the nine-month period ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the years ended December 31, 2011,  January 1, 2011 and January 2, 2010.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

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

The change in accounting method from LIFO to FIFO for domestic writing instrument inventories has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect the value of domestic writing instrument inventories on a FIFO basis.  The effect of the change on the condensed consolidated statements of income and the condensed consolidated statement of cash flows for the quarter and nine months ended October 1, 2011, was not significant.

The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	SEPTEMBER 29, 2012	DECEMBER 31, 2011
Finished goods	$27,290	$23,538
Work in process	4,040	3,967
Raw materials	8,119	8,977
	$39,449	$36,482

NOTE C - Income Taxes
In the first nine months of 2012 the effective tax rate was 28.0%.  In the first nine months of 2011 the effective tax rate was 28.8%.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	SEPTEMBER 29,	OCTOBER 1,
	2012	2011	2012	2011

Revenues from External Customers:
CAD	$23,947	$25,795	$67,197	$71,681
COG	19,449	18,014	66,952	59,678
Total	$43,396	$43,809	$134,149	$131,359
Depreciation and Amortization:
CAD	$946	$1,162	$3,184	$3,535
COG	396	388	1,183	1,067
Total	$1,342	$1,550	$4,367	$4,602
Operating Income (Loss):
CAD	$182	$786	$(980)	$(63)
COG	2,464	2,256	11,590	10,021
Total	$2,646	$3,042	$10,610	$9,958

Total Interest and Other Expense:	$(147)	$(657)	$(558)	$(1,010)

Total Income Before Income Taxes:	$2,499	$2,385	$10,052	$8,948

Expenditure for Long-Lived Assets:
CAD	$1,069	$677	$2,436	$1,821
COG	1,389	687	2,032	1,485
Total	$2,458	$1,364	$4,468	$3,306

			SEPTEMBER 29,	DECEMBER 31,
			2012	2011
Segment Assets:
CAD			$99,420	$104,761
COG			53,732	50,654
		Total	$153,152	$155,415
Goodwill:
CAD			$-	$-
COG			15,279	15,279
		Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portion of accrued warranty costs was $0.5 million at September 29, 2012 and December 31, 2011, and was recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	SEPTEMBER 29,	OCTOBER 1,
	2012	2011	2012	2011
Accrued Warranty Costs - Beginning of Period	$1,887	$1,862	$1,892	$1,998
Warranty costs paid	(67)	(432)	(205)	(572)
Warranty costs accrued	28	588	161	818
Impact of changes in estimates and assumptions	-	-	-	(226)
Accrued Warranty Costs - End of Period	$1,848	$2,018	$1,848	$2,018

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

At September 29, 2012, the outstanding balance of the Company's line of credit was $17.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $23.0 million.  At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	SEPTEMBER 29,	OCTOBER 1,
	2012	2011	2012	2011
Service cost	$12	$13	$37	$38
Interest cost	561	554	1,681	1,662
Expected return on plan assets	(578)	(559)	(1,732)	(1,678)
Amortization of unrecognized loss	287	238	863	716
Amortization of prior service cost	3	3	9	9
Net Periodic Benefit Cost	$285	$249	$858	$747

The Company contributed $5.2 million to its defined benefit pension plans in the first nine months of 2012, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and the $2.5 million additional voluntary contribution.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2012.

NOTE H - Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise.  The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method.  For further discussion about impairment analysis, see the "Impairment Analysis" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 31, 2011.

At September 29, 2012 and December 31, 2011, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	SEPTEMBER 29, 2012			DECEMBER 31, 2011
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,522	$9,132	$390	$9,374	$8,990	$384
Patents	3,588	3,297	291	3,471	3,225	246
Customer relationships	3,170	2,038	1,132	3,170	1,698	1,472
	$16,280	$14,467	$1,813	$16,015	$13,913	$2,102
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$8,713			$9,002

Amortization expense for the three and nine month periods ended September 29, 2012 was approximately $0.2 million and $0.6 million, respectively.  The estimated future amortization expense for other intangibles remaining as of September 29, 2012 is as follows:

(THOUSANDS OF DOLLARS)	2012	2013	2014	2015	2016	THEREAFTER
	$ 188	$ 686	$ 631	$ 234	$ 74	$ -

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

Foreign Exchange

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $19.5 million as of September 29, 2012 and $39.4 million as of December 31, 2011.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates

In 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to September 29, 2012, the effect of the mark-to-market valuation, net of tax, was $0.1 million and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	SEPTEMBER 29, 2012				DECEMBER 31, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$705	$-	$-	$705	$10,404	$-	$-	$10,404
Short-term investments (B)	226	-	-	226	-	-	-	-
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	83	-	83	-	55	-	55
	$931	$83	$-	$1,014	$10,404	$55	$-	$10,459

(THOUSANDS OF DOLLARS)	SEPTEMBER 29, 2012				DECEMBER 31, 2011
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$125	$-	$125	$-	$169	$-	$169
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	220	-	220	-	31	-	31
	$-	$345	$-	$345	$-	$200	$-	$200

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

Accounts receivable are recorded at net realizable value, which approximates fair value.  Accounts payable, included in accounts payable, accrued expenses and other current liabilities, are recorded at historical cost, which approximates fair value due to the short-term nature of the liabilities.  Line of credit is recorded at historical cost, which approximates fair value since the interest rate varies with prevailing market rates similar to level 2 categorized items.

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and nine month periods ended September 29, 2012 and October 1, 2011 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	SEPTEMBER 29,	OCTOBER 1,
	2012	2011	2012	2011
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$(31)	$822	$(137)	$601
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$57	$(1)	$152	$174
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(36)	$(39)	$(108)	$(203)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments

At September 29, 2012, the Company had short-term investments of $0.2 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was not material at September 29, 2012.

NOTE K - New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  In July 2012, the FASB issued an ASU which expanded the scope of this valuation testing methodology to include all indefinite-lived assets and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We do not expect these new ASUs to have a material effect on our financial position, results of operations or cash flows.

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

In 2011, the Pension Benefit Guaranty Corporation (“PBGC”) had asserted that it believed the Company had a triggering event under Section 4062(e) of ERISA, which, had such an event occurred, could have led to an acceleration of funding contributions to the Company’s defined benefit plan.  Specifically, during 2010, the PBGC asserted that the Company closed a facility in the USA when it completed the transfer of a significant portion of its manufacturing operations offshore.  The Company maintains that the facility did not close, and therefore no triggering event occurred.  In the third quarter of 2012, the Company received written notice from the PBGC that it will take no further action with respect to this matter.  The Company believes that it has sufficient liquidity to meet any required contributions to the Plan, and in fact, has made additional voluntary contributions of $4 million to the plan since October 2011.

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

Results of Operations Third Quarter 2012 Compared to Third Quarter 2011

In the third quarter of 2012, the Company reported net income of $2.0 million, or $0.16 per basic and $0.15 per diluted share, compared to net income of $1.9 million, or $0.16 per basic and $0.15 per diluted share in the third quarter of 2011.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	PERCENTAGE
	2012	2011	CHANGE
Cross Accessories Division (CAD)	$23,947	$25,795	-7.2%
Cross Optical Group (COG)	19,449	18,014	8.0%
Consolidated Net Sales	$43,396	$43,809	-0.9%

Consolidated net sales were $43.4 million in the third quarter of 2012 compared to $43.8 million in the third quarter of 2011.  The effect of foreign exchange was unfavorable to consolidated third quarter 2012 sales results by approximately 80 basis points.

CAD sales decreased 7.2% in the third quarter of 2012 compared to the third quarter of 2011 due to the adverse economic conditions affecting its European, Middle Eastern and African markets.  Sales increased in the Americas and Asian markets during the third quarter by 3.4% and 0.4%, respectively.

COG sales grew by 8.0%, led by the Costa brand which increased 9.6% compared to the prior year third quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	THREE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	PERCENTAGE
	2012	2011	POINT CHANGE
CAD	48.8%	49.2%	(0.4)
COG	59.0%	60.1%	(1.1)
Consolidated Gross Profit Margins	53.3%	53.7%	(0.4)

Consolidated gross margins were 53.3% in the third quarter, 40 basis points lower than the same period last year.

Consolidated operating expenses for the third quarter of 2012 were $20.5 million, or 47.2% of sales, as compared to $20.5 million, or 46.7% of sales a year ago;  an increase of 50 basis points.  The CAD segment operating expenses were 3.5% lower than the prior year’s third quarter.  The COG segment’s operating expenses were 5.2% higher than last year and were directly related to the higher sales volume in the third quarter of 2012.

In the third quarter of 2012, the effective tax rate was 18.4%.  In the third quarter of 2011, the effective tax rate was 18.5%.

Results of Operations First Nine Months 2012 Compared to First Nine Months 2011

In the first nine months of 2012, the Company reported net income of $7.2 million, or $0.59 per basic and $0.56 per diluted share, compared to net income of $6.4 million, or $0.52 per basic and $0.49 per diluted share in the first nine months of 2011.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	PERCENTAGE
	2012	2011	CHANGE
Cross Accessories Division (CAD)	$67,197	$71,681	-6.3%
Cross Optical Group (COG)	66,952	59,678	12.2%
Consolidated Net Sales	$134,149	$131,359	2.1%

Consolidated net sales were $134.1 million in the first nine months of 2012 compared to $131.4 million in the first nine months of 2011.  The effect of foreign exchange was unfavorable to consolidated sales results for the first nine months of 2012 by approximately 70 basis points.

CAD sales decreased 6.3% in the first nine months of 2012 compared to the first nine months of 2011 due to the adverse economic conditions affecting its European, Middle Eastern and African markets.  During this same period, sales in Asia increased by 4.3% and Americas sales increased by 3.6%.

COG sales grew by 12.2%, led by the Costa brand which increased 14.9% compared to the prior year first nine months.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	NINE MONTHS ENDED
	SEPTEMBER 29,	OCTOBER 1,	PERCENTAGE
	2012	2011	POINT CHANGE
CAD	52.2%	53.5%	(1.3)
COG	58.9%	59.8%	(0.9)
Consolidated Gross Profit Margins	55.6%	56.4%	(0.8)

Consolidated gross margin for the first nine months of 2012 of 55.6% was 80 basis points less than the first nine months of 2011.  CAD gross margin declined 130 basis points due to inflation factors affecting 2012 that were not present in 2011.  In addition, the sale of certain discontinued products at low margins during the period affected gross margin. COG gross margin of 58.9% was 90 basis points lower than 2011 due largely to a  shift in product mix from the Native line to Costa and Costa RX products.  The Company expects the full year consolidated gross margin to be 55.0%

Consolidated operating expenses for the first nine months of 2012 were $63.9 million, or 47.6% of sales, as compared to $64.1 million, or 48.8% of sales a year ago; a decrease of 120 basis points.  The CAD segment operating expenses were 6.2% lower than the prior year’s first nine months due to strong cost controls put in place to mitigate the sales decline.  The COG segment’s operating expenses were 8.5% higher than last year.  These increases were directly related to the higher sales volume in the first nine months of 2012 compared to 2011.

In the first nine months of 2012, the effective tax rate was 28.0%.  In the first nine months of 2011, the effective tax rate was 28.8%.

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

The Company's cash and short-term investment balance of $20.8 million at September 29, 2012 decreased $5.2 million from December 31, 2011.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $39.4 million at September 29, 2012, an increase of $3.0 million since December 31, 2011.  CAD inventory increased $2.7 million and COG inventory levels increased by $0.3 million from year end 2011.  The increase in CAD inventory was to support anticipated higher sales volumes, as CAD typically records its highest sales in the second half.

The Company contributed $5.2 million to its defined benefit pension plans in the first nine months of 2012, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $6.0 million to its defined benefit pension plans in 2012, $3.5 million to meet minimum required contributions and the $2.5 million additional voluntary contribution.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2012.

The Company has a $40 million secured line of credit with a bank.  This credit facility matures and amounts outstanding must be paid by July 28, 2013.    Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At September 29, 2012, the outstanding balance of the Company's line of credit was $17.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $23.0 million.  At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.  The Company was in compliance with its various debt covenants as of September 29, 2012.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value September 29, 2012
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010, or $45.3 million	$61.2 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$11.9 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.83:1

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

At September 29, 2012, cash and short-term investments available for domestic operations was approximately $8.4 million, while cash held offshore was approximately $12.4 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 31, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 29, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 1, 2012 - July 28, 2012	2,666	$ 9.80	2,666	822,802
July 29, 2012 - August 25, 2012	26,318	$ 9.70	26,318	796,484
August 26, 2012 - September 29, 2012	40,847	$ 10.15	40,847	755,637
	69,831	$ 9.99	69,831

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 share increase to the 2008 program.  Cumulatively, through September 29, 2012, the Company purchased approximately 0.9 million shares under this plan for approximately $5.8 million at an average price per share of $6.10.

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

A. T. CROSS COMPANY

Date: November 7, 2012	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: November 7, 2012	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer