Form 10-K
period 2012-12-29
CROSS A T CO
filed 2013-03-13
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $88.8 million.

The number of shares outstanding of each of the registrant's classes of common stock as of February 23, 2013 was:
Class A common stock -								11,434,775	Shares
Class B common stock -								1,804,800	Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this report.

INDEX

8
	Part I	Page

Item 1	Business -----------------------------------------------------------------------------------------------------------	1 - 4

Item 1A	Risk Factors -------------------------------------------------------------------------------------------------------	4 - 5

Item 1B	Unresolved Staff Comments -----------------------------------------------------------------------------------	6

Item 2	Properties ----------------------------------------------------------------------------------------------------------	6

Item 3	Legal Proceedings ------------------------------------------------------------------------------------------------	6

Item 4	Mine Safety Disclosures ----------------------------------------------------------------------------------------	6

	Part II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities --------------------------------------------------------------------	7 - 8

Item 6	Selected Financial Data -----------------------------------------------------------------------------------------	8

Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations --------------------------------------------------------------------------------------------	9 - 15

Item 7A	Quantitative and Qualitative Disclosures about Market Risk ---------------------------------------------	15 - 16

Item 8	Financial Statements and Supplementary Data --------------------------------------------------------------	16 - 37

Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure ---------------------------------------------------------------------------------------------	38

Item 9A	Controls and Procedures ----------------------------------------------------------------------------------------	38

Item 9B	Other Information ------------------------------------------------------------------------------------------------	38

	Part III

Item 10	Directors, Executive Officers and Corporate Governance -------------------------------------------------	40

Item 11	Executive Compensation ----------------------------------------------------------------------------------------	40

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters ------------------------------------------------------------------------------	40

Item 13	Certain Relationships and Related Transactions, and Director Independence --------------------------	40

Item 14	Principal Accounting Fees and Services ----------------------------------------------------------------------	40

	Part IV

Item 15	Exhibits, Financial Statement Schedules ---------------------------------------------------------------------	41 - 42

	Signatures --------------------------------------------------------------------------------------------------------	43

	Exhibits

Exhibit 21	A. T. Cross Company Subsidiaries, Branches and Divisions ----------------------------------------------	44

Exhibit 23	Consent of Independent Registered Public Accounting Firm ----------------------------------------------	45

Exhibit 31.1	Form of 302 Certifications --------------------------------------------------------------------------------------	46

Exhibit 31.2	Form of 302 Certifications --------------------------------------------------------------------------------------	47

Exhibit 32	Form of 906 Certifications --------------------------------------------------------------------------------------	48

PART I

Item 1	BUSINESS

The A.T. Cross Company (the “Company”) has two reportable segments: Cross Accessory Division (“CAD”) and Cross Optical Group (“COG”).  For certain financial information with respect to these segments, see Note K to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Cross Accessory Division

We manufacture and market fine quality writing instruments under the Cross® brand consisting of ballpoint pens, fountain pens, Selectip® rolling ball pens and mechanical pencils.  We also manufacture and market a variety of refills for most of our product types.  In addition to Cross-branded writing instruments, CAD manufactures and markets a FranklinCovey line of entry level price point refillable writing instruments.  The Company is an original equipment manufacturer (“OEM”) of writing instruments.  In addition to writing instruments, we also design and market a variety of personal and business accessories including leather goods, reading glasses, desk sets and stationery.  The Company has license agreements with a third party to develop and sell Cross® watches and cufflinks.  The Company launches new pen products and other personal accessories on a bi-annual basis.

Our writing instruments are offered in a variety of styles and materials at various price points.  They are packaged and sold as individual units or in matching sets.  The majority of writing instrument sales occur at suggested retail price points between approximately $22 and $50.  We believe we are a market leader in the United States at these price points.  Products in this price range include: Classic Century®, Calais, Aventura®, Stratford, Cross Contour, Cross Edge, Cross Click, Bailey, Beverly, and selected ATX® writing instruments.  The Cross Townsend®, Sauvage, Cross Sentiment, C-Series, Apogee®, Cross Affinity, Masquerade, Century II, Tech3 and Tech4 lines as well as selected Classic Century and ATX writing instruments provide the Company a presence in the $55 to $300 price range.  Certain Classic Century, Cross Townsend and Special Edition writing instruments are priced over $300.  The Sable, Nile, Revere, Sage and Parasol writing instrument product lines are sold to the Company's self-serve channels of distribution including the office superstore customers.  The FranklinCovey brand provides the Company a presence in the under $10 suggested retail price range for a ballpoint pen.

Cross® leather goods range in price from $40 to $145, reading glasses are priced at $30, watch prices range between $100 and $330, desk sets are priced at $225, cufflinks from $50 to $80 and stationery from $20 to $25.

The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products.  All Cross-branded writing instruments carry a full warranty of unlimited duration against mechanical failure.  Our watches are sold with a limited two-year warranty, and leather goods are sold with a limited one-year warranty.

Globally, Cross Accessory Division products are sold at over 10,000 points of distribution in over 80 countries by our direct sales force and manufacturers' agents or representatives.  They are sold in the United States in over 5,500 retailers, directly to consumers via the Company's website, www.cross.com, and at the Cross® retail store.  Sales outside the United States are made to foreign distributors and retailers worldwide by the Company and its wholly-owned subsidiaries.  Retail accounts include: gift stores, department stores, jewelers, stationery, office supply and pen specialty stores, and United States military post exchanges.  Wholesale accounts distribute products to retail outlets in those countries where the Company does not maintain a direct sales force or to those that purchase in small quantities.  Advertising specialty representatives market products to business accounts that are typically engraved or display a name or emblem and are used for gifts, sales promotions, incentives or advertising.

Cross Optical Group

The Company's COG segment consists of its wholly-owned subsidiary, Cross Optical Group, Inc., which was formed on January 2, 2010 and is the legal entity of our two sunglass brands: Costa® and Native®.  Costa was acquired in 2003 and Native was purchased in 2008.  This business designs, manufactures and markets premium, high-quality, high-performance polarized sunglasses under these brand names.  Combined, our brands offer sunglasses in more than 88 styles and 25 lens options, most at suggested retail price points between approximately $89 and $279.  Costa expanded its offerings in 2011 to include prescription sunglasses at suggested retail price points between approximately $300 and $750.  The COG segment also sells apparel and accessory products such as hats, t-shirts, cords, cases and backpacks.

Our sunglass products are sold by employee representatives and manufacturers' agents to approximately 7,600 retail accounts throughout the United States.  Retail accounts include optical and sunglass specialty shops, department stores and sporting goods retailers.

Costa and Native sunglasses are sold with a lifetime warranty against manufacturer’s defects in materials and workmanship.

Raw Materials

The Company's CAD segment obtains raw materials for use in writing instruments from both domestic and foreign suppliers.  Metal and plastic pen parts are obtained from the United States (“U.S.”), China, Germany, Japan, India, Malaysia, and Switzerland.  Coated parts are procured from the U.S. and China.  Ink is procured from the U.S., Germany, China and Japan.

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

Patents, Licenses and Trademarks

The Company, directly or through its subsidiaries, has certain writing instrument, timepiece, accessory and optical trademark registrations and/or pending trademark applications in the United States and many foreign countries, including but not limited to its principal trademark “CROSS,” and the “FRUSTO-CONICAL DESIGN” on the top of its writing instruments, and the trademarks “COSTA DEL MAR” and “NATIVE.”  The principal trademark “CROSS” is of fundamental importance to the CAD segment and the trademarks “COSTA DEL MAR”, “COSTA” and “NATIVE” are of fundamental importance to the COG segment.  The Company, directly or through its subsidiaries, holds certain United States and foreign writing instrument patents and/or has filed United States and foreign patent applications covering products including, but not limited to, Cross Townsend, Edge, Tech4 and the Company's ball-point pen mechanism.  While the Company pursues a practice of seeking patent protection for novel inventions or designs, the business is not dependent upon obtaining and maintaining patents.

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

Competition

The global non-disposable writing instrument market is estimated to be approximately $2 billion at retail.  It is competitive, in particular with respect to product quality, brand recognition and price.  There are numerous manufacturers of ballpoint, rolling ball and fountain pens, and mechanical pencils in the U.S. and abroad.  Many of these manufacturers produce lower-priced writing instruments than those produced by the Company.  Although the Company is a major producer of ballpoint, rolling ball and fountain pens, and mechanical pencils in the $22 to $50 price range, other writing instrument companies have significantly higher sales volumes from a broader product line across a wider range of prices or have greater resources as divisions of larger corporations.  The Company emphasizes styling, innovation, craftsmanship and quality in the design and production of all of its products.

The plano sunglass market in the U.S. is estimated to be $3.5 billion at retail.  The Company's COG segment under the brand names Costa and Native compete in the premium-priced ($50+ retail) sunglass market segment, which is estimated to be $2.4 billion at retail.  The prescription sunglass market segment is estimated to be approximately $5.0 billion at retail.  Many other sunglass companies also compete in these segments.

See also the “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Research and Development

The Company had expenditures for research and development of new products and improvement of existing products of approximately $2.7 million, $2.7 million and $2.8 million in 2012, 2011 and 2010, respectively.  For additional discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Environment

The Company believes it is in compliance with all Federal, state and local environmental laws and regulations.  The Company believes that future capital expenditures for environmental control facilities will not be material.  See Item 3 “Legal Proceedings” and Note L to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Employees

The Company had approximately 1,030 employees worldwide at December 29, 2012, none of which were subject to collective bargaining agreements.

International Operations and Export Sales

Approximately 38% of the Company's sales in 2012 were in foreign markets.  The primary foreign markets are in Europe and Asia.  Sales of the Company's products to foreign distributors are subject to import duties in many countries.  The operations of the Company's foreign subsidiaries and branches are subject to the effects of currency fluctuations, the availability of U.S. dollar exchange, exchange control and other restrictive regulations.  Undistributed earnings of our foreign subsidiaries generally are not subject to current U.S. Federal and state income taxes, as such earnings are considered permanently reinvested in the growth of business outside the U.S.  The Company manufactures almost all of its core writing instruments in China.  See Note J and Note K to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  For the effect of foreign sales on the Company's results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Executive Officers of the Company

The following are the executive officers of the Company (each of whom serves until his or her successor is elected and has qualified), their respective ages as of December 29, 2012 and their principal positions:

NAME		AGE	TITLE	YEAR IN WHICH FIRST HELD OFFICE
David G. Whalen	(1)	55	President and Chief Executive Officer	1999
Kevin F. Mahoney	(2)	53	Senior Vice President, Finance and Chief Financial Officer	2005
Gary S. Simpson	(3)	61	Corporate Controller, Chief Accounting Officer	1997
Charles S. Mellen	(4)	49	President, Cross Accessory Division	2005
Tina C. Benik	(5)	53	Vice President, Legal and Human Resources; Corporate Secretary	1993
Joseph V. Bassi	(6)	60	Finance Director	1997
Charles R. MacDonald	(7)	59	President, Cross Optical Group, Inc.	2003

(1)	Prior to becoming President and Chief Executive Officer in 1999, David G. Whalen was President, North America of Ray-Ban Sun Optics, a division of the Luxottica Group S.p.A., from 1997 to 1999.
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

The following section describes certain of the more prominent risks and uncertainties inherent in our operations.  The risks and uncertainties below are those that we currently consider material; however, this section does not intend to discuss all possible risks and uncertainties that a company like Cross with broad international operations could experience.  We are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and the performance of our customers.  Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.  Further, there could be other risks and uncertainties that are not presently known to us or that may become more significant to us.  These Risk Factors should be read in conjunction with the factors discussed elsewhere in this and other of our filings with the SEC and in materials incorporated by reference in these filings.  We undertake no obligation to correct or update any forward-looking statements or statements of risk related thereto for any reason.

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

Our global manufacturing, sales and distribution operations make us susceptible to the risks of overseas operations.  We have sales offices and certain operations in  ten  countries and we have distributors worldwide.  In 2012, approximately 38% of our revenue came from sales to locations outside the United States.  We may be adversely affected in the event that global economic uncertainty erodes consumer confidence and purchasing.  Most of our products are manufactured overseas.  Operating internationally exposes us to changes in export controls and other laws or regulations, as well as the general political and economic conditions, security risks, natural disasters, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business and results of operations in such countries.

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

Our success depends on our ability to retain and recruit a sufficient number of qualified employees in a competitive environment.  Our success depends, in part, on our retention and recruitment of skilled personnel, including technical, distribution, sourcing, marketing, sales, management and staff personnel.  There can be no assurance that we will be able to successfully retain and recruit the key personnel that we need.

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

Unfavorable resolution of pending or future litigation matters could prove costly to us.  In 2002, the Company received a so-called notice letter under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") from the Federal Environmental Protection Agency (“EPA”) alleging that the Company is a Potentially Responsible Party (“PRP”) in one Superfund case.  The Company has reached settlement of the case and paid a settlement amount of approximately $0.2 million in 2010.  The EPA is expected to select a remedy for the Site in 2013.  At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.    If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs.

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

The EPA is expected to select a remedy for the Site in 2013.   At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.

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

Market Information

The Company's Class A common stock is traded on NASDAQ (symbol: ATX).  There is no established trading market for the Company's Class B common stock.  At December 29, 2012, there were approximately 1,000 shareholders of record of the Company's Class A common stock and two shareholders of record of the Company's Class B common stock.  The weighted average numbers of total shares outstanding was 12,334,775 and 12,194,712 during 2012 and 2011, respectively.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

High and low sales prices of Class A common stock for the last two years were:

2012			2011
QUARTER	HIGH	LOW	QUARTER	HIGH	LOW
First	$ 12.35	$8.00	First	$ 11.29	$8.50
Second	$ 12.46	$9.24	Second	$ 12.85	$9.53
Third	$ 10.91	$9.37	Third	$ 16.20	$8.85
Fourth	$ 10.90	$8.38	Fourth	$ 13.17	$9.44

The Company intends to retain earnings to finance the growth of the Company.

Performance Graph

The following graph compares the performance of the Company's Class A common stock to the Russell 2000 Index (as the Company's peer group index), the NYSE MKT Composite and the NASDAQ Composite over the Company's last five years.  The graph assumes that the value of the investment in the Company's Class A common stock and each index was $100 at December 31, 2007 and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among the A.T. Cross Company, the Russell 2000 Index
the NYSE Amex Composite and the NASDAQ Composite

Company/Index/Composite	2007	2008	2009	2010	2011	2012
A.T. Cross Company	100.00	27.86	52.40	96.69	113.03	108.02
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NYSE Amex Composite	100.00	62.15	82.82	104.10	112.59	121.01
NASDAQ Composite	100.00	59.10	82.19	97.23	98.85	110.91

The Company has chosen the Russell Group 2000 as a meaningful peer group against which to compare its performance.  The Russell Group 2000 represents a broad based group of small capitalization stocks and is generally believed to be indicative of market performance for small capitalization companies.

Issuer Purchases of Equity Securities

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
September 30, 2012 - October 27, 2012	50,164	$9.93	50,164	705,473
October 28, 2012 - November 24, 2012	55,998	$9.33	55,998	649,475
November 25, 2012 - December 29, 2012	79,941	$10.03	79,941	569,534
Total	186,103	$9.79	186,103

In 2008, the Company's Board of Directors authorized a plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 0.7 million share increase to the 2008 program.  Cumulatively, through December 29, 2012, the Company purchased approximately  1.1 million shares of stock under this plan for approximately $7.6 million at an average price per share of $6.71.  In 2012, the Company purchased a total of approximately 0.4  million shares under this plan for approximately $4.0 million at an average price per share of $10.04.

Item 6	SELECTED FINANCIAL DATA

		2012	2011	2010	2009	2008*
OPERATIONS: (THOUSANDS OF DOLLARS)
Net Sales		$180,508	$174,637	$158,312	$141,764	$160,146
Operating Income		13,274	12,046	9,070	845	1,203
Net Income (Loss)		9,148	8,310	6,208	1,559	(1,032)

PER SHARE DATA: (DOLLARS)
Net Income (Loss) Per Share	Basic	0.74	0.68	0.49	0.11	(0.07)
	Diluted	0.70	0.64	0.48	0.11	(0.07)

FINANCIAL POSITION: (THOUSANDS OF DOLLARS)
Total Assets		161,339	155,415	146,720	141,279	146,515
Long-Term Retirement Plan Obligations		19,808	22,636	16,274	14,726	14,681
Long-Term Debt, Less Current Maturities		-	21,221	19,221	19,721	21,721
Other Long-Term Liabilities		1,929	1,855	2,111	2,672	4,447
Shareholders' Equity		85,078	77,653	74,559	73,709	76,216

* Included in 2008 is a $3.9 million charge to operating income and net income for an impairment of goodwill.

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

A.T. Cross Company (“the Company”) is a designer and marketer of branded personal accessories including writing instruments, reading glasses, personal and business accessories and sunglasses.

The Company operates in competitive categories.  The Company has challenged itself to build upon its unique attributes in order to develop a vibrant, diversified and forward-looking company poised for sustainable growth and long-term profit.  Such attributes include: strong brand names, an over 160 year heritage, a reputation for quality and craftsmanship, a global distribution network, and a strong balance sheet.  The Company established several strategic initiatives to build upon these attributes and overcome its challenges, including: becoming an innovative leader in the fine writing category, extending the Cross brand into new categories, developing avenues for diversification, streamlining its CAD operating structure and seeking additional brand assets to add scale.  COG has provided the business with an avenue of diversification and added two new brands to the Company’s portfolio: Costa and Native.  These brands uphold the Company’s reputation as an innovative leader with award-winning high-quality products.  Details on how the Company's two business segments are achieving these initiatives are presented below.

In February 2013, the Company announced that it is exploring strategic alternatives for its Cross Accessory Division.  The Company has not made a decision to pursue any specific transaction or any other strategic alternative, and there is no set timetable for the strategic review process.

Cross Accessory Division (“CAD”)

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846.  Sold primarily under the Cross brand, ballpoint, fountain and Selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes.  Cross also manufactures and markets a line of FranklinCovey entry level price point refillable writing instruments.  Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, desk sets and stationery.  The Company has license agreements with a third party to develop and sell Cross watches and cufflinks.

CAD is competing vigorously to build its position in terms of product innovation, marketing and merchandising.  To this end, a number of initiatives, many of which are described below, have been implemented.  In 2012, approximately 9% of CAD revenue was derived from new products launched into the marketplace.  In 2012, CAD launched several new writing instrument product lines:  Cross Click, Tech4, Sauvage Forever Pearl, Special Edition Year of the Snake, a Disney Anniversary pen as well as the addition of a stylus feature to our Tech3 multifunction pen.  The Company also launched several gift sets for its office superstore customers for the 2012 holiday season.

In 2012, all leather goods, reading glasses, watches, desk sets, cufflinks and stationery represented approximately 7% of CAD sales.  The Company's stationery collection expanded in 2012 with the addition of several new fashionable styles and colors.

In addition to bringing new products to market in 2012, Cross expanded the global self-serve program.  The Company rolled out over 300 new fixtures featuring a range of reading glasses, stationery and writing instruments.

The Cross brand has strong consumer awareness and, more importantly, consumers associate the Cross name with innovation, quality and style.  The strong awareness of our name and the positive attributes associated with our brand support the extension of the Cross brand into related personal accessory categories.  CAD has moved into categories that allow us to further utilize our existing sourcing infrastructure and global distribution network.  A priority for all of our brand extensions is to incorporate the quality, design and craftsmanship that consumers enjoy from Cross' fine writing instruments.  We have developed a foothold in these categories and look forward to further strengthening our presence in select categories in 2013.

Cross Optical Group (“COG”)

The Company's COG segment consists of its wholly-owned subsidiary, Cross Optical Group, Inc.  This business designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.

Founded in Florida in 1983, the Costa brand has developed a superior reputation for its advanced polarized lens technology and functional frame design.  Costa upholds the Company's commitment to delivering exceptional product, innovation and quality to consumers.  Costa's lenses are renowned for their clarity; the patented 580 lens technology is considered by many to be one of the best performing sunglass lens in the marketplace.  In 2011, Costa entered into the prescription sunglass business.  Costa’s core market has traditionally been the saltwater fishing enthusiast in the southeastern United States.  As such, Costa has a long-term commitment to conservation initiatives that protect and sustain vital fisheries.  Costa has expanded its marketing efforts to reach consumers beyond its core market by developing consumer awareness in other fishing categories,  geographies and demographics.  Costa sponsors related lifestyle activities such as Kenny Chesney concert tours and sells limited edition Kenny Chesney sunglasses.  Costa's collection features a broad range of styles that appeal to a wide consumer demographic.  The brand is expanding geographically in both domestic and international markets.

Native, which was founded in 1994, also specializes in polarized sunglasses.  Native products are feature-rich and are priced from $89 to $139.  The collection consists primarily of high-performance sport wraps that are designed for mountain and trail enthusiasts who are active in the “human powered sports” such as biking, running and climbing.  Native frames are very light weight and known for their exceptional fit, features sought after by professional athletes and active sport enthusiasts alike.  Native’s Odyssey series, launched in 2012, features the N3™ lens; one of the most advanced polarized lenses on the market.

The creation of the Cross Optical Group has proven to be very successful.  As a result, the Company is benefiting from revenue diversification and a substantial contribution to the bottom line.

Comparison of Fiscal 2012 with Fiscal 2011

The following chart details net sales performance by segment and operating unit:

(THOUSANDS OF DOLLARS)	FISCAL 2012	FISCAL 2011	PERCENTAGE CHANGE
CAD	$97,222	$102,131	(4.8)%
COG	83,286	72,506	14.9%
Consolidated Net Sales	$180,508	$174,637	3.4%

Consolidated net sales were $180.5 million in 2012 compared to $174.6 million in 2011.  The effect of foreign exchange was unfavorable to consolidated 2012 sales results by approximately $1.1 million, or 0.6 percentage point.

CAD sales increases in the America and Asia regions were offset by declines in Europe.  The effect of foreign exchange was unfavorable to CAD 2012 sales results by approximately $1.1 million, or 1.0 percentage point.

COG sales in 2012 were driven by growth of the Costa brand.  The increase in Costa sales was due to new product launches, expanded distribution, an increase in revenue from repairs, apparel and accessories as well as the 2011 introduction of Costa Rx prescription sunglasses.  Native sales were lower due to supply chain issues.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	FISCAL 2012	FISCAL 2011	PERCENTAGE POINT CHANGE
CAD	52.3%	53.2%	(0.9)
COG	58.2%	58.9%	(0.7)
Consolidated Gross Profit Margins	55.0%	55.6%	(0.6)

Consolidated selling, general and administrative (“SG&A”) expenses were approximately $75.2 million, 0.9% higher than 2011.  SG&A expenses were 41.6% of sales in 2012 compared to 42.6% of sales in 2011.  SG&A expenses for the CAD segment were approximately $45.3 million, or 46.5% of sales, compared to $47.2 million, or 46.2% of sales, in 2011.  Foreign currency exchange gains (losses) that are included in the CAD segment SG&A expenses approximated $0.3 million in fiscal 2012  and ($1.7) million in 2011.  COG segment SG&A expenses of $29.9 million, were 9.8% higher than 2011 primarily due to higher selling expenses related to the sales volume increase.

Research and development (“R&D”) expenses were approximately $2.7 million in 2012 and 2011.  R&D expenses were approximately 2% of sales in 2012 and 2011.

Interest expense was $0.5 million and $0.7 million in 2012 and 2011, respectively.  Lower interest expense in 2012 was due to lower average borrowings.

In 2012, the Company's effective tax rate was 28.3% compared to the Federal tax rate of 35.0%.  This difference was due to the effect of income sourced from lower taxed foreign jurisdictions.  The income tax expense was also favorably impacted by the recognition of $0.3 million of tax benefits, the realization of which was previously considered uncertain.  For an analysis of income taxes, see Note J to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As a result of the foregoing, consolidated net income in fiscal 2012 was $9.1 million ($0.74 basic and $0.70 diluted net income per share) compared to fiscal 2011 net income of $8.3 million ($0.68 basic and $0.64 diluted net income per share).

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

Liquidity and Capital Resources

Historically, the Company's sources of liquidity and capital resources have been its cash and cash equivalents (“cash”), short term investments, cash generated from operations and amounts available under the Company's line of credit.  These sources have been sufficient in the past to support the Company's routine operating requirements, capital projects, contributions to the retirement plans, stock repurchase programs and debt service.  The Company expects its future cash needs in 2013 will be met by these historical sources of liquidity and capital.

Cash provided by operating activities was $16.9 million for fiscal 2012 reflecting continued positive cash generation from operations.  The Company was able to fund financing and investing activities described below and end 2012 with a cash and short-term investments balance of $27.3 million at December 29, 2012,  up $1.4 million from December 31, 2011.

Total inventory was $38.0 million at December 29, 2012, an increase of $1.5 million since December 31, 2011.  CAD inventory decreased $1.6 million and COG inventory increased $3.1 million.  The primary reason for the decrease in CAD inventory was strict inventory control due to declining CAD sales.  COG’s increase was due to increased levels of Native inventory and higher projected first quarter 2013 sales.

The Company made cash contributions in 2012 of approximately $5.8 million to its defined benefit pension plans, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $2.1 million to its defined benefit pension plans in 2013.  The Company expects to meet or exceed its minimum funding requirements for its defined benefit plans in future years.  The Company anticipates these future funding requirements to be between $2.1 million and $3.1 million per year.  Additionally, the Company made cash contributions in 2012 of approximately $0.7 million to its defined contribution retirement plans and expects to contribute $0.9 million to its defined contribution retirement plans in 2013

Cash used in investing activities of $6.2 million principally reflects additions to property, plant and equipment of approximately $5.6 million.  In fiscal 2013, the Company expects capital expenditures to be approximately $8.0 million.

Cash provided by financing activities for the fiscal 2012 principally reflects the repayment of $6.2 million on the Company's credit facility and the acquisition of treasury shares under the Company's stock buyback program.  In 2008, the Company's Board of Directors authorized a plan to purchase up to 1.0 million shares of Cross Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 0.7 million share increase to the 2008 program.    Cumulatively, through December 29, 2012, the Company purchased approximately 1.1 million shares of stock under this plan for approximately $7.6 million at an average price per share of $6.71.  In 2012, the Company purchased a total of approximately 0.4 million shares under this plan for approximately $4.0 million at an average price per share of $10.04.

The Company expects fiscal 2013 research and development expenses to be approximately $3.0 million.

The Company has a $40 million secured line of credit with a bank.  This credit facility matures on July 28, 2013.    The Company intends to secure a new credit facility prior to July 28, 2013.    Under the current agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At December 29, 2012, the Company had $15.0 million outstanding on this line of credit, bearing interest at a rate of 2.0% and the unused and available portion was $25.0 million.  The Company was in compliance with its various debt covenants as of December 29, 2012.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

COVENANT DESCRIPTION	COVENANT REQUIREMENT	CALCULATED COMPANY VALUE DECEMBER 29, 2012
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income for fiscal years after 2010, or $46.2 million	$61.2 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$6 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.71:1

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plans and contributions to the retirement plans.  Should operating cash flows in 2013 not materialize as projected, the Company has a number of planned alternatives to ensure that it will have sufficient cash to meet its operating needs.  These alternatives include implementation of strict cost controls on discretionary spending and delaying non-critical research and development, capital projects and completion of the stock repurchase plan.

At the end of fiscal 2012, cash and short-term investments available for domestic operations was approximately $17.3 million and cash available for international operations was approximately $10.0 million.

Contractual Obligations and Commercial Commitments

Interest rate swap agreements effectively fix the interest rate on a portion of the Company's line of credit at 1.2%.

The Company leases manufacturing, office and warehouse space and certain equipment under non-cancelable operating leases.  All leases expire prior to the end of 2026.  Future minimum lease payments under all non-cancelable leases, including renewal options the Company believes it will exercise, and other contractual obligations at December 29, 2012 were approximately:

(THOUSANDS OF DOLLARS)	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS

Line of Credit, Including Interest *	$15,171	$15,171	$-	$-	$-
Operating Leases	27,279	3,758	8,581	2,959	11,981
Uncertain Tax Liabilities	464	21	298	88	57
Pension Plan Obligations **	21,485	2,139	8,316	4,978	6,052
Purchase Obligations	5,123	4,396	727	-	-
Total	$69,522	$25,485	$17,922	$8,025	$18,090

*	Interest on the line of credit was calculated using the interest rate as of December 29, 2012 over the remaining life of the note.
**

The Company expects to meet or exceed its minimum funding requirements for its defined benefit retirement plans in future years.  Though there is uncertainty as to the exact amount and timing of these payments, the Company anticipates the future funding requirements to be between $2.1 million and $3.1 million per year.

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

Retirement Obligations.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of pension expense and liability measurement.  We evaluate these critical assumptions annually.  Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.  The discount rate enables us to state expected future cash flow as a present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  We decreased our discount rates to 3.73% in 2012 from 4.21% in 2011 on domestic plans and to 3.3% in 2012 from 4.7% in 2011 on foreign plans, to reflect market interest rate conditions.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets will increase pension expense.  Our long-term expected return on plan assets was 7.8% in 2012 and 2011 for domestic plans, and 2.7% in 2012 and 3.8% in 2011 for foreign plans.

Impairment of Long-Lived Assets.    Goodwill and other indefinite-lived intangible assets are not amortized but subject to annual impairment tests; more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.  The Company has identified two reporting units, consisting of the CAD and COG segments.  In 2012 and 2011, all goodwill and indefinite-lived intangibles were held by the COG segment.

In 2011, the Company determined the fair value of the COG reporting unit’s goodwill using established income and market valuation approaches.  The test resulted in a fair value of 139% in excess of the reporting units carrying value, including the goodwill.  In 2012, under Accounting Standards Update (“ASU”) No 2011-08, “Testing Goodwill for Impairment,” the Company performed a qualitative assessment to determine if further impairment testing was necessary.  This qualitative assessment is intended to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value is less than its carry amount.  In making its assessment, the Company considered a number of factors, such as macro-economic conditions, industry and market considerations, cost factors, segment financial performance, entity-specific events and share price.  Based upon the above factors, it is considered more likely than not (having a likelihood of more than 50%) that the fair value of the COG reporting unit is more than its carrying value.  Therefore based on the qualitative assessment, goodwill was not considered impaired as of November 24, 2012.

The Company determined the fair value of the COG reporting unit’s indefinite-lived intangible assets, consisting of two trade names, “Costa” ($3.4 million carrying value) and “Native” ($3.5 million carrying value), using a forward-looking relief from royalty model.  The significant assumptions used in the forward-looking relief from royalty method include: revenue growth, royalty rates and discount rate.  The Company performed a sensitivity analysis on the significant assumptions and has determined that a change in its assumptions, as follows, would not impact its conclusion regarding the fair value of the Costa trade name: reduce projected revenue growth rates by 10%, reduce projected royalty rate by 5.0% or increase the discount rate by 100 basis points.  The Native trade name is more sensitive to changes in the assumptions underlying the relief from royalty method, particularly projected revenue growth rates.  In order to recover the asset in full, a five year average growth rate of 10% needs to be achieved.  Each 100 basis point reduction in the assumed growth rate would result in an impairment of approximately $0.1 million.  The Company has determined that indefinite-lived intangibles were recoverable as of December 29, 2012.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “propose,” “should,” “will” and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements, including but not limited to the performance of Cross branded writing instruments, readers and personal accessory products; consumers’ willingness to continue to participate in the writing instrument category; consumers’ willingness to continue to engage in Costa’s prescription sunglass program and to respond favorably to Native’s N3 lens technology; the planned geographic and demographic expansion of Costa and Native; statements related to the introduction of new products; statements related to sales growth in our CAD business via cross.com and expansion of our licensing efforts; the availability of necessary raw materials and manufacturing technologies at favorable pricing terms; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.

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

Foreign currency exchange rates and fluctuations in those rates may affect the Company's ability to realize projected growth rates in its sales and earnings.  The Company derives approximately 38% of its revenues from outside the United States.  The Company's ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.  The Company's foreign exchange exposure is generated primarily from its international operating subsidiaries.  The Company seeks to minimize the impact of foreign currency fluctuations by hedging certain foreign currency denominated balance sheet positions with foreign currency forward exchange contracts.  Most of these contracts are short-term, generally expire in one to three months and a 5% change in exchange rates would not subject the Company to material market risk.  Although the Company has programs in place to manage foreign currency exchange risk on certain foreign currency denominated balance sheet positions, and on a portion of certain foreign currency denominated cash flows, significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, the British Pound, the Chinese Renminbi and the Japanese Yen could adversely affect the Company's financial position and results of operations.

The Company maintains a $40 million secured line of credit with a bank.  Under this agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  The Company believes that changes in interest rates would not be material to its operations, due to its anticipated level of borrowings.  There was $15.0 million and $21.2 million outstanding under the Company's line of credit at December 29, 2012 and December 31, 2011, respectively.

The Company entered into interest rate swap agreements that effectively fix the interest rate on a portion of its line of credit at 1.2% per annum.  At December 29, 2012, the notional value of the interest rate swap was $15.0 million.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

PAGE

Report of Independent Registered Public Accounting Firm -----------------------------------------------------	17
Consolidated Financial Statements of the A.T. Cross Company:

Consolidated Balance Sheets as of December 29, 2012, December 31, 2011 -------------------------------	18
Consolidated Statements of Income for the Years Ended
December 29, 2012, December 31, 2011 and January 1, 2011 ---------------------------------------------	19
Consolidated Statements of Comprehensive Income for the Years Ended
December 29, 2012, December 31, 2011 and January 1, 2011 ---------------------------------------------	19
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 29, 2012, December 31, 2011 and January 1, 2011 ---------------------------------------------	20
Consolidated Statements of Cash Flows for the Years Ended
December 29, 2012, December 31, 2011 and January 1, 2011 ---------------------------------------------	21
Notes to Consolidated Financial Statements -----------------------------------------------------------------	22 - 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the accompanying consolidated balance sheets of A.T. Cross Company and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income,  changes in shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 13, 2013

CONSOLIDATED BALANCE SHEETS
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES)	DECEMBER 29, 2012	DECEMBER 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$27,120	$25,991
Short-term investments	227	-
Accounts receivable, net	32,877	29,110
Inventories	38,020	36,482
Deferred income taxes	3,417	4,206
Other current assets	8,072	7,954
Total Current Assets	109,733	103,743

Property, Plant and Equipment, Net	14,376	13,706
Goodwill	15,279	15,279
Intangibles, Net	8,606	9,002
Deferred Income Taxes	11,570	11,115
Other Assets	1,775	2,570
Total Assets	$161,339	$155,415
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit	$15,000	$-
Accounts payable	14,489	8,237
Accrued compensation and related taxes	8,132	7,509
Accrued expenses and other liabilities	11,910	10,868
Retirement plan obligations	2,731	2,508
Income taxes payable	567	712
Total Current Liabilities	52,829	29,834

Long-Term Debt	-	21,221
Retirement Plan Obligations	19,808	22,636
Deferred Gain on Sale of Real Estate	1,695	2,216
Other Long-Term Liabilities	662	464
Accrued Warranty Costs	1,267	1,391
Commitments and Contingencies (Note L)	-	-
Total Liabilities	76,261	77,762
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 19,177 shares issued and
11,163 shares outstanding at December 29, 2012, and 18,713
shares issued and 11,133 shares outstanding at December 31, 2011	19,177	18,713
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at December 29, 2012 and December 31, 2011	1,805	1,805
Additional paid-in capital	32,309	29,178
Retained earnings	100,666	91,518
Accumulated other comprehensive loss	(19,852)	(18,718)
Treasury stock, at cost, 8,014 shares in 2012 and 7,580 shares in 2011	(49,027)	(44,843)
Total Shareholders' Equity	85,078	77,653
Total Liabilities and Shareholders' Equity	$161,339	$155,415

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES,	YEARS ENDED
EXCEPT PER SHARE AMOUNTS)	DECEMBER 29, 2012	DECEMBER 31, 2011	JANUARY 1, 2011

Net sales	$180,508	$174,637	$158,312
Cost of goods sold	81,198	77,613	70,090
Gross Profit	99,310	97,024	88,222

Selling, general and administrative expenses	75,154	74,451	68,817
Service and distribution costs	8,174	7,830	7,524
Research and development expenses	2,708	2,697	2,811
Operating Income	13,274	12,046	9,070

Interest income	16	12	25
Interest expense	(525)	(661)	(975)
Other expense	(6)	(248)	(270)
Interest and Other Expense	(515)	(897)	(1,220)

Income Before Income Taxes	12,759	11,149	7,850

Income tax provision	3,611	2,839	1,642
Net Income	$9,148	$8,310	$6,208

Net Income Per Share:
Basic	$ 0.74	$ 0.68	$ 0.49
Diluted	$ 0.70	$ 0.64	$ 0.48

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,335	12,195	12,686
Effect of dilutive securities	714	810	379
Denominator for Diluted Net Income Per Share	13,049	13,005	13,065

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS)	YEARS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011	JANUARY 1, 2011

Net Income	$9,148	$8,310	$6,208
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	-	(143)	(302)
Unrealized gain on interest rate swap, net of tax
provision of ($29), ($5) and ($125)	53	9	232
Pension liability adjustment, net of tax benefit of
$637, $3,193 and $877	(1,187)	(5,925)	(1,591)
Comprehensive Income	$8,014	$2,251	$4,547

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS AND SHARES)	COMMON STOCK
	SHARES &				OTHER			TOTAL
	DOLLAR AMOUNT		ADDITIONAL		COMPRE-	TREASURY		SHARE-
	AT $1 PAR VALUE		PAID-IN	RETAINED	HENSIVE	STOCK		HOLDERS'
	CLASS A	CLASS B	CAPITAL	EARNINGS	LOSS	SHARES	AMOUNT	EQUITY
Balances at January 2, 2010	$17,660	$1,805	$23,574	$77,000	$(10,998)	5,806	$(35,332)	$73,709
Purchase of treasury stock						43	(267)	(267)
Purchase of treasury stock from related party						1,371	(5,612)	(5,612)
Grant of restricted stock for future services	725		(725)					-
Cancellation of restricted stock			1,037			104	(1,037)	-
Stock option activity, net of settlements	18		(94)					(76)
Tax provision on stock-based awards			70					70
Stock purchase plan	4		15					19
Non-cash stock-based directors' fees	32		121					153
Amortization of stock-based compensation			1,077					1,077
Stock option expense			939					939
Foreign currency translation adjustments					(302)			(302)
Pension liability adjustment					(1,591)			(1,591)
Unrealized gain on interest rate swap					232			232
Net Income				6,208				6,208
Balances at January 1, 2011	$18,439	$1,805	$26,014	$83,208	$(12,659)	7,324	$(42,248)	$74,559
Purchase of treasury stock						158	(1,619)	(1,619)
Grant of restricted stock for future services	154		(154)					-
Cancellation of restricted stock			976			98	(976)	-
Stock option activity, net of settlements	98		(375)					(277)
Tax provision on stock-based awards			830					830
Stock purchase plan	1		16					17
Non-cash stock-based directors' fees	13		137					150
Stock awards	8		75					83
Amortization of stock-based compensation			1,330					1,330
Stock option expense			329					329
Foreign currency translation adjustments					(143)			(143)
Pension liability adjustment					(5,925)			(5,925)
Unrealized gain on interest rate swap					9			9
Net Income				8,310				8,310
Balances at December 31, 2011	$18,713	$1,805	$29,178	$91,518	$(18,718)	7,580	$(44,843)	$77,653
Purchase of treasury stock						400	(4,022)	(4,022)
Grant of restricted stock for future services	344		(344)					-
Cancellation of restricted stock			162			34	(162)	-
Stock option activity, net of settlements	100		221					321
Tax provision on stock-based awards			653					653
Stock purchase plan	2		21					23
Non-cash stock-based directors' fees	18		162					180
Amortization of stock-based compensation			2,138					2,138
Stock option expense			118					118
Foreign currency translation adjustments					-			-
Pension liability adjustment					(1,187)			(1,187)
Unrealized gain on interest rate swap					53			53
Net Income				9,148				9,148
Balances at December 29, 2012	$19,177	$1,805	$32,309	$100,666	$(19,852)	8,014	$(49,027)	$85,078

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

A.T. CROSS COMPANY & SUBSIDIARIES

(THOUSANDS OF DOLLARS)	YEARS ENDED
CASH PROVIDED BY (USED IN):	DECEMBER 29, 2012	DECEMBER 31, 2011	JANUARY 1, 2011
Operating Activities:
Net Income	$9,148	$8,310	$6,208
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,982	5,280	5,404
Amortization	735	739	1,211
Restructuring charges paid	-	-	(771)
Amortization of deferred gain	(521)	(521)	(522)
Provision for bad debts	(206)	68	139
Deferred income taxes	1,326	2,989	501
Stock-based compensation and directors' fees	2,436	1,892	2,170
Excess tax (benefit) provision from stock-based awards	(653)	(830)	70
Unrealized gain on short-term investments	(9)	-	(29)
Unrealized (gain) loss on foreign exchange contracts	(100)	(24)	154
Unrealized foreign currency transaction (gain) loss	(403)	(227)	84
Changes in operating assets and liabilities:
Accounts receivable	(3,635)	728	1
Inventories	(1,475)	(1,864)	(5,780)
Other assets	946	(2,712)	(438)
Accounts payable	6,813	497	1,317
Other liabilities	(2,439)	(4,028)	3,077
Net Cash Provided by Operating Activities	16,945	10,297	12,796
Investing Activities:
Purchases of short-term investments	(44,279)	(31,525)	(17,040)
Sales of short-term investments	44,061	34,039	21,772
Additions to property, plant and equipment	(5,635)	(3,912)	(4,533)
Additions to trademarks and patents	(339)	(283)	(286)
Net Cash Used in Investing Activities	(6,192)	(1,681)	(87)
Financing Activities:
Excess tax benefit (provision) from stock-based awards	653	830	(70)
Borrowing on line of credit	3,000	16,300	5,860
Repayment of line of credit	(9,221)	(14,300)	(6,360)
Proceeds from sale of Class A common stock	463	170	18
Repurchase of share-based awards to satisfy tax withholdings	(119)	(430)	(76)
Purchase of treasury stock	(4,022)	(1,619)	(267)
Purchase of treasury stock from related party	-	-	(5,612)
Net Cash (Used in) Provided by Financing Activities	(9,246)	951	(6,507)
Effect of exchange rate changes on cash and cash equivalents	(378)	(226)	5
Increase in Cash and Cash Equivalents	1,129	9,341	6,207
Cash and cash equivalents at beginning of period	25,991	16,650	10,443
Cash and Cash Equivalents at End of Period	$27,120	$25,991	$16,650

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$1,702	$1,159	$(609)
Interest paid	$491	$701	$974

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.T. CROSS COMPANY & SUBSIDIARIES
December 29, 2012

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations:  The consolidated financial statements include the accounts of A.T. Cross Company and its subsidiaries (the “Company”).  Upon consolidation, intercompany accounts and transactions are eliminated.

The Company has two reportable segments: Cross Accessory Division (“CAD”), and Cross Optical Group (“COG”).  The Company's CAD segment designs, manufactures and markets writing instruments throughout the world and is an OEM of writing instruments.  Writing instrument products are sold under the Cross brand as well as the FranklinCovey brand.  They include ball-point pens, fountain pens, Selectip rolling ball pens, mechanical pencils and writing instrument accessories such as refills and desk sets.  Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, desk sets and stationery.  The Company has license agreements with a third party to develop and sell Cross watches and cufflinks.  The Company's COG segment designs, manufactures and markets sunglasses throughout the United States under the Costa and Native brand names.  The Company evaluates segment performance based upon operating profit or loss.  The Company's reportable segments are strategic business units that offer different product lines.  They are managed separately, as each unit requires different technologies and marketing strategies.

The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31.  A fiscal year usually consists of four 13 week fiscal quarters.  Fiscal 2008 was a 53 week year with 14 weeks in the fourth quarter.  Fiscal years 2012, 2011, 2010 and 2009 were 52-week years ended December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010, respectively.   The Company has historically recorded its highest sales in the fourth quarter.

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

Cash Equivalents and Short-Term Investments:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Short-term investments are stated at fair value.  Gains or losses on short-term investments, both realized and unrealized, are included in other (expense) income.  At December 29, 2012 and December 31, 2011, approximately 31% and  40%, respectively, of the Company's cash and cash equivalents were on deposit with one financial institution.

Allowance for Doubtful Accounts:  The Company determines its allowance for doubtful accounts based on historical percentages of aged accounts receivable and specific customer accounts when, in management’s opinion, they are deemed uncollectable.  Following is a summary of the allowance for doubtful accounts for the three years ended December 29, 2012:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2012	DECEMBER 31, 2011	JANUARY 1, 2011
Allowance for Doubtful Accounts - Beginning of Year	$1,020	$1,069	$1,129
(Credited) charged to bad debt expense	(206)	68	139
Deductions	(181)	(117)	(199)
Allowance for Doubtful Accounts - End of Year	$633	$1,020	$1,069

Inventories:  The Company’s inventories are valued at the lower of cost or market.  Cost is determined using the FIFO method.

Property, Plant and Equipment, and Related Depreciation:  Property, plant and equipment are stated at historical cost.  Depreciation expense was $5.0 million, $5.3 million and $5.4 million in fiscal 2012, 2011 and 2010, respectively.  Provisions for depreciation are computed using a combination of accelerated and straight-line methods, which are intended to depreciate the cost of such assets over their estimated useful lives, which are as follows:

Leasehold Improvements	3 to 15	years
Machinery & Equipment	2 to 10	years
Furniture & Fixtures	2 to 10	years
Vehicles, Tooling and Desktop PCs	2 to 5	years

The components of Property, Plant and Equipment are as follows:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2012	DECEMBER 31, 2011
Leasehold improvements	$2,106	$2,060
Machinery and equipment	110,795	105,873
	112,901	107,933
Less accumulated depreciation	98,525	94,227
Property, Plant and Equipment, Net	$14,376	$13,706

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

Goodwill and Other Intangible Assets:  Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.  The Company determines the fair value of the reporting units using accepted accounting standard methodologies and the values of certain intangible assets with indefinite lives, consisting of two COG segment trade names, using a forward-looking relief from royalty model.

Warranty Costs:  CAD's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.   Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portions of accrued warranty costs were $0.4 million at December 29, 2012 and $0.5 million at December 31, 2011, and were recorded in accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2012	DECEMBER 31, 2011	JANUARY 1, 2011
Accrued Warranty Costs - Beginning of Year	$1,892	$1,998	$1,936
Warranty costs paid	(274)	(391)	(735)
Warranty costs accrued	376	423	423
Impact of changes in estimates and assumptions	(282)	(138)	374
Accrued Warranty Costs - End of Year	$1,712	$1,892	$1,998

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

Marketing Support Costs:  The costs of marketing support, including advertising, are charged to expense as incurred and amounted to approximately $13.8 million, $13.7 million and  $12.3 million for fiscal 2012, 2011 and 2010, respectively.  Accrued marketing support expenses were approximately $2.5 million at December 29, 2012 and $2.3 million at December 31, 2011 and are included in accrued expenses and other liabilities.

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

Realized and unrealized gains and losses on contracts intended to hedge specific forecasted transactions or commitments, if any, that are designated and qualify for hedge accounting are deferred and recorded as a component of accumulated other comprehensive loss and accounted for as part of the transaction.  Contracts are recorded at fair value on the balance sheet as a component of other current assets or accrued expenses and other liabilities.

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

Basic and Diluted Net Income Per Share:  Basic net income per share is computed by dividing net income by the weighted average number of total shares of Class A and Class B common stock outstanding during the year.  Diluted net income per share is computed by dividing net income by diluted weighted average shares outstanding.  Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares.  To the extent that their effect is dilutive, potential common shares include common stock options and non-vested equity shares based on the treasury stock method.  There is no anti-dilutive effect of securities for the three years ended December 29, 2012.

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

New Accounting Pronouncements:  In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this pronouncement in 2012.  In July 2012, the FASB issued an ASU which expanded the scope of this valuation testing methodology to include all indefinite-lived assets and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We do not expect the new ASU to have a material effect on our financial position, results of operations or cash flows.

NOTE B - INVENTORIES

The Company’s inventories are valued at the lower of cost or market.  Cost is determined using the FIFO method.  The components of inventory are as follows:

	YEARS ENDED
(THOUSANDS OF DOLLARS)	DECEMBER 29, 2012	DECEMBER 31, 2011
Finished goods	$26,182	$23,538
Work in process	3,512	3,967
Raw materials	8,326	8,977
	$38,020	$36,482

NOTE C - RESTRUCTURING CHARGES

In 2008, the Company restructured Cross Accessory Division ("CAD") Lincoln based manufacturing operations in order to increase its competitiveness in the global marketplace by further leveraging the investment in China manufacturing operations.  The Company also closed several underperforming retail stores and reduced headcount at its Lincoln facility.  These restructuring programs moved Lincoln manufacturing operations to the Company's China facility and reduced the total retail store count by four.   Approximately 50 manufacturing positions and 27 sales and administrative positions in the United States, and four sales and administrative positions in the United Kingdom were affected by these programs.  In 2009, the Company expanded its restructuring efforts to further reduce headcount at its Lincoln and European facilities.  The Company incurred pre-tax restructuring charges of approximately $4.4 million since the inception of these programs.  Of this $4.4 million, approximately $2.4 million was for severance and related expenses and approximately $2.0 million was for transition and other costs.    Restructuring charges paid in fiscal 2010 were $0.8 million.  No restructuring charges were incurred in fiscal 2010, 2011 or 2012.

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company performs the assessment annually during the fourth quarter or on an interim basis if potential impairment indicators arise.  The fair value of the reporting unit's goodwill is determined using accepted accounting standard methodologies and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method.

In 2012, 2011 and 2010, the Company's annual impairment tests indicated that all remaining goodwill and indefinite-lived intangibles were not impaired.    The cumulative goodwill impairment loss of $3.9 million related to the CAD segment.

At December 29, 2012 and December 31, 2011, the carrying value of goodwill was approximately $15.3 million.  The entire goodwill balance is related to the COG segment and $11.9 million of it, the goodwill resulting from the 2008 acquisition of Native, is expected to be tax deductible.    As the goodwill is all U.S. Dollar denominated, there is no translation adjustment.

Other intangibles consisted of the following:

(THOUSANDS OF	DECEMBER 29, 2012			DECEMBER 31, 2011
DOLLARS)	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,542	$9,163	$379	$9,374	$8,990	$384
Patents	3,642	3,334	308	3,471	3,225	246
Customer relationships	3,170	2,151	1,019	3,170	1,698	1,472
	$16,354	$14,648	$1,706	$16,015	$13,913	$2,102
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$8,606			$9,002

The Company uses the straight-line method to amortize patents and trademarks over an average five-year life and customer relationships over a seven-year life.  Amortization expense was approximately $0.7 million, $0.7 million and $1.2 million for fiscal years 2012, 2011 and 2010,  respectively.  The estimated future amortization expense for other intangibles remaining as of December 29, 2012 is as follows:

(THOUSANDS OF DOLLARS)	2013	2014	2015	2016	2017	THEREAFTER
	$702	$646	$247	$87	$24	$-

NOTE E - LINE OF CREDIT

The Company maintains a $40.0 million revolving line of credit with Bank of America, N.A. (the “Bank”).  Under the line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40.0 million, including up to $10.0 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30.0 million of other committed loans to the Company (“Committed Loans”) at any time. As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This credit facility matures on July 28, 2013.

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

At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.   At December 31, 2011, the outstanding balance of the Company's line of credit was $21.2 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $18.8 million.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ITEMS

(THOUSANDS OF DOLLARS)	CUMULATIVE TRANSLATION ADJUSTMENTS	PENSION LIABILITY ADJUSTMENT	INTEREST RATE SWAP AGREEMENTS	ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at December 31, 2011	$(2,046)	$(16,562)	$(110)	$(18,718)
Current period change	-	(1,187)	53	(1,134)
Balances at December 29, 2012	$(2,046)	$(17,749)	$(57)	$(19,852)

NOTE G - FINANCIAL INSTRUMENTS

The following table details the United States dollar equivalent of foreign exchange contracts outstanding at December 29, 2012 and December 31, 2011, along with maturity dates and any unrealized gain (loss).  The net unrealized gain (loss) is recorded in SG&A in the consolidated statements of income, since the Company did not apply hedge accounting to these contracts.

(THOUSANDS OF DOLLARS)	CONTRACT AMOUNT U.S. $ EQUIVALENT	MATURITY DATE	UNREALIZED GROSS GAIN (LOSS)
DECEMBER 29, 2012
Euro	$4,475	2013	$(118)
Sterling	24	2013	(24)
Japanese Yen	8,865	2013	208
Hong Kong Dollar	3,045	2013	-
Taiwan Dollar	1,567	2013	-
Mexican Peso	1,522	2013	(13)
Chinese Renminbi	4,000	2013	49
Singapore Dollar	551	2013	(1)
Canadian Dollar	501	2013	(1)
Total	$24,550		$100

DECEMBER 31, 2011
Euro	$10,642	2012	$151
Sterling	4,657	2012	(5)
Japanese Yen	12,006	2012	(112)
Hong Kong Dollar	4,569	2012	(16)
Taiwan Dollar	1,526	2012	(13)
Mexican Peso	1,020	2012	(13)
Chinese Renminbi	5,000	2012	32
Total	$39,420		$24

Foreign currency exchange gains (losses) that are included in SG&A expenses approximated $0.3  million, ($1.7) million and ($1.2) million in fiscal 2012, 2011 and 2010, respectively.

In the third quarter of 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to December 29, 2012, the effect of the mark-to-market valuations, net of tax, was an unrealized loss of approximately $0.1 million and is included as a component of accumulated other comprehensive loss.

The fair value of forward foreign exchange contracts, based on quoted spot exchange rates, are reported in other current assets or accrued expenses and other liabilities.  The fair value of cash and cash equivalents approximates the recorded amounts, due to the short period of time to maturity.  The carrying amount of long-term debt approximates fair value as a result of the variable interest rate.  The fair value of the interest rate swap agreements, based upon market observable data, was ($0.1) million at December 29, 2012 and ($0.2) million at December 31, 2011 and was reported in accrued expenses and other liabilities.

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

The Company's matching contributions to its savings plans are made in cash. In fiscal 2012, 2011 and 2010 expenses related to this plan were approximately $0.7 million, $0.8 million and $0.7 million, respectively.  There were no profit sharing plan contributions during this three-year period.  The Company also maintains a deferred compensation plan that is offered to certain key executives and non-employee directors.  Employees of foreign subsidiaries generally receive retirement benefits from Company sponsored defined benefit or defined contribution plans or from statutory plans administered by governmental agencies in their countries.  The Company does not provide its employees with any postretirement benefits other than those described above.

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

The following chart sets forth the defined benefit plans' combined funded status and amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year:

(THOUSANDS OF DOLLARS)	2012	2011
Change in Projected Benefit Obligation
Benefit obligation at end of prior year	$59,134	$50,869
Service cost	255	255
Interest cost	2,454	2,633
Actuarial loss	4,927	7,842
Benefits paid	(2,373)	(2,209)
Administrative expenses paid	(266)	(256)
Benefit Obligation at End of Year	$64,131	$59,134

Change in Plan Assets
Fair value of plan assets at end of prior year	$34,892	$32,928
Actual return on plan assets	4,413	632
Employer contributions	5,980	3,797
Benefits paid	(2,373)	(2,209)
Administrative expenses paid	(266)	(256)
Fair Value of Plan Assets at End of Year	$42,646	$34,892

Funded Status
Deficiency of plan assets over projected benefit obligation	$(21,485)	$(24,242)
Unrecognized prior service cost	60	71
Unrecognized net actuarial loss	26,959	25,127
Prepaid Pension Cost (Included in Retirement Plan Obligations)	$5,534	$956

Amounts Recognized in the Consolidated Balance Sheets Consist of
Accrued benefit cost - current	$(2,253)	$(2,068)
Accrued benefit cost - long-term	(19,232)	(22,174)
Accumulated other comprehensive loss	27,019	25,198
Net Recognized Amount	$5,534	$956

Accumulated Benefit Obligation	$64,131	$59,134

(THOUSANDS OF DOLLARS)	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$255	$255	$45
Interest cost	2,454	2,633	2,679
Expected return on plan assets	(2,825)	(2,622)	(2,465)
Amortization of prior service cost	60	27	11
Recognized net actuarial loss	1,490	652	379
Net Periodic Benefit Cost	$1,434	$945	$649

	2012		2011		2010
Assumptions:	DOMESTIC PLANS	FOREIGN PLANS	DOMESTIC PLANS	FOREIGN PLANS	DOMESTIC PLANS	FOREIGN PLANS

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate	3.73%	3.30%	4.21%	4.70%	5.36%	5.15%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.21%	4.70%	5.36%	5.15%	5.88%	5.90%
Expected return on plan assets	7.80%	2.70%	7.80%	3.80%	7.80%	3.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The Company decreased the discount rate on domestic and foreign plans in 2012 to reflect market interest rate conditions.  In establishing the long-term rate of return on assets assumption of 7.8%, the Company indexed its targeted allocation percentage by asset category against the long-term expected returns on the frozen domestic plan for those asset categories.  That weighted-average return approximates 7.8%.  The Company monitors investment results against benchmarks such as the Russell 1000 Growth Index and the Russell 2000 Value Index for the equity portion of the portfolio and the Barclays Capital US Long Credit A+ Index for fixed income investments.  Meeting or exceeding those benchmarks over time would provide a reasonable expectation of achieving the 7.8% assumption.

Plan Asset Information:	TARGET	ALLOCATION	ALLOCATION
	ALLOCATION	PERCENTAGE	PERCENTAGE
Asset Category	FYE 2013	FYE 2012	FYE 2011
Domestic Equities	30%	29.7%	32.3%
International Equities	10%	10.5%	7.9%
Fixed Income Securities	40%	40.2%	40.4%
All Asset Fund	20%	19.7%	19.4%
Cash/Other	0%	0.0%	0.0%
	100%	100%	100%

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

The Company made cash contributions in 2012 of approximately $5.8  million to its defined benefit pension plans, $2.5 million of which was an additional voluntary contribution.  The Company expects to contribute $2.1 million to its defined benefit pension plans in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(THOUSANDS OF DOLLARS)	2013	2014	2015	2016	2017	2018 - 2022
	$2,398	$2,466	$2,573	$2,700	$2,862	$16,467

The fair value framework requires the categorization of pension plan assets into three levels based upon the assumptions (inputs) used to price the pension plan assets.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets.
Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset.

The fair values of our financial assets are categorized as follows:

(THOUSANDS OF DOLLARS)	DECEMBER 29, 2012				DECEMBER 31, 2011
	LEVEL	LEVEL	LEVEL	TOTAL	LEVEL	LEVEL	LEVEL	TOTAL
Assets:	1	2	3		1	2	3
Domestic Equities (A) (B) (C)	$11,539	$-	$-	$11,539	$10,579	$-	$-	$10,579
International Equities (A) (C)	4,014	-	-	4,014	2,264	-	-	2,264
Fixed Income Securities (A) (C)	14,018	-	-	14,018	11,158	-	-	11,158
Foreign Fixed Income Securities (C)	-	5,858	-	5,858	-	2,932	-	2,932
All Asset Fund (A) (C)	5,904	-	-	5,904	4,272	-	-	4,272
Cash and Cash Equivalents	1,313	-	-	1,313	3,687	-	-	3,687
Total Assets at Fair Value	$36,788	$5,858	$-	$42,646	$31,960	$2,932	$-	$34,892

(A)	Value based on quoted market prices of identical instruments
(B)	Includes approximately $0.6 million and $0.6 million of A.T. Cross Company Class A common stock in 2012 and 2011, respectively.
(C)	Valued daily by the fund using a market approach with inputs that include quoted market prices of identical instruments to the underlying investments

NOTE I - OMNIBUS INCENTIVE PLAN (THE “OI PLAN”)

The Company's OI Plan permits the Compensation Committee of the Board of Directors of the Company to grant various long-term incentive awards, generally equity based, to officers and key employees from one pool of reserved shares.  The OI Plan provides for grants of awards, including but not limited to Non-Qualified Stock Options, at an exercise price determined by the Compensation Committee; Stock Appreciation Rights, which are rights to receive an amount equal to the increase, between the date of grant and the date of exercise, in the fair market value of the number of shares of common stock subject to the Stock Appreciation Right; Non-Vested Equity Shares, which are common shares that have certain conditions attached to them that must be satisfied in order to have unencumbered rights to them; and Performance Awards, which are awards in common shares or cash.  The OI Plan has no definite expiration date but may be terminated by the Board of Directors at any time.  At December 29, 2012, there were 1,646,586 shares reserved and 537,596 shares available to be issued under the OI Plan.

The fair value of each stock option granted under the Company's OI Plan was estimated on the date of grant using the Black-Scholes option-pricing model.  It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives.  The options granted to employees are not tradable and have contractual lives of up to ten years unless employment is terminated.  However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances. No stock options were granted in 2012.  At December 29, 2012, the total unamortized expense for stock options under the OI Plan was approximately $0.1 million.  Other information related to stock options follows:

	2011	2010
Weighted average fair value per share of stock options granted	$4.40	$1.28

Key assumptions used to value stock options granted:
Weighted average risk-free rate	2.21%	1.56%
Average expected life in years	5	3
Volatility	44.97%	43.32%
Dividend yield	0%	0%

	DECEMBER 29, 2012	DECEMBER 31, 2011
Stock price used to determine intrinsic values at end of year	$10.69	$11.31

(MILLIONS OF DOLLARS)
Intrinsic value of stock options outstanding at end of year	$7.0	$8.6
Intrinsic value of stock options exercisable at end of year	$7.0	$8.5
Intrinsic value of stock options exercised	$0.8	$1.4

The fair value of non-vested equity shares granted under the Company's OI Plan was determined on the date of grant.  At December 29, 2012, the total unrecognized compensation expense for Non-Vested Equity Shares under the OI Plan was approximately $4.7 million with a weighted-average life of 1.9 years.  Other information related to non-vested equity shares follows:

(MILLIONS OF DOLLARS)	2012	2011	2010
Fair value of shares vested at vesting dates	$2.2	$1.8	$1.4
Compensation expense recognized	$2.1	$1.3	$1.1

Director Retainers are shares of Company stock issued to Directors for services performed for the Company; they vest upon issuance.  The expense related to Director Retainer shares for 2012, 2011 and 2010  was $0.2 million, $0.1 million and $0.2 million, respectively.

The related tax benefit (provision) on compensation expense recognized under the OI Plan was $0.7  million,  $0.8 million and ($0.1) million in fiscal 2012, 2011 and 2010, respectively.

Stock plan activity during the year ended December 29, 2012 was as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES RESERVED
Shares reserved at December 31, 2011			2,141,621
Stock Options:
Outstanding at December 31, 2011	1,278,241	$ 4.62	-
Exercised	(167,501)	$ 6.16	(167,501)
Cancelled	(1,750)	$ 7.11	-
Outstanding at December 29, 2012	1,108,990	$ 4.38
		WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-Vested Equity Shares:
Outstanding at December 31, 2011	704,920	$ 6.00	-
Granted	343,800	$ 9.62	(343,800)
Vested	(224,485)	$ 4.71	-
Cancelled	(34,166)	$ 4.74	34,166
Outstanding at December 29, 2012	790,069	$ 9.07

Director Retainers	17,900	$ 10.05	(17,900)
Shares reserved at December 29, 2012			1,646,586

The Company also has an Employee Stock Purchase Plan (the “ESP Plan”), allowing eligible employees, other than officers and directors, to purchase shares of the Company's Class A common stock at 10% less than the mean between the high and low prices of the stock on the date of purchase.  A maximum of 320,000 shares is available under the ESP Plan, and the aggregate numbers of shares reserved and available for purchase under the ESP Plan were 74,236,  76,610 and 78,134 at December 29, 2012,  December 31, 2011 and January 1, 2011, respectively.

NOTE J - INCOME TAXES

The components of income before income taxes were:

(THOUSANDS OF DOLLARS)	2012	2011	2010
U.S.	$7,592	$5,610	$2,156
Non-U.S.	5,167	5,539	5,694
	$12,759	$11,149	$7,850

The provision for income taxes consists of the following:

(THOUSANDS OF DOLLARS)	2012	2011	2010
Currently Payable (Receivable):
Federal	$102	$(1,185)	$1,233
State	(145)	179	214
Foreign	1,085	921	1,094
	1,042	(85)	2,541
Deferred:
Federal	2,690	2,939	(797)
State	9	(10)	-
Foreign	(130)	(5)	(102)
	2,569	2,924	(899)
Total	$3,611	$2,839	$1,642

The reconciliation of income taxes computed at the statutory Federal income tax rate to the provision for income taxes from operations is as follows:

(THOUSANDS OF DOLLARS)	2012	2011	2010
Statutory Federal income tax provision	$4,465	$3,902	$2,747
State income tax expense, less Federal tax benefit	79	234	134
Foreign tax rate differential	(1,034)	(1,023)	(1,001)
Adjustment related to uncertain tax benefits	193	(16)	(223)
Miscellaneous	(92)	(258)	(15)
Income Tax Provision	$3,611	$2,839	$1,642

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2012 and December 31, 2011 are as follows:

(THOUSANDS OF DOLLARS)	2012	2011
Current Deferred Tax Assets:
Additional costs inventoried for tax purposes and
inventory adjustments not deductible for tax purposes	$725	$1,077
Excess benefit plan	1,067	1,005
Accrued pension costs	769	689
Net operating loss carryforward	-	1,315
Other	1,543	1,548
	4,104	5,634
Less Valuation Allowance	(687)	(1,428)
Current Deferred Tax Assets	$3,417	$4,206

(THOUSANDS OF DOLLARS)	2012	2011
Long-Term Deferred Tax Assets and Liabilities:
Assets:
Intangible assets	$-	$212
Accrued warranty costs	658	733
Foreign tax credit carryforward	2,866	1,185
Net operating loss carryforward	2,782	3,047
Accrued pension costs	7,494	7,662
Deferred gain on sale of real estate	873	1,105
Other	1,651	1,507
	16,324	15,451
Less Valuation Allowance	(3,490)	(3,487)
Long-Term Deferred Tax Assets	$12,834	$11,964

Liabilities:
Property, plant and equipment, principally due to
differences in depreciation	$(1,154)	$(849)
Intangible assets	(110)	-
Long-Term Deferred Tax Liabilities	$(1,264)	$(849)
Net Long-Term Deferred Tax Asset	$11,570	$11,115
Net Deferred Tax Asset	$14,987	$15,321

At December 29, 2012 and December 31, 2011, undistributed earnings of foreign subsidiaries amounted to approximately $39.9 million and $35.5 million, respectively.  These earnings could become subject to additional tax if they are remitted as dividends or if certain other circumstances exist.  The amount of additional taxes that might be payable on the undistributed foreign earnings of $39.9 million approximates $9.5 million.  This amount has not been recorded because it is the Company's intention to permanently invest the remainder of the undistributed earnings of its foreign subsidiaries in the growth of business outside the United States.

At December 29, 2012, the Company had state net operating loss carryforwards of approximately $23.6 million, which expire in fiscal years from 2013 to 2031.  Net operating loss carryforwards for certain foreign subsidiaries were approximately $3.8 million for tax purposes.  A portion of these losses will expire in fiscal years from 2013 to 2025 and a portion does not expire.  A valuation allowance has been provided for the foreign and state net operating losses and temporary differences that are estimated to expire before they are utilized.  The decrease of $0.8 million in 2012 and the increase of $0.3 million in 2011 in the valuation allowance primarily related to changes in state deferred tax assets.

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

As of December 29, 2012, the liability for uncertain tax positions is $0.5 million and $0.4 million of the unrecognized tax benefit would impact the Company's effective tax rate, if recognized.

The following is a tabular reconciliation of beginning and ending balances of unrecognized tax benefits.

(THOUSANDS OF DOLLARS)	2012	2011	2010
Beginning of Year	$361	$376	$586
Gross increases - current period tax positions	199	16	92
Lapse of statute limitations	(11)	(31)	(302)
End of Year	$549	$361	$376

The Company is currently subject to audit by the Internal Revenue Service (“IRS”) and certain foreign jurisdictions for the calendar years ended 2009 through 2012.  In certain foreign jurisdictions, the Company is currently subject to audit for tax years prior to 2009; this varies depending on the jurisdiction.  The Company and its subsidiaries' state income tax returns are subject to audit for the calendar years ended 2008 through 2012.

As of December 29, 2012 and December 31, 2011, the Company had accrued $0.1 million of interest and an immaterial amount of penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.  The liabilities recorded under the accounting standard related to uncertain tax positions, including tax, interest and penalty, are included in other long-term liabilities on the Company's consolidated balance sheet.

The Company is subject to income taxes in many jurisdictions around the world.  Significant judgment is required in determining the worldwide provision for income taxes.  In the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Although the Company believes the estimates for uncertain tax positions are reasonable and recorded in accordance with accounting standards, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.  Additional taxes assessed as a result of an audit or litigation could have a material effect on the Company's income tax provision and net income in the period or periods in which the determination is made.  Changes in estimates made in fiscal 2012 and 2011 were the result of more precise information, current actions by taxing authorities and the expiration of statutes of limitation in certain jurisdictions.

NOTE K - SEGMENT INFORMATION

The following chart sets forth segment information for the Company for the three fiscal years ended December 29, 2012:

(THOUSANDS OF DOLLARS)	CROSS ACCESSORY DIVISION	CROSS OPTICAL GROUP	TOTAL
2012:
Revenues from external customers	$97,222	$83,286	$180,508
Depreciation and amortization	4,118	1,599	5,717
Operating (loss) income	(171)	13,445	13,274
Segment assets	101,909	59,430	161,339
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	3,722	2,252	5,974

2011:
Revenues from external customers	$102,131	$72,506	$174,637
Depreciation and amortization	4,564	1,455	6,019
Operating income	1,205	10,841	12,046
Segment assets	104,761	50,654	155,415
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	2,510	1,685	4,195

2010:
Revenues from external customers	$97,776	$60,536	$158,312
Depreciation and amortization	4,780	1,835	6,615
Operating income	817	8,253	9,070
Segment assets	98,566	48,154	146,720
Goodwill	-	15,279	15,279
Expenditures for long-lived assets	3,734	1,085	4,819

Total Company and segment operating income (loss) reconciles to consolidated income before income taxes by the inclusion of interest income, interest expense and other income.

The Company defines long-lived assets as property, plant and equipment and intangibles.

Geographic Information:

(THOUSANDS OF DOLLARS)	2012	2011	2010
NET SALES
United States	$112,658	$101,410	$90,322
Europe, Middle East and Africa	29,246	36,230	34,631
Asia Pacific	25,117	24,187	22,438
International Americas	13,487	12,810	10,921
Total Consolidated Net Sales	$180,508	$174,637	$158,312
Revenues are attributed to countries based on the location of customers.

LONG-LIVED ASSETS	2012	2011	2010
United States	$32,110	$30,878	$31,786
Foreign countries	6,151	7,109	8,033
Total Consolidated Long-Lived Assets	$38,261	$37,987	$39,819

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases administrative facilities and/or manufacturing and warehouse space for its CAD segment operations in Rhode Island, U.S., the United Kingdom, France, Japan, Hong Kong, Taiwan, Singapore and China.  The CAD segment also leases a  retail facility in the United Kingdom.  The Company's COG segment leases administrative and warehouse facilities in Florida and Colorado.  All leases expire prior to the end of 2026.   Real estate taxes, insurance, and maintenance expenses are generally obligations of the Company.  It is expected that in the ordinary course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2013.   Rent expense for leased facilities was approximately $3.9 million, $3.5 million and $3.5 million in 2012, 2011 and 2010, respectively.  At December 29, 2012, future minimum lease payments under all such non-cancelable leases, including renewal options the Company believes it will exercise, were approximately:

(THOUSANDS OF DOLLARS)	2013	2014	2015	2016	2017	Thereafter	Total
	$3,758	$3,102	$2,874	$2,605	$1,603	$13,337	$27,279

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

The Company expects that the Federal Environmental Protection Agency ("EPA") will select a remedy for the Site in 2013.   At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.

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

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets in inactive markets.
Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	DECEMBER 29, 2012				DECEMBER 31, 2011
	LEVEL	LEVEL	LEVEL	TOTAL	LEVEL	LEVEL	LEVEL	TOTAL
	1	2	3		1	2	3
Assets:
Money market funds (A)	$705	$-	$-	$705	$10,404	$-	$-	$10,404
Short-term investments (B)	227	-	-	227	-	-	-	-
Derivatives not designated as hedging instruments:
Foreign exchange contracts (C)	-	257	-	257	-	55	-	55
	$932	$257	$-	$1,189	$10,404	$55	$-	$10,459

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps (D)	$-	$87	$-	$87	$-	$169	$-	$169
Derivatives not designated as hedging instruments:
Foreign exchange contracts (C)	-	157	-	157	-	31	-	31
	$-	$244	$-	$244	$-	$200	$-	$200

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

The effective portion of the pre-tax gains (losses) on our derivative instruments are categorized in the following table:

(THOUSANDS OF DOLLARS)	YEARS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$100	$24
Cash Flow Hedges:
Effective portion recognized in other comprehensive income:
Interest rate swaps	$228	$253
Effective portion reclassified from other comprehensive income:
Interest rate swaps (B)	$(147)	$(239)

(A) Included in selling, general and administrative expenses
(B) Included in interest expense

NOTE O - SHORT-TERM INVESTMENTS

At December 29, 2012, the Company had short-term equity investments with a value of $0.2 million classified as trading securities.  Realized and unrealized gains or losses on short-term investments are included in other (expense) income. The net unrealized gain (loss) on short-term investments held on December 29, 2012 was not material.

NOTE P - RELATED PARTY TRANSACTIONS

Pursuant to a Stock Redemption Agreement with Galal Doss, a director and major stockholder of the Company at that time, the Company purchased approximately 1.4 million shares of the Company’s Class A common stock in 2010 for approximately $5.6 million.

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 29, 2012 and December 31, 2011.

(THOUSANDS EXCEPT PER SHARE DATA)
2012		MARCH 31	JUNE 30	SEPTEMBER 29	DECEMBER 29
Net Sales		$41,946	$48,807	$43,396	$46,359
Gross Profit		23,570	27,814	23,147	24,779
Net Income		1,538	3,661	2,039	1,910

Net Income Per Share:	Basic	$ 0.13	$ 0.30	$ 0.16	$ 0.15
	Diluted	$ 0.12	$ 0.28	$ 0.15	$ 0.14

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share		12,288	12,397	12,729	12,612
Effect of Dilutive Securities:
Common stock equivalents		605	580	597	711
Denominator for Diluted Net Income Per Share		12,893	12,977	13,326	13,323

2011		APRIL 2	JULY 2	OCTOBER 1	DECEMBER 31
Net Sales		$39,782	$47,768	$43,809	$43,278
Gross Profit		23,165	27,397	23,509	22,953
Net Income		1,265	3,159	1,945	1,941

Net Income Per Share:	Basic	$ 0.10	$ 0.26	$ 0.16	$ 0.16
	Diluted	$ 0.10	$ 0.24	$ 0.15	$ 0.15

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share		12,113	12,191	12,244	12,229
Effect of Dilutive Securities:
Common stock equivalents		778	810	796	797
Denominator for Diluted Net Income Per Share		12,891	13,001	13,040	13,026

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A	CONTROLS AND PROCEDURES

A	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2012.

B	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission.  Based on this evaluation under the framework in Internal control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Our internal control over financial reporting as of December 29, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

C	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
A.T. Cross Company
Lincoln, Rhode Island

We have audited the internal control over financial reporting of A.T. Cross Company and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of the Company as of and for the year ended December 29, 2012 and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 13, 2013

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant's definitive proxy statement for the 2013 annual meeting of shareholders, which sections are incorporated by reference herein.  See also the “Executive Officers of the Company” section of “Business” in Item 1 of this Annual Report on Form 10-K.

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

See “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in the registrant's definitive proxy statement for the 2013 annual meeting of shareholders, which section is incorporated by reference herein.  Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Security Ownership of Certain Beneficial Owners and Management” in the registrant's definitive proxy statement for the 2013 annual meeting of shareholders, which section is incorporated by reference herein.

Equity Compensation Plan Information

The following table details the Company's equity compensation plans as of December 29, 2012:

	(A)	(B)	(C)
PLAN CATEGORY:	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVEARGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
Equity compensation plans
approved by security holders	1,108,990	$4.38	537,596
Equity compensation plans not
approved by security holders	-	-	-
Total	1,108,990	$4.38	537,596

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Election of Directors” in the registrant's definitive proxy statement for the 2013 annual meeting of shareholders, which sections are incorporated by reference herein.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Appointment of Independent Public Accountants” and “Principal Accounting Firm Fees” in the registrant's definitive proxy statement for the 2013 annual meeting of shareholders, which sections are incorporated by reference herein.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A	(1) and	The following consolidated financial statements of A.T. Cross Company and subsidiaries are
	(2)	incorporated by reference to Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011

Consolidated Statements of Income for the Years Ended December 29, 2012 and December 31, 2011 and
January 1, 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 29, 2012,
December 31, 2011 and January 1, 2011

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 29, 2012,
December 31, 2011 and January 1, 2011

Consolidated Statements of Cash Flows for the Years Ended December 29, 2012, December 31, 2011 and
January 1, 2011

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
Exhibit (10) to the registrant’s report on Form 10-Q for the quarterly period ended July 3, 2010)

	(11)	Statement Re: Computation of Net Income per Share - (incorporated by reference to the “Consolidated
Statements of Income” financial statement in Item 8 of this Annual Report on Form 10-K)

	(18)	Letter RE Change in Accounting Principle (incorporated by reference to Exhibit (18) to the registrant’s report on Form 10-K for the year ended December 31, 2011)

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

A.T. CROSS COMPANY (registrant)
By:	/s/ RUSSELL A. BOSS (Russell A. Boss) Chairman
Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ RUSSELL A. BOSS (Russell A. Boss)	Chairman & Director	March 13, 2013

/s/ DAVID G. Whalen (David G. Whalen)	President & Director (Chief Executive Officer)	March 13, 2013

/s/ KEVIN F. MAHONEY (Kevin F. Mahoney)	Vice President (Chief Financial Officer)	March 13, 2013

/s/ GARY S. SIMPSON (Gary S. Simpson)	Corporate Controller (Chief Accounting Officer)	March 13, 2013

/s/ BERNARD V. BUONANNO, JR. (Bernard V. Buonanno, Jr.)	Director	March 13, 2013

/s/ EDWARD J. COONEY (Edward J. Cooney)	Director	March 13, 2013

/s/ JACOB C. GAFFEY (Jacob C. Gaffey)	Director	March 13, 2013

/s/ DWAIN L. HAHS (Dwain L. Hahs)	Director	March 13, 2013

______________________________ (Harlan M. Kent)	Director

/s/ ANDREW J. PARSONS (Andrew J. Parsons)	Director	March 13, 2013

/s/ FRANCES P. PHILIP (Frances P. Philip)	Director	March 13, 2013