Form 10-Q
period 2013-03-30
CROSS A T CO
filed 2013-05-08
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 27, 2013:

Class A common stock -	11,080,813 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	MARCH 30,	DECEMBER 29,
	2013	2012
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$12,630	$27,120
Short-term investments	271	227
Accounts receivable, gross	34,741	33,510
Allowance for doubtful accounts	(635)	(633)
Accounts receivable, net	34,106	32,877
Inventories	42,391	38,020
Deferred income taxes	3,409	3,417
Other current assets	8,933	8,072
Total Current Assets	101,740	109,733

Property, plant and equipment, gross	113,439	112,901
Accumulated depreciation	(99,475)	(98,525)
Property, Plant and Equipment, Net	13,964	14,376
Goodwill	15,279	15,279
Intangibles, Net	8,523	8,606
Deferred Income Taxes	10,994	11,570
Other Assets	1,785	1,775
Total Assets	$152,285	$161,339
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$19,303	$26,399
Line of credit	15,000	15,000
Accrued compensation and related taxes	5,847	8,132
Retirement plan obligations	2,577	2,731
Income taxes payable	178	567
Total Current Liabilities	42,905	52,829

Retirement Plan Obligations	19,737	19,808
Deferred Gain on Sale of Real Estate	1,564	1,695
Other Long-Term Liabilities	706	662
Accrued Warranty Costs	1,256	1,267
Commitments and Contingencies (Note L)	-	-
Total Liabilities	66,168	76,261
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 19,208 shares issued and 11,112 shares outstanding at March 30, 2013, and 19,177 shares
issued and 11,163 shares outstanding at December 29, 2012	19,208	19,177
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at March 30, 2013 and December 29, 2012	1,805	1,805
Additional paid-in capital	33,249	32,309
Retained earnings	102,306	100,666
Accumulated other comprehensive loss	(20,536)	(19,852)
Treasury stock, at cost	(49,915)	(49,027)
Total Shareholders' Equity	86,117	85,078
Total Liabilities and Shareholders' Equity	$152,285	$161,339

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	MARCH 30,	MARCH 31,
	2013	2012

Net sales	$44,401	$41,946
Cost of goods sold	19,476	18,376
Gross Profit	24,925	23,570

Selling, general and administrative expenses	19,600	18,475
Service and distribution costs	2,000	2,048
Research and development expenses	707	660
Operating Income	2,618	2,387

Interest income	2	3
Interest expense	(126)	(158)
Other (expense) income	(8)	23
Interest and Other Expense	(132)	(132)

Income Before Income Taxes	2,486	2,255
Income tax provision	846	717
Net Income	$1,640	$1,538

Net Income Per Share:
Basic	$ 0.13	$ 0.13
Diluted	$ 0.13	$ 0.12

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,246	12,288
Effect of dilutive securities	733	605
Denominator for Diluted Net Income Per Share	12,979	12,893

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,
	2013	2012

Net Income	$1,640	$1,538

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	758	206
Unrealized loss on interest rate swap, net of tax	(23)	(3)
Pension liability adjustment, net of tax	(51)	(38)
Comprehensive Income	$2,324	$1,703

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,
	2013	2012
Cash Used in Operating Activities:
Net Income	$1,640	$1,538
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,309	1,348
Amortization	185	184
Amortization of deferred gain	(130)	(130)
Provision for bad debts	65	(27)
Stock-based compensation and directors' fees	380	587
Excess tax benefit from stock-based awards	(320)	(353)
Unrealized gain on short-term investments	(27)	(7)
Unrealized gain on foreign exchange contracts	(144)	(182)
Unrealized foreign currency transaction gain	(22)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(1,922)	(2,972)
Inventories	(4,880)	(3,814)
Other assets	(886)	965
Accounts payable	(6,667)	466
Other liabilities	(1,511)	(4,911)
Net Cash Used in Operating Activities	(12,930)	(7,413)
Cash Used in Investing Activities:
Purchases of short-term investments	(77)	(8,185)
Sales of short-term investments	60	7,990
Additions to property, plant and equipment	(935)	(831)
Additions to trademarks and patents	(102)	(47)
Net Cash Used in Investing Activities	(1,054)	(1,073)
Cash Used in Financing Activities:
Repayment of long-term debt	-	(3,000)
Excess tax benefit from stock-based awards	320	353
Proceeds from sale of Class A common stock, net	(126)	232
Purchase of treasury stock	(493)	(612)
Net Cash Used in Financing Activities	(299)	(3,027)
Effect of exchange rate changes on cash and cash equivalents	(207)	339
Decrease in Cash and Cash Equivalents	(14,490)	(11,174)
Cash and cash equivalents at beginning of period	27,120	25,991
Cash and Cash Equivalents at End of Period	$12,630	$14,817

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$431	$466
Interest paid	$122	$144

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 30, 2013, the results of operations and comprehensive income for the three-month periods ended March 30, 2013 and March 31, 2012, and the cash flows for the three-month periods ended March 30, 2013 and March 31, 2012.  The results of operations for the three-month period ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2012, which includes consolidated financial statements and notes thereto for the years ended December 29, 2012,  December 31, 2011 and January 1, 2011.  The Company operates on a 52/53 week fiscal year, ending on the last Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The Company’s inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  The components of inventory are as follows:

	MARCH 30,	DECEMBER 29,
(THOUSANDS OF DOLLARS)	2013	2012
Finished goods	$26,441	$26,182
Work in process	3,975	3,512
Raw materials	11,975	8,326
	$42,391	$38,020

NOTE C - Income Taxes
In the first three months of 2013 the effective tax rate was 34.0%.  In the first three months of 2012 the effective tax rate was 31.8%.  The difference is primarily due to the higher level of domestic versus foreign earnings in the first quarter of 2013 versus the first quarter of 2012.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,
	2013	2012

Revenues from External Customers:
CAD	$20,565	$21,929
COG	23,836	20,017
Total	$44,401	$41,946
Depreciation and Amortization:
CAD	$1,050	$1,143
COG	444	389
Total	$1,494	$1,532
Operating (Loss) Income:
CAD	$(1,066)	$(462)
COG	3,684	2,849
Total	$2,618	$2,387

Total Interest and Other Expense:	$(132)	$(132)

Total Income Before Income Taxes:	$2,486	$2,255

Expenditure for Long-Lived Assets:
CAD	$620	$522
COG	417	356
Total	$1,037	$878

	MARCH 30,	DECEMBER 29,
	2013	2012
Segment Assets:
CAD	$87,691	$101,909
COG	64,594	59,430
Total	$152,285	$161,339
Goodwill:
CAD	$-	$-
COG	15,279	15,279
Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD’s Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portion of accrued warranty costs was $0.4 million at March 30, 2013 and December 29, 2012, and was recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,
	2013	2012
Accrued Warranty Costs - Beginning of Period	$1,712	$1,892
Warranty costs paid	(100)	(135)
Warranty costs accrued	89	174
Accrued Warranty Costs - End of Period	$1,701	$1,931

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

At March 30, 2013, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,
	2013	2012
Service cost	$12	$12
Interest cost	566	560
Expected return on plan assets	(612)	(577)
Amortization of unrecognized loss	329	288
Amortization of prior service cost	3	3
Net Periodic Benefit Cost	$298	$286

The Company contributed $0.1 million to its defined benefit pension plans in the first three months of 2013.  The Company expects to contribute $2.1 million to its defined benefit pension plans in 2013.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2013.

NOTE H - Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  The Company has identified two reporting units, consisting of the CAD and COG segments.  The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise.  The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two COG segment trade names, is determined using a forward relief from royalty method.  For further discussion about impairment analysis, see the "Impairment Analysis" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 29, 2012.

At March 30, 2013 and December 29, 2012, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	MARCH 30, 2013			DECEMBER 29, 2012
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,602	$9,210	$392	$9,542	$9,163	$379
Patents	3,684	3,359	325	3,642	3,334	308
Customer relationships	3,170	2,264	906	3,170	2,151	1,019
	$16,456	$14,833	$1,623	$16,354	$14,648	$1,706
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$8,523			$8,606

Amortization expense for the three month period ended March 30, 2013 was approximately $0.2 million.  The estimated future amortization expense for other intangibles remaining as of March 30, 2013 is as follows:

(THOUSANDS OF DOLLARS)	2013	2014	2015	2016	2017	THEREAFTER
	$ 537	$ 667	$ 267	$ 108	$ 44	$ -

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

Foreign Exchange

The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $28.9 million as of March 30, 2013 and $24.6 million as of December 29, 2012.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates

In 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to March 30, 2013, the effect of the mark-to-market valuation, net of tax, was not material and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

	MARCH 30,				DECEMBER 29,
(THOUSANDS OF DOLLARS)	2013				2012
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$5	$-	$-	$5	$705	$-	$-	$705
Short-term investments (B)	271	-	-	271	227	-	-	227
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	144	-	144	-	257	-	257
	$276	$144	$-	$420	$932	$257	$-	$1,189

	MARCH 30,				DECEMBER 29,
(THOUSANDS OF DOLLARS)	2013				2012
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$51	$-	$51	$-	$87	$-	$87
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	-	-	-	-	157	-	157
	$-	$51	$-	$51	$-	$244	$-	$244

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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three month period ended March 30, 2013 and March 31, 2012 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,
	2013	2012
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$50	$182
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$72	$31
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(36)	$(35)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments

At March 30, 2013, the Company had short-term investments of $0.3 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was not material at March 30, 2013.

NOTE K - New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplified how companies test goodwill for impairment.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this pronouncement in 2012.  In July 2012, the FASB issued an ASU which expanded the scope of this valuation testing methodology to include all indefinite-lived assets and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We do not expect this ASU to have a material effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to amend Accounting Standards Codification Topic 220, “Comprehensive Income”.  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component.  Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts.  ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company has applied the requirements of ASU 2013-02 in the first quarter of 2013.

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

Cross Accessory Division ("CAD")

The Company has been a manufacturer and marketer of fine quality writing instruments since 1846.  Sold primarily under the Cross brand, ballpoint, fountain and Selectip rolling ball pens and mechanical pencils are offered in a variety of styles and finishes.  Cross also manufactures and markets a line of FranklinCovey entry level price point refillable writing instruments.  Also under the Cross brand, CAD offers a variety of personal and business accessories including leather goods, reading glasses, desk sets and stationery.  The Company has license agreements with third parties to develop and sell Cross watches, cufflinks and leather products.  This segment typically records its highest sales and operating income in the fourth quarter of the fiscal year.

Cross Optical Group ("COG")

The Company's COG segment consists of its wholly-owned subsidiary, Cross Optical Group, Inc.  This business designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.  This segment typically records its highest sales and operating income in the second quarter of the fiscal year.

Results of Operations First Quarter 2013 Compared to First Quarter 2012

In the first quarter of 2013, the Company reported net income of $1.6 million, or $0.13 per basic and diluted share, compared to net income of $1.5 million, or $0.13 per basic and $0.12 per diluted share in the first quarter of 2012.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,	PERCENTAGE
	2013	2012	CHANGE
Cross Accessories Division (CAD)	$20,565	$21,929	-6.2%
Cross Optical Group (COG)	23,836	20,017	19.1%
Consolidated Net Sales	$44,401	$41,946	5.9%

Consolidated net sales were $44.4 million in the first quarter of 2013 compared to $41.9 million in the first quarter of 2012.  The effect of foreign exchange was unfavorable to consolidated first quarter 2013 sales results by approximately 100 basis points.

CAD sales decreased 6.2% in the first quarter of 2013 compared to the first quarter of 2012.  Two thirds of the decline was related to the substantially weaker Japanese Yen and decreased sales of discontinued product in the Americas.

COG sales grew by 19.1%, led by the Costa brand which increased 20.2% compared to the prior year first quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	THREE MONTHS ENDED
	MARCH 30,	MARCH 31,	PERCENTAGE
	2013	2012	POINT CHANGE
CAD	53.4%	54.0%	(0.6)
COG	58.5%	58.6%	(0.1)
Consolidated Gross Profit Margins	56.1%	56.2%	(0.1)

Consolidated gross margins were 56.1% in the first quarter, 10 basis points lower than the same period last year.

Consolidated operating expenses for the first quarter of 2013 were $22.3 million, or 50.2% of sales, as compared to $21.2 million, or 50.5% of sales a year ago; a decrease of 30 basis points.  The CAD segment operating expenses were 2.1% lower than the prior year’s first quarter.  The COG segment’s operating expenses were 15.5% higher than last year and were directly related to the higher sales volume in the first quarter of 2013.

In the first quarter of 2013, the effective tax rate was 34.0%.  In the first quarter of 2012, the effective tax rate was 31.8%. The difference is primarily due to the higher level of domestic versus foreign earnings in the first quarter of 2013 versus the first quarter of 2012.

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

The Company's cash and short-term investment balance of $12.9 million at March 30, 2013 decreased $14.4 million from December 29, 2012.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $42.4 million at March 30, 2013, an increase of $4.4 million since December 29, 2012.  CAD inventory decreased $0.6 million and COG inventory levels increased by $5.0 million from year end 2012.  The increase in COG inventory was to support anticipated higher sales volumes, as COG typically records its highest sales in the second quarter.

Accounts payable, accrued expenses and other liabilities was $19.3 million, a decrease of $7.1 million since December 29, 2012.  CAD and COG accounts payable, accrued expenses and other liabilities decreased $3.7 million and $3.4 million, respectively.

The Company has a $40 million secured line of credit with a bank.  This credit facility matures and amounts outstanding must be paid by July 28, 2013.  The Company intends to secure a new credit facility prior to July 28, 2013.  Under the current agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At March 30, 2013, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  The Company was in compliance with its various debt covenants as of March 30, 2013.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

Covenant Description	Covenant Requirement	Calculated Company Value March 30, 2013
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010, or $47.0 million	$62.3 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$4.4 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.70:1

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

At March 30, 2013, cash and short-term investments available for domestic operations was approximately $4.6 million, while cash held offshore was approximately $8.3 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 29, 2012.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as "believes," "anticipates," "expects," “intends,” "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital.  The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements involve a number of risks and uncertainties.  For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2012 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for a complete discussion of the Company's market risk.  There have been no material changes to the market risk information included in the Company's 2012 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Item 3 in the Company's Form 10-K Annual Report for the fiscal year ended December 29, 2012 for a complete discussion of the Company's legal proceedings.  No material developments have occurred in the Legal Proceedings described in such Item 3.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business.  To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.  Risk Factors.

Refer to Item 1A in the Company's Form 10-K Annual Report for the fiscal year ended December 29, 2012 for a complete discussion of the risk factors which could materially affect the Company's business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
December 30, 2012 - January 26, 2013	3,200	$ 9.64	3,200	566,334
January 27, 2013 - February 23, 2013	800	$ 12.03	800	565,534
February 24, 2013 - March 30, 2013	35,971	$ 12.50	35,971	529,563
	39,971	$ 12.34	39,971

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 share increase to the 2008 program.  Cumulatively, through March 30, 2013, the Company purchased approximately 1.2 million shares under this plan for approximately $8.1 million at an average price per share of $6.91.

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

A. T. CROSS COMPANY

Date: May 8, 2013	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: May 8, 2013	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer