Form 10-Q
period 2013-06-29
CROSS A T CO
filed 2013-08-08
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 27, 2013:

Class A common stock -	11,413,824 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	JUNE 29,	DECEMBER 29,
	2013	2012
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$19,050	$27,120
Short-term investments	262	227
Accounts receivable, gross	33,956	33,510
Allowance for doubtful accounts	(602)	(633)
Accounts receivable, net	33,354	32,877
Inventories	46,023	38,020
Deferred income taxes	3,410	3,417
Other current assets	8,576	8,072
Total Current Assets	110,675	109,733

Property, plant and equipment, gross	114,596	112,901
Accumulated depreciation	(100,677)	(98,525)
Property, Plant and Equipment, Net	13,919	14,376
Goodwill	15,279	15,279
Intangibles, Net	8,403	8,606
Deferred Income Taxes	10,089	11,570
Other Assets	1,799	1,775
Total Assets	$160,164	$161,339
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$20,867	$26,399
Line of credit	15,000	15,000
Accrued compensation and related taxes	7,604	8,132
Retirement plan obligations	2,343	2,731
Income taxes payable	823	567
Total Current Liabilities	46,637	52,829

Retirement Plan Obligations	18,890	19,808
Deferred Gain on Sale of Real Estate	1,434	1,695
Other Long-Term Liabilities	751	662
Accrued Warranty Costs	1,283	1,267
Commitments and Contingencies (Note L)	-	-
Total Liabilities	68,995	76,261
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 19,530 shares issued and 11,398 shares outstanding at June 29, 2013, and 19,177 shares
issued and 11,163 shares outstanding at December 29, 2012	19,530	19,177
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at June 29, 2013 and December 29, 2012	1,805	1,805
Additional paid-in capital	33,741	32,309
Retained earnings	105,396	100,666
Accumulated other comprehensive loss	(18,940)	(19,852)
Treasury stock, at cost	(50,363)	(49,027)
Total Shareholders' Equity	91,169	85,078
Total Liabilities and Shareholders' Equity	$160,164	$161,339

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		SIX MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2013	2012	2013	2012

Net sales	$53,502	$48,807	$97,903	$90,753
Cost of goods sold	22,242	20,993	41,718	39,369
Gross Profit	31,260	27,814	56,185	51,384

Selling, general and administrative expenses	23,321	19,354	42,921	37,829
Service and distribution costs	2,299	2,167	4,299	4,215
Research and development expenses	842	716	1,549	1,376
Operating Income	4,798	5,577	7,416	7,964

Interest income	2	7	4	10
Interest expense	(125)	(155)	(251)	(313)
Other expense	(41)	(131)	(49)	(108)
Interest and Other Expense	(164)	(279)	(296)	(411)

Income Before Income Taxes	4,634	5,298	7,120	7,553
Income tax provision	1,544	1,637	2,390	2,354
Net Income	$3,090	$3,661	$4,730	$5,199

Net Income Per Share:
Basic	$ 0.25	$ 0.30	$ 0.38	$ 0.42
Diluted	$ 0.24	$ 0.28	$ 0.36	$ 0.40

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,333	12,397	12,288	12,343
Effect of dilutive securities	684	580	694	583
Denominator for Diluted Net Income Per Share	13,017	12,977	12,982	12,926

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2013	2012	2013	2012

Net Income	$3,090	$3,661	$4,730	$5,199

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(54)	(126)	(812)	80
Unrealized gain on interest rate swap, net of tax	25	18	48	15
Pension liability adjustment, net of tax	1,625	68	1,676	30
Comprehensive Income	$4,686	$3,621	$5,642	$5,324

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JUNE 29,	JUNE 30,
	2013	2012
Cash (Used in) Provided by Operating Activities:
Net Income	$4,730	$5,199
Adjustments to reconcile net income to net cash (used in)
Provided by operating activities:
Depreciation	2,584	2,655
Amortization	369	370
Amortization of deferred gain	(261)	(261)
Provision for bad debts	125	(253)
Stock-based compensation and directors' fees	1,073	727
Excess tax benefit from stock-based awards	(677)	(596)
Unrealized gain on short-term investments	(18)	(1)
Unrealized (gain) loss on foreign exchange contracts	(8)	106
Unrealized foreign currency transaction gain	(116)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(1,403)	(2,737)
Inventories	(8,626)	(3,807)
Other assets	(748)	460
Accounts payable	(4,722)	2,300
Other liabilities	2,719	(1,941)
Net Cash (Used in) Provided by Operating Activities	(4,979)	2,174
Cash Used in Investing Activities:
Purchases of short-term investments	(128)	(12,678)
Sales of short-term investments	111	12,580
Additions to property, plant and equipment	(2,171)	(1,844)
Additions to trademarks and patents	(166)	(166)
Net Cash Used in Investing Activities	(2,354)	(2,108)
Cash Used in Financing Activities:
Borrowing on long-term debt	-	3,000
Repayment of long-term debt	-	(6,000)
Excess tax benefit from stock-based awards	677	597
Proceeds from sale of Class A common stock, net	(358)	317
Purchase of treasury stock	(941)	(1,502)
Net Cash Used in Financing Activities	(622)	(3,588)
Effect of exchange rate changes on cash and cash equivalents	(115)	146
Decrease in Cash and Cash Equivalents	(8,070)	(3,376)
Cash and cash equivalents at beginning of period	27,120	25,991
Cash and Cash Equivalents at End of Period	$19,050	$22,615

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$952	$630
Interest paid	$235	$237

See notes to condensed consolidated financial statements.

A. T. CROSS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013

(UNAUDITED)

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 29, 2013, the results of operations and comprehensive income for the three-month and six-month periods ended June 29, 2013 and June 30, 2012, and the cash flows for the six-month periods ended June 29, 2013 and June 30, 2012.  The results of operations for the six-month period ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2012, which includes consolidated financial statements and notes thereto for the years ended December 29, 2012,  December 31, 2011 and January 1, 2011.  The Company operates on a 52/53 week fiscal year, ending on the Saturday closest to December 31, and consists of 13 week fiscal quarters.

NOTE B - Inventory
The Company’s inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	JUNE 29,	DECEMBER 29,
	2013	2012
Finished goods	$29,664	$26,182
Work in process	4,159	3,512
Raw materials	12,200	8,326
	$46,023	$38,020

NOTE C - Income Taxes
In the first six months of 2013 the effective tax rate was 33.6%.  In the first six months of 2012 the effective tax rate was 31.2%.

NOTE D - Segment Information
The Company has two reportable business segments: Cross Accessory Division ("CAD") and Cross Optical Group ("COG").  The Company evaluates segment performance based upon operating profit or loss.  Following is the segment information for the Company:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2013	2012	2013	2012

Revenues from External Customers:
CAD	$21,084	$21,321	$41,649	$43,250
COG	32,418	27,486	56,254	47,503
Total	$53,502	$48,807	$97,903	$90,753
Depreciation and Amortization:
CAD	$999	$1,095	$2,049	$2,238
COG	460	398	904	787
Total	$1,459	$1,493	$2,953	$3,025
Operating Income (Loss):
CAD	$(2,354)	$(700)	$(3,420)	$(1,162)
COG	7,152	6,277	10,836	9,126
Total	$4,798	$5,577	$7,416	$7,964

Total Interest and Other Expense:	$(164)	$(279)	$(296)	$(411)

Total Income Before Income Taxes:	$4,634	$5,298	$7,120	$7,553

Expenditure for Long-Lived Assets:
CAD	$968	$845	$1,588	$1,367
COG	332	287	749	643
Total	$1,300	$1,132	$2,337	$2,010

			JUNE 29,	DECEMBER 31,
			2013	2012
Segment Assets:
CAD			$88,143	$101,909
COG			72,021	59,430
		Total	$160,164	$161,339
Goodwill:
CAD			$-	$-
COG			15,279	15,279
		Total	$15,279	$15,279

NOTE E - Warranty Costs
CAD's Cross-branded writing instruments are sold with a full warranty of unlimited duration against mechanical failure.  CAD's accessories are sold with a one-year warranty against mechanical failure and defects in workmanship and timepieces are warranted for a period of two years.  Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the service department, unit sales and the number of units that are eventually returned for warranty repair.  The current portion of accrued warranty costs was $0.4 million at June 29, 2013 and December 29, 2012, and was recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2013	2012	2013	2012
Accrued Warranty Costs - Beginning of Period	$1,701	$1,931	$1,712	$1,892
Warranty costs paid	(163)	(42)	(263)	(138)
Warranty costs accrued	190	(2)	279	133
Accrued Warranty Costs - End of Period	$1,728	$1,887	$1,728	$1,887

NOTE F - Line of Credit
The Company maintains a $40 million revolving line of credit with Bank of America, N.A. (the “Bank”).  Under the line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40 million, including up to $10 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  At June 29, 2013, this credit facility had a maturity date of and amounts outstanding had to be paid by July 28, 2013.

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

At June 29, 2013, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2013	2012	2013	2012
Service cost	$105	$13	$117	$25
Interest cost	434	560	1,000	1,120
Expected return on plan assets	(807)	(577)	(1,419)	(1,154)
Amortization of unrecognized loss	571	288	900	576
Amortization of prior service cost	3	3	6	6
Net Periodic Benefit Cost	$306	$287	$604	$573

The Company contributed $0.7 million to its defined benefit pension plan in the first six months of 2013.  The Company expects to contribute $2.1 million to its defined benefit pension plans in 2013.  Additionally, the Company expects to contribute $0.9 million to its defined contribution retirement plans in 2013.

In the second quarter of 2013, the Company settled a defined benefit pension plan that covered certain employees of its former manufacturing facility in Ireland.  The Company incurred approximately $1.4 million in non-cash charges that are included in selling, general and administrative expenses.

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

At June 29, 2013 and December 29, 2012, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible, related entirely to the COG segment.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	JUNE 29, 2013			DECEMBER 29, 2012
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$9,638	$9,256	$382	$9,542	$9,163	$379
Patents	3,713	3,384	329	3,642	3,334	308
Customer relationships	3,170	2,378	792	3,170	2,151	1,019
	$16,521	$15,018	$1,503	$16,354	$14,648	$1,706
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$8,403			$8,606

Amortization expense for the three and six month periods ended June 29, 2013 was approximately $0.2 million and $0.4 million, respectively.  The estimated future amortization expense for other intangibles remaining as of June 29, 2013 is as follows:

(THOUSANDS OF DOLLARS)	2013	2014	2015	2016	2017	THEREAFTER
	$ 367	$ 679	$ 280	$ 120	$ 57	$ -

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of income as incurred.  Foreign currency derivatives had a total notional value of $13.4 million as of June 29, 2013 and $24.6 million as of December 29, 2012.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixes the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged is the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap has been designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  From inception to June 29, 2013, the effect of the mark-to-market valuation, net of tax, was not material and was included as a component of accumulated other comprehensive loss.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	JUNE 29,				DECEMBER 29,
	2013				2012
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$5	$-	$-	$5	$705	$-	$-	$705
Short-term investments (B)	262	-	-	262	227	-	-	227
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	15	-	15	-	257	-	257
	$267	$15	$-	$282	$932	$257	$-	$1,189

(THOUSANDS OF DOLLARS)	JUNE 29,				DECEMBER 29,
	2013				2012
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$14	$-	$14	$-	$87	$-	$87
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	7	-	7	-	157	-	157
	$-	$21	$-	$21	$-	$244	$-	$244

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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and six month periods ended June 29, 2013 and June 30, 2012 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2013	2012	2013	2012
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$(42)	$(288)	$8	$(106)
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$76	$64	$148	$95
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(38)	$(37)	$(74)	$(72)

(A)	Included in selling, general and administrative expenses
(B)	Included in interest expense

NOTE J - Short-Term Investments
At June 29, 2013, the Company had short-term investments of $0.3 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was not material at June 29, 2013.

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

The Company expects that the Federal Environmental Protection Agency ("EPA") will select a remedy for the Site in 2014.  At that time, the EPA will initiate an administrative process (the "Special Notice Process") pursuant to CERCLA whereby the EPA will request that those entities that the EPA contends arranged for the disposal of hazardous materials at the Site (the PRPs), undertake the selected remedy at the Site.  The EPA contends that the Company is a PRP at the Site.  During the Special Notice Process, the Company and the other PRPs will engage in negotiations with the EPA regarding the remedy, and among themselves regarding the contribution of each PRP to overall remediation costs.  Neither the cost of the remedy nor the identity of all PRPs is known at this time.  Therefore it is not possible to assess the outcome of the Special Notice Process as it may relate to the Company's contribution to remediation costs.

The Company is involved in various other litigation and legal matters that have arisen in the ordinary course of business.  To its knowledge, management believes that the ultimate resolution of any of those existing matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE M - Subsequent Events

Assets Held for Sale
On July 13, 2013, the Company signed a material definitive agreement to sell its Cross Accessory Division (“CAD”) to ATC Holdings, LP, a newly formed affiliate of Clarion Capital Partners, for a cash price of $60 million, subject to certain customary closing conditions and post closing adjustments.  As part of this transaction, Clarion will assume substantially all of the assets and liabilities associated with CAD, excluding liabilities associated with its U.S. defined benefit pension plan and certain known pre-closing environmental matters.  The transaction met the criteria for Assets Held for Sale at the time of signing subsequent to the end of the second quarter.  The sale is expected to close before the end of the third quarter.  As such, it is expected that CAD earnings will be reported as discontinued operations in the Company’s third quarter 2013 Form 10-Q.  An approximation of those CAD assets and liabilities associated with this agreement that are presented in the unaudited June 29, 2013 condensed consolidated balance sheet are:

(THOUSANDS OF DOLLARS)
Current assets	$51,368
Fixed assets, net	9,695
Intangibles	1,293
Total Assets	$62,356

Current Liabilities	$15,404
Long-Term Liabilities	988
Total Liabilities	$16,392

Credit Agreement
On July 23, 2013, the Company and its lender, Bank of America, amended the Company’s current credit agreement, Second Amended And Restated Credit Agreement, that was due to mature on July 28, 2013.  This amended agreement, First Amendment To Second Amended And Restated Credit Agreement, extends the maturity date to December 31, 2013.  All other conditions, restrictions and covenants are unchanged.

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

Results of Operations Second Quarter 2013 Compared to Second Quarter 2012

In the second quarter of 2013, the Company reported net income of $3.1 million, or $0.25 per basic and $0.24 per diluted share, compared to net income of $3.7 million, or $0.30 per basic and $0.28 per diluted share in the second quarter of 2012.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED
	JUNE 29,	JUNE 30,	PERCENTAGE
	2013	2012	CHANGE
Cross Accessories Division (CAD)	$21,084	$21,321	-1.1%
Cross Optical Group (COG)	32,418	27,486	17.9%
Consolidated Net Sales	$53,502	$48,807	9.6%

Consolidated net sales were $53.5 million in the second quarter of 2013 compared to $48.8 million in the second quarter of 2012.  The effect of foreign exchange was unfavorable to consolidated second quarter 2013 sales results by approximately 110 basis points.

CAD sales decreased 1.1% in the second quarter of 2013 compared to the second quarter of 2012.  The entire decline was related to the substantially weaker Japanese Yen as foreign exchange was unfavorable to CAD sales results by approximately 240 basis points.

COG sales grew by 17.9%, led by the Costa brand which increased 20.3% compared to the prior year second quarter.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	THREE MONTHS ENDED
	JUNE 29,	JUNE 30,	PERCENTAGE
	2013	2012	POINT CHANGE
CAD	56.8%	54.2%	2.6
COG	59.5%	59.2%	0.3
Consolidated Gross Profit Margins	58.4%	57.0%	1.4

Consolidated gross margins were 58.4% in the second quarter,  140 basis points higher than the same period last year.

Consolidated operating expenses for the second quarter of 2013 were $26.5 million, or 49.4% of sales, as compared to $22.2 million, or 45.6% of sales a year ago; an increase of 380 basis points.  The CAD segment operating expenses were 17.0% higher than the prior year’s second quarter.  Included in CAD segment’s second quarter 2013 operating expenses is a $1.4 million one-time non-cash charge related to the settlement of a defined benefit pension plan that covered certain employees of its former manufacturing facility in Ireland and $0.5 million of costs related to the pending sale of CAD division assets.  The COG segment’s operating expenses were 21.5% higher than last year and were largely sales volume related.

In the second quarter of 2013, the effective tax rate was 33.3%.  In the second quarter of 2012, the effective tax rate was 30.9%.

Results of Operations First Six Months 2013 Compared to First Six Months 2012

In the first six months of 2013, the Company reported net income of $4.7 million, or $0.38 per basic and $0.36 per diluted share, compared to net income of $5.2 million, or $0.42 per basic and $0.40 per diluted share in the first six months of 2012.

The following chart details net sales performance:

(THOUSANDS OF DOLLARS)	SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	PERCENTAGE
	2013	2012	CHANGE
Cross Accessories Division (CAD)	$41,649	$43,250	-3.7%
Cross Optical Group (COG)	56,254	47,503	18.4%
Consolidated Net Sales	$97,903	$90,753	7.9%

Consolidated net sales were $97.9 million in the first six months of 2013 compared to $90.8 million in the first six months of 2012.  The effect of foreign exchange was unfavorable to consolidated sales results for the first six months of 2013 by approximately 100 basis points.

CAD sales decreased 3.7% in the first six months of 2013 compared to the first six months of 2012.  Approximately 60% of the decline was related to the substantially weaker Japanese Yen as foreign exchange was unfavorable to CAD sales results by approximately 220 basis points.

COG sales grew by 18.4%, led by the Costa brand which increased 20.3% compared to the prior year first six months.

The following chart details gross profit margins for both segments as well as the consolidated gross profit margins:

	SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	PERCENTAGE
	2013	2012	POINT CHANGE
CAD	55.1%	54.1%	1.0
COG	59.1%	58.9%	0.2
Consolidated Gross Profit Margins	57.4%	56.6%	0.8

Consolidated gross margin for the first six months of 2013 of 57.4% was 80 basis points higher than the first six months of 2012.

Consolidated operating expenses for the first six months of 2013 were $48.8 million, or 49.8% of sales, as compared to $43.4 million, or 47.8% of sales a year ago; an increase of 200 basis points.  The CAD segment operating expenses were 7.4% higher than the prior year’s first six months.  Included in the CAD segment’s 2013 six month period operating expenses was a $1.4 million one-time non-cash charge related to the settlement of a defined benefit pension plan that covered certain employees of its former manufacturing facility in Ireland and $0.7 million of costs related to the pending sale of CAD division assets.  The COG segment’s operating expenses were 18.7% higher than last year and were almost entirely related to the higher sales volume in the 2013 year-to-date period.

In the first six months of 2013, the effective tax rate was 33.6%.  In the first six months of 2012, the effective tax rate was 31.2%.

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

The Company's cash and short-term investment balance of $19.3 million at June 29, 2013 decreased $8.0 million from December 29, 2012.  The most significant factors affecting the Company's cash balance are discussed in this section.

Inventory was $46.0 million at June 29, 2013, an increase of $8.0 million since December 29, 2012.  CAD inventory increased $2.5 million and COG inventory levels increased by $5.5 million from year end 2012.  The increase was to support anticipated higher sales volumes.

Accounts payable, accrued expenses and other liabilities was $20.9 million, a decrease of $5.5 million since December 29, 2012.  CAD and COG accounts payable, accrued expenses and other liabilities decreased $2.0 million and $4.5 million, respectively.

The Company has a $40 million secured line of credit with a bank.  At June 29, 2013, this credit facility had a maturity date of and amounts outstanding had to be paid by July 28, 2013.    Subsequent to June 29, 2013, this credit facility was amended to extend its maturity date and date that amounts outstanding had to be paid by to December 31, 2013.    Under the current agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At June 29,

2013, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  The Company was in compliance with its various debt covenants as of June 29, 2013.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

x
Covenant Description	Covenant Requirement	Calculated Company Value June 29, 2013
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010, or $48.6 million	$67.5 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$4.4 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.77:1

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

At June 29, 2013, cash and short-term investments available for domestic operations was approximately $11.5 million, while cash held offshore was approximately $7.8 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 29, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
March 31, 2013 - April 27, 2013	35,917	$ 12.48	35,917	493,646
April 28, 2013 - May 25, 2013	-	$ 0.00	-	493,646
May 26, 2013 - June 29, 2013	-	$ 0.00	-	493,646
	35,917	$ 12.48	35,917

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 share increase to the 2008 program.  Cumulatively, through June 29, 2013, the Company purchased approximately 1.2 million shares under this plan for approximately $8.5 million at an average price per share of $7.07.

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

A. T. CROSS COMPANY

Date: August 8, 2013	By: DAVID G. WHALEN David G. Whalen Chief Executive Officer

Date: August 8, 2013	By: KEVIN F. MAHONEY Kevin F. Mahoney Senior Vice President, Finance and Chief Financial Officer