Form 10-Q
period 2013-09-28
COSTA INC
filed 2013-11-07
CIK 25793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number  1-6720

COSTA INC.
(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0126220 (IRS Employer Identification No.)
24 Albion Road, Lincoln, Rhode Island (Address of principal executive offices)	02865 (Zip Code)

Registrant's telephone number, including area code (401) 335-3400

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

Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__	Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 26, 2013:

Class A common stock -	11,388,835 shares
Class B common stock -	1,804,800 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

COSTA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS AND SHARES)	SEPTEMBER 28,	DECEMBER 29,
	2013	2012
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$63,876	$27,120
Short-term investments	292	227
Accounts receivable, gross	12,268	33,510
Allowance for doubtful accounts	(208)	(633)
Accounts receivable, net	12,060	32,877
Inventories	17,900	38,020
Deferred income taxes	2,631	3,417
Other current assets	2,766	8,072
Total Current Assets	99,525	109,733

Property, plant and equipment, gross	10,079	112,901
Accumulated depreciation	(5,750)	(98,525)
Property, Plant and Equipment, Net	4,329	14,376
Goodwill	15,279	15,279
Intangibles, Net	7,828	8,606
Deferred Income Taxes	4,114	11,570
Other Assets	1,031	1,775
Total Assets	$132,106	$161,339
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$5,853	$26,399
Line of credit	15,000	15,000
Accrued compensation and related taxes	5,378	8,132
Retirement plan obligations	2,360	2,731
Income taxes payable	211	567
Total Current Liabilities	28,802	52,829

Retirement Plan Obligations	18,095	19,808
Other Long-Term Liabilities	1,157	3,624
Commitments and Contingencies (Note L)	-	-
Total Liabilities	48,054	76,261
Shareholders' Equity
Common stock, par value $1 per share:
Class A - authorized 40,000 shares, 19,626 shares issued and 11,386 shares outstanding at September 28, 2013, and 19,177 shares
issued and 11,163 shares outstanding at December 29, 2012	19,626	19,177
Class B - authorized 4,000 shares, 1,805 shares issued and
outstanding at September 28, 2013 and December 29, 2012	1,805	1,805
Additional paid-in capital	36,073	32,309
Retained earnings	95,155	100,666
Accumulated other comprehensive loss	(16,073)	(19,852)
Treasury stock, at cost	(52,534)	(49,027)
Total Shareholders' Equity	84,052	85,078
Total Liabilities and Shareholders' Equity	$132,106	$161,339

See notes to condensed consolidated financial statements.

COSTA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(THOUSANDS OF DOLLARS AND SHARES,	THREE MONTHS ENDED		NINE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012	2013	2012

Net sales	$24,569	$19,449	$80,824	$66,952
Cost of goods sold	10,156	7,978	33,187	27,493
Gross Profit	14,413	11,471	47,637	39,459

Selling, general and administrative expenses	12,328	8,722	33,648	27,049
Service and distribution costs	1,519	1,063	4,000	3,225
Research and development expenses	373	255	1,106	813
Operating Income	193	1,431	8,883	8,372

Interest and other expense	(128)	(102)	(404)	(522)
Interest and Other Expense	(128)	(102)	(404)	(522)

Income from Continuing Operations
Before Income Taxes	65	1,329	8,479	7,850
Income tax provision	240	432	3,123	2,597
(Loss) Income from Continuing Operations	(175)	897	5,356	5,253

(Loss) Income from Discontinued Operations,
Net of Tax	(10,064)	1,142	(10,867)	1,985
Net (Loss) Income	$(10,239)	$2,039	$(5,511)	$7,238

Net (Loss) Income Per Share:
Basic:
Continuing Operations	$(0.01)	$0.07	$0.43	$0.43
Discontinued Operations	(0.81)	0.09	(0.88)	0.16
Net (Loss) Income Per Share	$(0.82)	$0.16	$(0.45)	$0.59

Diluted:
Continuing Operations	$(0.01)	$0.07	$0.40	$0.40
Discontinued Operations	(0.81)	0.08	(0.82)	0.16
Net (Loss) Income Per Share	$(0.82)	$0.15	$(0.42)	$0.56

Weighted Average Shares Outstanding:
Denominator for Basic Net Income Per Share	12,501	12,729	12,359	12,357
Effect of dilutive securities	-	597	907	621
Denominator for Diluted Net Income Per Share	12,501	13,326	13,266	12,978

See notes to condensed consolidated financial statements.

COSTA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012	2013	2012

Net (Loss) Income	$(10,239)	$2,039	$(5,511)	$7,238

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	2,858	311	2,046	391
Unrealized gain on interest rate swap, net of tax	9	13	57	28
Pension liability adjustment, net of tax	-	(20)	1,676	10
Comprehensive (Loss) Income	$(7,372)	$2,343	$(1,732)	$7,667

See notes to condensed consolidated financial statements.

COSTA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(THOUSANDS OF DOLLARS)	NINE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012
Cash (Used in) Provided by Operating Activities:
Net (Loss) Income	$(5,511)	$7,238
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation	3,608	3,813
Amortization	534	554
Amortization of deferred gain	(2,216)	(391)
Loss on sale of assets	2,053	-
Provision for bad debts	234	(177)
Deferred income taxes	5,455	(320)
Stock-based compensation and directors' fees	4,790	1,076
Excess tax benefit from stock-based awards	(2,755)	(644)
Unrealized gain on short-term investments	-	(10)
Unrealized (gain) loss on foreign exchange contracts	-	137
Unrealized foreign currency transaction gain	(108)	(71)
Changes in operating assets and liabilities:
Accounts receivable	6,351	337
Inventories	(10,405)	(2,668)
Other assets	1,081	895
Accounts payable	(6,463)	(1,727)
Other liabilities	(4,382)	(3,890)
Net Cash (Used in) Provided by Operating Activities	(7,734)	4,152
Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(128)	(23,042)
Sales of short-term investments	63	22,826
Proceeds from the sale of Assets	50,424	-
Additions to property, plant and equipment	(4,046)	(4,203)
Additions to trademarks and patents	(173)	(265)
Net Cash Provided by (Used in) Investing Activities	46,140	(4,684)
Cash Used in Financing Activities:
Borrowing on long-term debt	-	3,000
Repayment of long-term debt	-	(7,221)
Excess tax benefit from stock-based awards	2,755	644
Repurchase of share-based awards to satisfy tax withholdings	(1,162)	-
Proceeds from sale of Class A common stock, net	90	320
Purchase of treasury stock	(3,113)	(2,198)
Net Cash Used in Financing Activities	(1,430)	(5,455)
Effect of exchange rate changes on cash and cash equivalents	(220)	595
Increase (Decrease) in Cash and Cash Equivalents	36,756	(5,392)
Cash and cash equivalents at beginning of period	27,120	25,991
Cash and Cash Equivalents at End of Period	$63,876	$20,599

SUPPLEMENTAL INFORMATION
Income taxes paid, net	$1,236	$1,490
Interest paid	$322	$371

See notes to condensed consolidated financial statements.

NOTE A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for financial statements.  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 28, 2013, the results of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 28, 2013 and September 29, 2012, and the cash flows for the nine-month periods ended September 28, 2013 and September 29, 2012.  The results of operations for the nine-month period ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated to the date of issuance of these financial statements.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2012, which includes consolidated financial statements and notes thereto for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.  The Company operates on a 52/53 week fiscal year, ending on the Saturday closest to December 31, and consists of 13 week fiscal quarters.

Subsequent to the September 6, 2013 divestiture of the Cross Accessory Division (“CAD”), the A. T. Cross Company renamed itself Costa Inc. (“the Company”).  Costa Inc. trades on the NASDAQ stock exchange under the ticker symbol ATX. The Company now operates as one segment in the competitive sunglass business.  The Company designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.  The Company typically records its highest sales and operating income in the second quarter of the fiscal year.

NOTE B - Inventory
The Company’s inventories are valued at the lower of cost or market.  Cost is determined using the first in, first out method.  The components of inventory are as follows:

(THOUSANDS OF DOLLARS)	SEPTEMBER 28,	DECEMBER 29,
	2013	2012
Finished goods	$8,779	$26,182
Work in process	23	3,512
Raw materials	9,098	8,326
	$17,900	$38,020

NOTE C - Income Taxes from Continuing Operations
In the first nine months of 2013 the effective tax rate from continuing operations was 36.8%.  In the first nine months of 2012 the effective tax rate from continuing operations was 33.1%.

NOTE D – Discontinued Operations

On September 6, 2013, the Company completed the sale of its Cross Accessory Division to a newly-formed affiliate of Clarion Capital Partners, LLC (the "Purchaser"). In accordance with the agreement, dated July 13,

2013, the Purchaser assumed substantially all of the liabilities associated with the CAD Business, except those related to the U.S. defined benefit pension plan, certain pre-closing environmental matters and certain other liabilities, which were retained by the Company. Under the terms of the Asset Purchase Agreement the purchase price is subject to a post-closing adjustment for the final working capital sold.

The operating results of CAD, prior to the sale are reported within (loss) income from discontinued operations, net of tax, in the consolidated statement of income. The assets and liabilities sold with the business are listed below.

The following table sets forth summary information relating to Cross Accessory Division:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(THOUSANDS OF DOLLARS)	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012	2013	2012

Net Sales	$12,447	$23,946	$54,096	$67,196

Operating (loss) income before income taxes	(3,295)	1,170	(3,605)	2,203

Loss on disposal of assets	(185)	-	(185)	-
Income tax provision on discontinued operations	6,584	28	7,077	218
(Loss) Income from Discontinued Operations	$(10,064)	$1,142	$(10,867)	$1,985

There was $2.9 million of cumulative translation losses which were reclassified from  accumulated other comprehensive income to the income statement as part of the loss from discontinued operations.

The CAD assets and liabilities that were sold represent those reported as the CAD segment of the Company’s financial statements and were as follows:

(THOUSANDS OF DOLLARS)
Accounts Receivable	$13,499
Inventory	29,982
PP&E	10,448
Other Assets	6,493
Accounts payable, accrued expenses and other	(14,495)
Other Liabilities	(988)
Net Assets	$44,939

NOTE E - Warranty Costs

Costa and Native sunglasses are sold with a lifetime warranty against defects in materials and workmanship.  Estimated warranty costs are accrued at the time of sale.  The most significant factors in the estimation of warranty cost liabilities include the operating efficiency and related cost of the repair department, unit sales and the number of units that are eventually returned for warranty repair.  The current portion of accrued warranty costs was $0.2 million at September 28, 2013 and December 29, 2012, and was recorded in accounts payable, accrued expenses and other liabilities.  The following chart reflects the activity in aggregate accrued warranty costs:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012	2013	2012
Accrued Warranty Costs - Beginning of Period	$1,728	$1,887	$1,712	$1,892
Warranty costs paid	(106)	(67)	(369)	(205)
Warranty costs accrued	255	28	534	161
Warranty liability sold	(1,249)	-	(1,249)	-
Accrued Warranty Costs - End of Period	$628	$1,848	$628	$1,848

NOTE F - Line of Credit
The Company maintains a $40 million revolving line of credit with Bank of America, N.A. (the “Bank”).  Under the line of credit agreement, the Bank agreed to make loans to the Company in an aggregate amount not to exceed $40 million, including up to $10 million equivalent in Eurocurrency loans denominated in pounds sterling or Euro (“Eurocurrency Loans”) and up to $30 million of other committed loans to the Company (“Committed Loans”) at any time.  As part of the aggregate availability, the Bank may also issue up to $7.5 million in letters of credit.  Subject to the limits on availability and the other terms and conditions of this credit agreement, amounts may be borrowed, repaid and reborrowed without penalty.  This credit facility has a maturity date of and amounts outstanding have to be paid by December 31, 2013.

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

Under the line of credit agreement, the Company has agreed to comply with certain affirmative and negative covenants.  The most restrictive covenant requires the Company to maintain a maximum ratio of consolidated funded indebtedness to consolidated adjusted EBITDA over any four-quarter period.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures, each of which is calculated in accordance with the agreement.  Amounts due under the credit agreement are guaranteed by certain domestic subsidiaries of the Company.  Amounts due are also secured by a pledge of the assets of the Company and those of certain of its domestic subsidiaries.

At September 28, 2013, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.

NOTE G - Employee Benefit Plans
The following table illustrates the components of net periodic benefit cost:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012	2013	2012
Service cost	$59	$12	$176	$37
Interest cost	500	561	1,500	1,681
Expected return on plan assets	(709)	(578)	(2,128)	(1,732)
Amortization of unrecognized loss	449	287	1,349	863
Amortization of prior service cost	3	3	9	9
Net Periodic Benefit Cost	$302	$285	$906	$858

The Company contributed $1.8 million to its defined benefit pension plans in the first nine months of 2013.  The Company expects to contribute a total of $2.3 million to its defined benefit pension plans in 2013.  Additionally, the Company expects to contribute $0.6 million to its defined contribution retirement plans in 2013.

In the second quarter of 2013, the Company settled a defined benefit pension plan that covered certain employees of its former manufacturing facility in Ireland.  The Company incurred approximately $1.4 million in non-cash charges that are included in discontinued operations.

NOTE H - Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, more frequently if events or circumstances occur that would indicate a potential decline in their fair value.    The Company performs the assessments annually during the fourth quarter or on an interim basis if potential impairment indicators arise.  The fair value of the reporting unit's goodwill is determined using established income and market valuation approaches and the fair value of other indefinite-lived intangible assets, consisting of two trade names, is determined using a forward relief from royalty method.  For further discussion about impairment analysis, see the "Impairment Analysis" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 29, 2012.

At September 28, 2013 and December 29, 2012, the approximate $15.3 million carrying value of goodwill, $11.9 million of which is expected to be tax deductible.  Other intangibles consisted of the following:

(THOUSANDS OF DOLLARS)	SEPTEMBER 28, 2013			DECEMBER 29, 2012
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	OTHER INTANGIBLES, NET
Amortized:
Trademarks	$250	$160	$90	$9,542	$9,163	$379
Patents	323	165	158	3,642	3,334	308
Customer relationships	3,170	2,490	680	3,170	2,151	1,019
	$3,743	$2,815	$928	$16,354	$14,648	$1,706
Not Amortized:
Trade names			6,900			6,900
Intangibles, Net			$7,828			$8,606

Amortization expense for the three and nine month periods ended September 28, 2013 was approximately $0.1 million and $0.5 million, respectively.  The estimated future amortization expense for other intangibles remaining as of September 28, 2013 is as follows:

(THOUSANDS OF DOLLARS)	2013	2014	2015	2016	2017	THEREAFTER
	$ 158	$ 518	$ 165	$ 47	$ 38	$ 2

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

Foreign Exchange
The Company enters into derivatives, primarily forward foreign exchange contracts with terms of no more than one year, to manage risk associated with exposure to certain foreign currency denominated balance sheet positions, primarily intercompany accounts receivable.  Gains or losses resulting from the translation of certain foreign currency balance sheet positions are recognized in the statement of operations as incurred.  Foreign currency derivatives had a total notional value of $0 as of September 28, 2013 and $24.6 million as of December 29, 2012.  Gains and losses on the derivatives were generally offset by changes in U.S. dollar value of the underlying hedged items.

Interest Rates
In 2010, the Company entered into a forward interest rate swap agreement with an initial notional amount of $15.0 million and a term of three years.  This swap effectively fixed the interest rate on a portion of the Company’s line of credit at approximately 1.2%.  The item being hedged was the first interest payment to be made on $15.0 million of principal expected to occur each month beginning March 31, 2011.  The Company measures hedge ineffectiveness using the “hypothetical” derivative method.  This swap was designated a cash flow hedge and the effect of the mark-to-market valuation is recorded as an adjustment, net of tax, to accumulated other comprehensive loss.  The interest rate swap expired July 28, 2013.

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

Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

(THOUSANDS OF DOLLARS)	SEPTEMBER 28,				DECEMBER 29,
	2013				2012
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (A)	$56,002	$-	$-	$56,002	$705	$-	$-	$705
Short-term investments (B)	292	-	-	292	227	-	-	227
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	-	-	-	-	257	-	257
	$56,294	$-	$-	$56,294	$932	$257	$-	$1,189

(THOUSANDS OF DOLLARS)	SEPTEMBER 28,				DECEMBER 29,
	2013				2012
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liabilities
Derivatives designated as
hedging instruments:
Interest rate swaps (D)	$-	$-	$-	$-	$-	$87	$-	$87
Derivatives not designated as
hedging instruments:
Foreign exchange contracts (C)	-	-	-	-	-	157	-	157
	$-	$-	$-	$-	$-	$244	$-	$244

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

The effective portion of the pre-tax gains (losses) on our derivative instruments for the three and nine month periods ended September 28, 2013 and September 29, 2012 are categorized in the following table:

(THOUSANDS OF DOLLARS)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012	2013	2012
Fair Value / Non-designated Hedges:
Foreign exchange contracts (A)	$(8)	$(31)	$-	$(137)
Cash Flow Hedges:
Effective portion recognized in other
comprehensive income:
Interest rate swaps	$14	$57	$162	$152
Effective portion reclassified from other
comprehensive income:
Interest rate swaps (B)	$(14)	$(36)	$(88)	$(108)

(A)	Included in discontinued operations
(B)	Included in interest expense

NOTE J - Short-Term Investments
At September 28, 2013, the Company had short-term investments of $0.3 million classified as trading securities.  Realized and unrealized gains or losses on these short-term investments are included in other income.  The amount of unrealized gain on these short-term investments was not material at September 28, 2013.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
A. T. Cross Company was a designer and marketer of branded personal accessories including writing instruments, reading glasses, personal and business accessories and sunglasses.

On September 6, 2013, the Company completed the sale of its Cross Accessory Division (“CAD”) to a newly formed affiliate of Clarion Capital Partners, LLC (the “Purchaser”).  The Purchaser assumed substantially all of the liabilities associated with the CAD business, other than those related to the U.S. defined benefit pension plan and certain pre-closing environmental matters and certain other liabilities.  The consolidated statements of income included present the former CAD as a Discontinued Operation.

Subsequent to the September 6, 2013 divestiture, the A. T. Cross Company renamed itself Costa Inc. (“the Company”).  Costa Inc. trades on the NASDAQ stock exchange under the ticker symbol ATX.

The Company operates as one segment in the competitive sunglass business.  The Company designs, manufactures and markets high-quality, high-performance polarized sunglasses under the brand names Costa and Native.  The Company typically records its highest sales and operating income in the second quarter of the fiscal year.

Results of Operations Third Quarter 2013 Compared to Third Quarter 2012

Sales by Costa Inc., the former Cross Optical Group, increased by 26.3% during the third quarter of 2013 to $24.6 million compared to $19.4 million in the third quarter of 2012.

Gross margins in the third quarter of 2013 were 58.6%, compared to 59.0% in the third quarter of 2012.

Operating income in the third quarter of 2013 decreased to $0.2 million, compared to $1.4 million in the third quarter of 2012.  Included in the 2013 third quarter results for continuing operations was approximately $2.1 million of non-cash compensation expense associated with equity awards that vested upon the sale of the Cross Accessory Division.

Net loss from continuing operations for the third quarter of 2013 was a loss of $0.2 million or $0.01 per basic share compared to net income from continuing operations of $0.9 million, or $0.07 per basic and diluted share in the third quarter of 2012.

Net loss from discontinued operations, net of tax, for the third quarter of 2013 was $10.1 million, or $0.81 per basic share, compared to net income from discontinued operations, net of tax, of $1.1 million, or $0.09 per basic share and $0.08 per diluted share in the third quarter of 2012.  Loss from discontinued operations primarily includes the operating results of the former Cross Accessories Division through the date of the disposition, the loss on sale of the CAD business as well as certain tax related items associated with the divestiture.

Net loss for the third quarter of 2013 was $10.2 million, or $0.82 per basic share, compared to net income of $2.0 million, or $0.16 per basic share and $0.15 per diluted share, in the third quarter of 2012.

Results of Operations First Nine Months 2013 Compared to First Nine Months 2012

Sales by Costa Inc., the former Cross Optical Group, increased by 20.7% during the nine months ended September 28, 2013 to $80.8 million compared to $67.0 million for the same period of 2012.

Gross margins during the nine month 2013 period were 58.9%, similar to the same period in 2012.

Operating income during the nine month 2013 period was $8.9 million, compared to $8.4 million for the same period in 2012.  Included in the nine month 2013 period for continuing operations was approximately $2.1 million of non-cash compensation expense associated with equity awards that vested upon the sale of the Cross Accessory Division.

Net income from continuing operations for the nine month 2013 period was $5.4 million, or $0.43 per basic share and $0.40 per diluted share, compared to net income of $5.3 million, or $0.43 per basic share and $0.40 per diluted share, for the same period in 2012.

Net loss from discontinued operations, net of tax, for the nine month 2013 period was $10.9 million, or $0.88 per basic share, compared to net income from discontinued operations, net of tax, of $2.0 million, or $0.16 per basic and diluted share for the same period in 2012. Loss from discontinued operations primarily includes the operating results of the former Cross Accessories Division through the date of the disposition, the loss on sale of the CAD business as well as certain tax related items associated with the divestiture.

Net loss for the nine month 2013 period was $5.5 million, or $0.45 per basic share and $0.42 per diluted share, compared to net income of $7.2 million, or $0.59 per basic share and $0.56 per diluted share, for the same period in 2012.

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

The Company's cash and short-term investment balance of $64.2 million at September 28, 2013 increased $36.8 million from December 29, 2012.  The most significant factors affecting the Company's cash balance are discussed in this section.

The sale of the Cross Accessory Division in the third quarter generated $50.4 million of net cash for the Company.  The changes to cash discussed below exclude the impact the sale of net assets.

Inventory was $17.9 million at September 28, 2013, as Costa Inc. inventory levels increased by $4.9 million from year end 2012.  The increase in Costa Inc. inventory is to support higher anticipated sales volumes.

Accounts payable, accrued expenses and other liabilities was $11.2 million.  Costa Inc. accounts payable, accrued expenses and other liabilities decreased by $4.1 million from year end.

The Company has a $40 million secured line of credit with a bank.  At September 28 2013, this credit facility had a maturity date of and amounts outstanding had to be paid by December 31, 2013.    Under the current agreement, the Company has the option to borrow at various interest rates depending upon the type of borrowings made and the Company's consolidated leverage ratio.  At September 28, 2013, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  At December 29, 2012, the outstanding balance of the Company's line of credit was $15.0 million, bearing an interest rate of approximately 2.0%, and the unused and available portion, according to the terms of the agreement, was $25.0 million.  The Company was in compliance with its various debt covenants as of September 28, 2013.  The agreement requires the Company to maintain a minimum consolidated tangible net worth, computed at each year end, a maximum level of capital expenditures and a minimum ratio of adjusted EBITDA to required debt service payments over any four-quarter period, each of which is calculated in accordance with the agreement:

x
Covenant Description	Covenant Requirement	Calculated Company Value September 28, 2013
Consolidated Tangible Net Worth	Cannot be less than $37.5 million plus 50% of Net Income For Fiscal Years after 2010, or $48.5 million	$60.9 million
Capital Expenditures	Cannot exceed the greater of $10 million in a year or $10 million plus the prior year $10 million cap less expenditures	$4.2 million
Consolidated Leverage Ratio	Cannot exceed 2.75 to 1	0.74:1

The Company believes that existing cash and cash provided by operations, supplemented as appropriate by the Company's borrowing arrangements, will be adequate to finance its foreseeable operating and capital requirements, the stock repurchase plan and contributions to the retirement plans.

All cash as of September 28, 2013, was available for domestic use.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates from the information provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Form 10-K for the fiscal year ended December 29, 2012.

Forward-Looking Statements

Statements contained herein that are not historical fact are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as "believes," "anticipates," "expects," “intends,” "will" and similar expressions are intended to identify forward-looking statements, including but not limited to statements related to the availability of sources of cash; anticipated compliance with laws and regulations (including but not limited to environmental laws); and anticipated sufficiency of available working capital.  The Company cautions that a number of important factors could cause the Company's actual results for fiscal 2013 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements involve a number of risks and uncertainties.  For a discussion of certain of other of those risks, see "Risk Factors" in Item 1A of the Company's 2012 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for a complete discussion of the Company's market risk.  There have been no material changes to the market risk information included in the Company's 2012 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 28, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
June 30, 2013 - July 27, 2013	-		-	493,646
July 28, 2013 - August 24, 2013	-		-	493,646
August 25, 2013 - September 28, 2013	-		-	493,646
	-		-

In 2008, the Company's Board of Directors authorized management to repurchase up to 1.0 million shares of the Company's outstanding Class A common stock, depending on market conditions.  On February 22, 2012, the Company’s Board of Directors authorized a 700,000 share increase to the 2008 program.  Cumulatively, through September 28, 2013, the Company purchased approximately 1.2 million shares under this plan for approximately $8.5 million at an average price per share of $7.07.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

Section 5 – Corporate Governance and Management

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Executive Agreements

On February 21, 2013 certain Named Executive Officers (“NEOs”) of the Company entered into Amended and Restated Executive Agreements with the Company. Due to these Amended and Restated Executive Agreements the NEOs qualify for certain benefits in the event of termination of such executive’s employment. The amount of compensation payable to each NEO is dependent on the nature of the termination. Payments that may be made in cases of voluntary termination, early retirement, involuntary termination, termination following a change in control and in the event of disability or death of the executive are discussed below. The actual amounts to be paid out upon termination or change in control can only be determined at the time of such executive’s separation from the Company.

Term

The agreements shall continue in effect until three years following the date of the agreements and will automatically renew for an addition year on each anniversary of thereof unless otherwise terminated.

Payments Made Upon Termination

Regardless of the nature of a NEO’s termination, he or she may be entitled to receive benefits accrued and compensation earned during his or her term of employment. Such amounts may include:

•	non-equity incentive compensation earned during the fiscal year in the same manner as other employee participants;
•	vested outstanding equity grants in the same manner as other employee participants;
•	extension of exercise period for vested stock options if executive is age 62 or older in the same manner as other employee participants;
•	vested amounts contributed by the Company under the 401(k) plan in the same manner as other employee participants, the related Excess Plan and the nonqualified deferred compensation program;
•	unused and accrued vacation pay in the same manner as other employee participants; and
•	amounts accrued and vested through the Company Qualified Pension Plan in the same manner as other employee participants, and the related Excess Plan.

Payments Made Upon Death or Disability

In the event of the death or disability of an NEO, in addition to the applicable benefits listed under the headings “Payments Made Upon Termination” and “Payments Made Upon Retirement” above, the NEO or his or her estate may receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate and in the same manner as other employee participants.

Payments Made Upon Involuntary Termination Without Cause

In the event of an involuntary termination without cause, in addition to the items identified above under the heading “Payments Made Upon Termination” above, each of the NEOs (other than Mr. Whalen) will receive a severance payment equal to 1.0 times the executive’s base salary, and Mr. Whalen will receive a severance payment equal to 2.0 times his base salary and target bonus under the annual incentive plan (75% of his base salary).

Payments Made Upon a Change in Control

The Company has a Change in Control Severance Program (the “Program”). Pursuant to this Program, if an executive’s employment is actually or constructively terminated following a change in control (other than termination by the Company for cause), in addition to the items identified above under the heading “Payments Made Upon Involuntary Termination Without Cause”, the named executives may receive the following payments and benefits.

With the exception of Mr. Whalen, each of the NEOs actually or constructively terminated in the 24 month period following a change in control will receive:

•	Severance payment equal to 1.5 times the executive’s base salary;
•	an amount equal to 1.5 times the executive’s target bonus under the annual incentive plan;
•

in certain circumstances, an amount as described in the Company’s 2012 Proxy Statement under the heading “Post-Termination Compensation” which represents excise tax charged to the NEO as a result of any change in control payments; and

•	any unvested stock options held by the executive will vest and become exercisable, and any restrictions on restricted stock grants held by the executive will lapse.

If actively or constructively terminated following, or under certain circumstances in the time period immediately preceding, a change in control, Mr. Whalen will receive:

•	a severance payment equal to 3.0 times his base salary;
•	an amount equal to 3.0 times his target bonus under the annual incentive plan (75% of base salary);
•

an amount as described in the Company’s 2012 Proxy Statement under the heading “Post-Termination Compensation” which represents excise tax charged to Mr. Whalen as a result of any change in control payments; and

•	Professional outplacement services for a minimum period of 18 months; and
•	any unvested stock options held by Mr. Whalen will vest and become exercisable, and any restrictions on restricted stock grants held by Mr. Whalen will lapse.

Change in Control is defined within the agreements. Refer to Exhibits 99.1, 99.2, 99.3, and 99.4.

Prior Executive Agreements

Prior to entering into the Amended and Restated Executive Agreements described above, David Whalen, Charles MacDonald, Kevin Mahoney, and Tina Benik entered into Executive Agreements with the Company, attached hereto as Exhibits 99.6, 99.7, 99.8, and 99.9.

Director Indemnification Agreement

The Company has entered into Indemnification Agreements with the members of its outside Board of Directors. The agreement protects the Director against certain risks associated with their role as a Director of the Company. The form of that agreement is attached as Exhibit 99.5.

Letter Agreements

Tina Benik, a NEO, entered into a Retention Letter with the Company on February 26, 2013 and a Letter Agreement with the Company on August 8, 2013. Such agreements are attached hereto as Exhibits 99.10 and 9.11, respectively.

Item 5.03 Amendment to the Articles of Incorporation or Bylaws; Change in Fiscal Year

On September 11, 2013, the Company filed an amendment to its Articles of Incorporation to change its name from A.T. Cross Company to Costa Inc. A copy of the Amendment is located at Exhibit 3.

Item 6.  Exhibits.

Exhibit 3	Amendment to the Articles of Incorporation of the Company, filed September 11, 2013
Exhibit 10	Asset Purchase Agreement
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Amended and Restated Executive Agreement by and between the Company and David G. Whalen, dated February 21, 2013
Exhibit 99.2	Amended and Restated Executive Agreement by and between the Company and Charles R. MacDonald, dated February 21, 2013
Exhibit 99.3	Amended and Restated Executive Agreement by and between the Company and Kevin F. Mahoney, dated February 21, 2013
Exhibit 99.4	Amended and Restated Executive Agreement by and between the Company and Tina C. Benik, dated February 21, 2013
Exhibit 99.5	Form of Director Indemnification Agreement
Exhibit 99.6	Executive Agreement by and between the Company and David G. Whalen, dated January 1, 2012
Exhibit 99.7	Executive Agreement by and between the Company and Charles R. MacDonald, August 15, 2011
Exhibit 99.8	Executive Agreement by and between the Company and Kevin F. Mahoney, dated August 15, 2011
Exhibit 99.9	Executive Agreement by and between the Company and Tina C. Benik, dated August 17, 2011
Exhibit 99.10	Retention Letter by and between the Company and Tina C. Benik, dated February 26, 2013
Exhibit 99.11	Letter Agreement by and between the Company and Tina C. Benik, dated August 8, 2013
Exhibit 101	Interactive XBRL Data Files

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTA INC.

Date: November 7, 2013	By: DAVID G. WHALEN
David G. Whalen
Chief Executive Officer

Date: November 7, 2013	By: KEVIN F. MAHONEY
Kevin F. Mahoney
Senior Vice President, Finance and
Chief Financial Officer